Form 10QSB
period 1996-12-31
INTERNATIONAL SPORTS WAGERING INC
filed 1997-02-18
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                                    OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from         to

                     Commission file number   O-21831

                     International Sports Wagering Inc.
     (Exact name of Small Business Issuer as specified in its charter)


       Delaware                                   22-3375134
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)             Identification No.)

201 Lower Notch Road, Little Falls, NJ         07424
(Address of principal executive offices)       (Zip Code)


Issuer's telephone number, including area code: (201) 256-8181


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes       No  X


There were 7,749,269 shares of Common Stock outstanding at February 10, 1997.


Transitional Small Business Disclosure Format (check one):
Yes       No  X












                    International Sports Wagering Inc.
                             December 31, 1996
                                Form 10-QSB

                                   Index


Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at December 31, 1996 and September 30,
          1996

          Statements of Operations for the Three Months Ended
          December 31, 1996 and 1995 and May 22, 1995 (date of inception) to December 31, 1996 and 1995

          Statement of Changes in Stockholders' Equity for the Three Months Ended December 31, 1996

          Statements of Cash Flows for the Three Months Ended
          December 31, 1996 and 1995 and May 22, 1995 (date of inception) to December 31, 1996 and 1995

          Notes to Financial Statements



































                    International Sports Wagering Inc.
                       (A Development Stage Company)
                              Balance Sheets


                                  Assets

                                             December 31,        September 30,
                                                1996                1996
                                              (Unaudited)           (Note 1)

Current Assets:
  Cash and cash equivalents                  $ 7,357,878         $ 537,546
  Prepaid expenses and other
    current assets                               187,743             8,885

      Total Current Assets                   7,545,621             546,431

Property and Equipment, net                    283,169             304,466

Other Assets                                     4,062               4,258

Deferred Financing Costs                           --                46,406

      Total Assets                            $7,832,852         $ 901,561

                   Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                           $   18,350          $  42,382
  Accrued expenses                              384,239            143,265

    Total Current Liabilities                   402,589            185,647

Stockholders' Equity:
  Preferred stock, par value $.001
    per share; 2,000,000 shares
    authorized, none issued or
    outstanding                                    --                  --
  Common stock, par value $.001 per
    share; 20,000,000 shares
    authorized, 7,524,269 and
    6,024,269 shares issued and
    outstanding, respectively                    7,524               6,024
  Additional paid-in capital                 9,041,020           1,687,089
  Deficit accumulated during the
    development stage                         (1,618,281)          (977,199)

      Total Stockholders' Equity               7,430,263           715,914

      Total Liabilities and
        Stockholders' Equity                 $ 7,832,852         $  901,561





See Notes to Financial Statements



                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Operations



                                                            May 22, 1995
                                Three Months Ended       (Date of Inception)
                                    December 31,            to December 31,
                                  1996           1995      1996        1995

Costs and Expense:
 Research and
  development expense         $ 179,273     $ 143,566   $  970,568  $ 231,909
 General and
  administrative
  expense                       480,679        20,572      706,586     50,223

    Operating (Loss)           (659,952)     (164,138)  (1,677,154)  (282,132)

Interest Income                  18,870         7,210       58,873     16,193

    Net (Loss)                $(641,082)    $(156,928) $(1,618,281) $(265,939)

Net (Loss) per
 share                        $    (.10)    $    (.02) $      (.25) $   (.04)

Weighted average
 common shares
 outstanding                   6,716,373       6,477,410  6,514,736 6,477,410






















See notes to financial statements


                       International Sports Wagering Inc.
                         (A Development Stage Company)
                  Statement of Changes In Stockholders' Equity
                  For the Three Months Ended December 31, 1996


                                                      Deficit
                                                    Accumulated
                                       Additional   During The
                      Common Stock      Paid-In     Development
                    Shares   Amount     Capital       Stage        Total

Balance at
 October 1, 1996  6,024,269  $6,024  $ 1,687,089   $  (977,199) $  715,914

Net (Loss)                                            (641,082)   (641,082)

Offering Costs                        (1,644,569)               (1,644,569)

Issuance of
 Common Stock     1,500,000   1,500    8,998,500                 9,000,000

Balance at
 December 31,1996 7,524,269  $7,524   $9,041,020   $(1,618,281) $7,430,263

































See notes to financial statements



                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                             May 22, 1995
                                   Three Months Ended     (Date of Inception)
                                      December 31,           to December 31,
                                 1996          1995         1996       1995

Cash Flows from
 Operating Activities:
  Net (Loss)                  $(641,082)    $(156,928)  $(1,618,281)$(265,939)
  Adjustment to
   reconcile net (loss)
   to net cash provided
   by (Used In)
   operating activities:
    Depreciation and
     amortization               31,296          6,224       103,199     8,684
    Issuance of
     options to
     consultants                   --         --             14,500       --
    Changes in assets
     and liabilities:
      Prepaid expenses
       and other current
       assets                 (178,858)            413     (187,743)   (9,450)
      Other assets                 --         --             (5,305)   (5,305)
      Accounts payable         (24,032)        (19,906)      18,350     8,502
      Accured expenses         240,974           9,903      384,239    23,268
  Net Cash (Used In)
   Operating Activities       (571,702)       (160,294)  (1,291,041)  240,240

Cash Flows from Investing
 Activities:
  Purchase of property
   and equipment                (9,803)         (3,242)    (385,125)  (45,100)

  Net Cash (Used In)
   Investing Activities         (9,803)         (3,242)    (385,125)  (45,100)

Cash Flows from
 Financing Activities:
  Proceeds from issuance
   of common stock            9,000,000             10   10,678,613   816,624
  Deferred financing
   costs                     (1,598,163)            --   (1,644,569)    --

   Net Cash Provided
    By Financing
    Activities                7,401,837             10    9,034,044   816,624




                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                            May 22, 1995
                                 Three Months Ended       (Date of Inception)
                                     December 31,            to December 31,
                                 1996          1995           1996      1995


Net Increase (Decrease)
 in Cash and Cash
 Equivalents                 6,820,332       (163,526)    7,357,878   531,284

Cash and Cash
 Equivalents,
 Beginning of Period           537,546        694,810          --         --

Cash and Cash
 Equivalents,
 End of Period             $ 7,357,878      $ 531,284    $ 7,357,878 $ 531,284



































See notes to financial statements




                    International Sports Wagering Inc.
                       Notes To Financial Statements


Note 1 -  Basis of Presentation:

          The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Registration Statement and is presented for comparative purposes. All other financial statements presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made.

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement.

Note 2 -  Net (Loss) Per Share of Common Stock:

          Loss per share is based on the weighted average number of shares of common stock outstanding during the period.






























Item 2.   Management's Discussion and Analysis or Plan of
          Operation

Plan of Operation

On December 17, 1996, International Sports Wagering Inc. (the "Company") closed its initial public offering of 1,500,000 units, each unit consisting of one share of common stock par value $.001 per share ("Common Stock") and one redeemable warrant to purchase one share of Common Stock at a price of $6.00 per unit. After underwriting discounts and commissions, other expenses of the offering, and the repayment of promissory notes issued in connection with a bridge financing consummated on October 28, 1996, the Company received net proceeds of approximately $7.2 million. Subsequent to the end of the quarter for which this report is filed, an over-allotment option involving an additional 225,000 units was exercised by the underwriters. This was closed on January 22, 1997, yielding additional net proceeds to the Company of approximately $1.2 million.

On November 25, 1996, the Company completed a live trial of its SportXctionTM sports wagering system (the "System") at the Excalibur Hotel & Casino ("Excalibur") in Las Vegas, Nevada, (a casino owned by Circus Circus Enterprises, Inc. ("Circus Circus")), as one of the conditions for obtaining approval by Nevada Gaming Authorities for use of the System. On January 10, 1997, the Company announced that it had received approval from the Nevada Gaming Control Board for use of the System in the State of Nevada. This approval is limited to use of the System in individual casinos or other sports wagering establishments. The trial of the System at Excalibur was continued until January 5, 1997, to permit additional evaluation by Circus Circus.

The Company recently commenced sales and marketing activities to casinos and other sports wagering establishments in Nevada.

On February 3, 1997, the Company announced that is had hired Sidney Diamond as its General Manager - Nevada Operations. Mr. Diamond has spent the past 23 years operating race and sports books for casinos in Nevada. For five years prior to joining the Company, he was in charge of all race and sports book operations for Circus Circus, covering eight casinos in Nevada. The Company intends to open a sales, support and operations office in Las Vegas, Nevada. It currently expects the facility to open during April or May 1997.

The Company's plan of operation during the next 12 months focuses primarily on (i) sales and marketing to casinos and other sports book operators in Nevada, (ii) the hiring of additional personnel in the areas of sales and marketing, equipment installation, maintenance and training, (iii) continued research and further product enhancement and development, including adapting the System for new betting propositions, (iv) obtaining approval to run the System in the State of Nevada using a central hub to which the Company's Player Betting Stations at multiple sports wagering establishments will be connected, reducing costs at each establishment, (v) obtaining all required Nevada gaming licenses, including that needed to provide the System to sports wagering establishments in exchange for a portion of the revenue received by the establishment or on the basis of a transaction fee, (vi) securing further intellectual property protection, including additional patent, trademark and copyright protections, and (vii) exploring opportunities in foreign markets, and alternative applications of the Company's proprietary technology, including adaptation of the System for use in non-wagering activities. The Company expects to purchase from others all of the hardware used in the System and believes that all of such hardware is available from numerous sources.

For the quarter ended December 31, 1996, the Company had a net loss of $641,082, compared with a net loss of $156,928 for the quarter ended December 31, 1995. No revenues were reported in either period, as the Company is in the development stage. The increased loss resulted primarily from interest expense and the debt discount ascribed to warrants issued as part of the bridge financing consummated on October 28, 1996; expenditures associated with the trial of the System at Excalibur; and increased salary expenses attributable to greater research and development and administrative activities. The Company incurred approximately $179,300 in research and development expenses for the quarter ended December 31, 1996, compared with approximately $143,600 in research and development expenses for the quarter ended December 31, 1995. The increase is attributed largely to expenditures associated with the trial of the System at Excalibur. The Company expects to continue to incur substantial research and development expenses for further product enhancement and development activities, including adapting the System for use in sporting events in addition to football, basketball, baseball and hockey; developing new betting propositions; adapting the System for use in foreign countries; and exploring alternative applications of the Company's proprietary technology, including adaptation of the System for use in non-wagering activities. The Company also expects to continue to incur substantial losses and negative cash flow at least through calendar 1997.

Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that the net proceeds of its recent initial public offering, together with existing resources, will be sufficient to satisfy its contemplated cash requirements for the next 18 to 24 months.

Except for the historical information contained herein, this quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the length of time that the Company's cash resources will last. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, inability of the Company to obtain required licenses from the Nevada Gaming Authorities; and failure of the Company's SportXctionTM sports wagering system to be accepted by casinos, sports book operators and players. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated December 11, 1996, included as part of the Company's Registration Statement on Form SB-2 (333-15005), in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such matters.









                    International Sports Wagering Inc.


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings:

               None

Item 2.   Change in Securities:

               None

Item 3.   Default Upon Senior Securities:

               None

Item 4.   Submission of Matters to a Vote of Security Holders:

               None

Item 5.   Other Information:

               None

Item 6.   Exhibits and Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter for which this report is filed.



                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     February 13, 1997   INTERNATIONAL SPORTS WAGERING INC.
                                        (Registrant)

                              S/BERNARD ALBANESE
                              Bernard Albanese, President,
                              Treasurer and Director
















     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:    February 13, 1997        S/BARRY MINDES
                                   Barry Mindes, Chairman of
                                   the Board of Directors
                                   (Principal Executive Officer)

Dated:    February 13, 1997        S/BERNARD ALBANESE
                                   Bernard Albanese, President,
                                   Treasurer and Director

Dated:    February 13, 1997        S/JENEENE NORMAN
                                   Jeneene Norman, Chief
                                   Financial and Accounting
                                   Officer