Form 10QSB/A
period 1996-12-31
INTERNATIONAL SPORTS WAGERING INC
filed 1997-02-27
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 10-QSB/A-1



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












                    International Sports Wagering Inc.
                             December 31, 1996
                              Form 10-QSB/A-1

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





See Notes to Financial Statements



                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Operations



                                                    May 22, 1995

                           Three Months Ended (Date of Inception)
                             December 31,         to December 31,
                            1996        1995            1996


Costs and Expense:
 Research and
  development expense   $ 179,273    $ 143,566      $   970,568
 General and
  administrative
  expense                 181,581       20,572          407,488

    Operating Loss       (360,854)    (164,138)      (1,378,056)

Interest expense         (299,098)         --          (299,098)

Interest Income            18,870        7,210           58,873

    Net Loss            $(641,082)   $(156,928)     $(1,618,281)


Net Loss per share      $    (.10)   $    (.02)     $      (.25)

Weighted average
 common shares
 outstanding            6,716,373    6,477,410        6,514,736





















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


                                                    Deficit
                                                  Accumulated
                                     Additional   During The
                    Common Stock      Paid-In     Development
                  Shares   Amount     Capital       Stage
Total

Balance at
 October 1,1996 6,024,269 $6,024 $1,687,089 $  (977,199)$715,914
Net Loss                                        641,082)(641,082)

Issuance of
 Common Stock   1,500,000  1,500  7,353,931             7,355,431

Balance at
 December
31,1996        7,524,269  $7,524 $9,041,020 (1,618,281)$7,430,263

































See Notes to Financial Statements



                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                     May 22, 1995

                      Three Months Ended       (Date ofInception)
                           December 31,         to December 31,
                           1996        1995             1996

Cash Flows from
 Operating Activities:
  Net Loss              $(641,082)   $(156,928)     $(1,618,281)
  Adjustment to
   reconcile net loss
   to net cash (Used in)
   operating activities:
    Depreciation and
     amortization          31,296        6,224          103,199
    Issuance of options
     to consultants           --           --            14,500
    Changes in assets
     and liabilities:
      Prepaid expenses
       and other current
       assets            (178,858)         413         (187,743)
      Other assets            --           --            (5,305)
      Accounts payable    (24,032)     (19,906)          18,350
      Accrued expenses    240,974        9,903          384,239
  Net Cash (Used In)
   Operating Activities  (571,702)    (160,294)      (1,291,041)

Cash Flows from Investing
 Activities:
  Purchase of property
   and equipment           (9,803)      (3,242)        (385,125)

Cash Flows from
 Financing Activities:
  Net Proceeds from
   issuance of common
   stock                7,401,837           10        9,034,044

Net Increase (Decrease)
 in Cash and Cash
 Equivalents            6,820,332     (163,526)       7,357,878

Cash and Cash
 Equivalents,
 Beginning of Period      537,546      694,810              --

Cash and Cash
 Equivalents,
 End of Period        $ 7,357,878    $ 531,284      $ 7,357,878


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

Note 2 -  Net Loss Per Share of Common Stock:

        Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options and warrants granted during the 12-month period preceding the date of the planned Initial Public Offering ("IPO") have been included in the calculation of weighted average common shares outstanding for the periods prior to the ("IPO"), even when the impact of such incremental shares is antidilutive. The computation of weighted average common shares and equivalents outstanding as follows:

        Weighted average common shares outstanding,
        exclusive of issuances within 12 months
        prior to the ("IPO")                      4,791,522

        Shares, options and warrants issued in
        periods prior to and within 12 months prior
        to the ("IPO") assumed to be outstanding for
        the period                                1,685,888

        Weighted average common shares applicable
        to ("IPO")                                  238,963

        Weighted average common shares and
        equivalents outstanding                   6,716,373










                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   February 26, 1997   INTERNATIONAL SPORTS WAGERING INC.
                                      (Registrant)

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


Dated:  February 26, 1997        S/BARRY MINDES
                                 Barry Mindes, Chairman of
                                 the Board of Directors
                                 (Principal Executive Officer)

Dated:  February 26, 1997        S/BERNARD ALBANESE
                                 Bernard Albanese, President,
                                 Treasurer and Director

Dated:  February 26, 1997        S/JENEENE NORMAN
                                 Jeneene Norman, Chief
                                 Financial and Accounting
                                 Officer