Form 10QSB
period 1997-03-31
INTERNATIONAL SPORTS WAGERING INC
filed 1997-05-15
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                    OR

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  X    No


There were 7,749,269 shares of Common Stock outstanding at May 7,
1997.


Transitional Small Business Disclosure Format (check one):
Yes       No  X










                    International Sports Wagering Inc.
                              March 31, 1997
                                Form 10-QSB

                                   Index

                                                               Page

Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at March 31, 1997 (Unaudited) and
          September 30, 1996.                                    2

          Statements of Operations for the Six and Three
          Months Ended March 31, 1997 and March 31, 1996 and
          May 22, 1995 (date of inception) to March 31, 1997.
          (Unaudited).                                           3

          Statement of Changes in Stockholders' Equity for
          the Six Months Ended March 31, 1997 (Unaudited).       4

          Statements of Cash Flows for the Six Months Ended
          March 31, 1997 and 1996 and May 22, 1995 (date of
          inception) to March 31, 1997 (Unaudited).              5

          Notes to Financial Statements.                         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of
          Operation.                                           7-10

Part II:  Other Information

Item 5.   Other Events                                           11

Item 6.   Exhibits and Reports on Form 8-K.                      12

Signatures                                                       13












                                     1


                    International Sports Wagering Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                  Assets

                                      March 31,     September 30,
                                        1997             1996
                                     (Unaudited)       (Note 1)

Current Assets:
  Cash and cash equivalents           $ 3,322,217      $ 537,546
  Short-term investments                4,457,548           --
  Prepaid expenses and other
    current assets                        224,346          8,885

      Total Current Assets              8,004,111        546,431

Property and Equipment, net               262,703        304,466

Other Assets                               53,867          4,258

Deferred Financing Costs                     --           46,406

      Total Assets                    $ 8,320,681      $ 901,561

                   Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                     $    1,722      $  42,382
  Accrued expenses                         75,036        143,265

    Total Current Liabilities              76,758        185,647

Stockholders' Equity:
  Preferred stock, par value $.001
    per share; 2,000,000 shares
    authorized, none issued or
    outstanding                               --            --
  Common stock, par value $.001 per
    share; 20,000,000 shares
    authorized, 7,749,269 and
    6,024,269 shares issued and
    outstanding, respectively               7,749          6,024
  Additional paid-in capital           10,205,319      1,687,089
  Deficit accumulated during the
    development stage                  (1,969,145)      (977,199)

      Total Stockholders' Equity        8,243,923        715,914

      Total Liabilities and
        Stockholders' Equity          $ 8,320,681     $  901,561

See Notes to Financial Statements


                                     2
                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Operations



                                                              May 22, 1995
                                                                (Date of
                      Six Months Ended   Three Months Ended    Inception)
                         March 31,            March 31,        to March 31
                      1997      1996      1997        1996        1997


Costs and Expense:
 Research and
  development
  expense           $412,105  $ 273,211  $ 232,832   $129,645   $1,203,400
 General and
  administrative
  expense            402,971     37,037    221,390     16,465      628,878

    Operating Loss  (815,076)  (310,248)  (454,222)  (146,110)  (1,832,278)

Interest expense    (299,098)     --        --            --      (299,098)

Interest Income      122,228     11,589    103,358      4,379      162,231

    Net Loss       $(991,946) $(298,659) $(350,864) $(141,731) $(1,969,145)

Net Loss per share $    (.14) $    (.05) $    (.05) $    (.02) $      (.30)

Weighted average
 common shares
 outstanding       7,201,181  6,477,410  7,696,769  6,477,410    6,671,411














See Notes to Financial Statements

                       International Sports Wagering Inc.
                         (A Development Stage Company)
                  Statement of Changes In Stockholders' Equity
                    For the Six Months Ended March 31, 1997


                                                      Deficit
                                                    Accumulated
                                       Additional   During The
                      Common Stock      Paid-In     Development
                    Shares   Amount     Capital        Stage       Total

Balance at
 September 30,1996 6,024,269 $ 6,024  $ 1,687,089  $  (977,199) $  715,914

Net Loss                                              (991,946)   (991,946)

Issuance of
 Common Stock      1,725,000   1,725    8,518,230        --      8,519,955

Balance at
 March 31, 1997    7,749,269 $ 7,749  $10,205,319  $(1,969,145) $8,243,923




























See Notes to Financial Statements

                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                                        May 22, 1995
                                Six Months Ended           (Date of Inception)
                                    March 31,             to March 31,
                               1997         1996              1997
Cash Flows from
 Operating Activities:
  Net Loss                 $ (991,946)  $ (298,659)    $ (1,969,145)
  Adjustment to
   reconcile net loss
   to net cash (Used in)
   operating activities:
    Depreciation and
     amortization              62,693        7,417          134,596
    Issuance of options
     to consultants              --           --             14,500
    Changes in assets
     and liabilities:
      Prepaid expenses
       and other current
       assets                (215,461)       2,003         (224,346)
      Other assets            (50,001)        --            (55,307)
      Accounts payable        (40,660)     (28,408)           1,722
      Accrued expenses        (68,229)       4,781           75,036
  Net Cash (Used In)
   Operating Activities    (1,303,604)    (312,866)      (2,022,944)

Cash Flows from Investing
 Activities:
  Short-term investments   (4,457,548)        --         (4,457,548)
  Purchase of property
   and equipment              (20,538)      (5,751)        (395,859)
    Net Cash (Used In)
     Investing Activities  (4,478,086)      (5,751)      (4,853,407)
Cash Flows from
 Financing Activities:
  Net Proceeds from
   issuance of common
   stock                    8,566,361      609,342       10,198,568

Net Increase in Cash
 and Cash Equivalents       2,784,671      290,725        3,322,217

Cash and Cash Equivalents,
 Beginning of Period          537,546      694,810             --

Cash and Cash Equivalents,
 End of Period            $ 3,322,217   $  985,535      $ 3,322,217
See Notes to Financial Statements


                    International Sports Wagering Inc.
                       Notes To Financial Statements

Note 1 -  Basis of Presentation:

        The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission and is presented for comparative purposes. All other financial statements presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made.

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

Note 2 -  Net Loss Per Share of Common Stock:

        Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options and warrants granted during the 12-month period preceding the date of the Initial Public Offering ("IPO") have been included in the calculation of weighted average common shares outstanding for the periods prior to the ("IPO"), even when the impact of such incremental shares is antidilutive. The computation of weighted average common shares and equivalents outstanding as follows:

        Weighted average common shares outstanding,
        exclusive of issuances within 12 months
        prior to the ("IPO")                         4,791,522

        Shares, options and warrants issued in
        periods prior to and within 12 months prior
        to the ("IPO") assumed to be outstanding for
        the period                                   1,685,888

        Weighted average common shares applicable
        to ("IPO") and over-allotment option         1,219,359

        Weighted average common shares and
        equivalents outstanding                      7,696,769




Item 2.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of Operation.


     On December 17, 1996, International Sports Wagering Inc. (the "Company") closed its initial public offering of 1,500,000 units ("Units"), each Unit consisting of one share of common stock, par value $.001 per share ("Common Stock"), and one redeemable warrant to purchase one share of Common Stock ("Warrant"), at a price of $6.00 per Unit. After underwriting discounts and commissions, other expenses of the offering, and the repayment of promissory notes issued in connection with a bridge financing consummated on October 28,1996, the Company received net proceeds of approximately $7.2 million. On January 22,1997, the underwriters exercised an over-allotment option for an additional 225,000 Units, yielding additional net proceeds to the Company of approximately $1.2 million. See Part II, Item 5.

     On November 25,1996, the Company completed a live trial of its SportXctionTM sports wagering system (the "System") at the Excalibur Hotel & Casino ("Excalibur") in Las Vegas, Nevada, a casino owned by Circus Circus Enterprises, Inc. ("Circus Circus"), as one of the conditions for obtaining approval by Nevada gaming authorities for use of the System. The trial of the System at Excalibur was continued until January 5, 1997 to permit additional evaluation by Circus Circus. On January 10,1997, the Company announced that it had received approval from the Nevada Gaming Control Board (the "Board") for use of the System in the State of Nevada. The approval is limited to use of the System in individual casinos or other sports wagering establishments.

     The Company has commenced sales and marketing activities to casinos and other sports wagering establishments in Nevada. The Company intends to open a sales, support and operations office in Las Vegas, Nevada by the end of June 1997. In addition to general marketing of the System, the Company is in discussions with potential establishments to operate a central hub until such time as the Company receives a gaming license and any other approvals necessary to permit it to operate the hub. The process for the Company to obtain a gaming license is expected to take nine to twelve months from the date all required applications are filed. The Board may require the Company to obtain additional approvals in order for it to be permitted to act as a hub operator. A central hub would link via telecommunications lines the Company's Player Betting Stations located in individual casinos or other gaming establishments, resulting in larger combined pools, reduced operating costs and improved efficiency for participating gaming establishments. The Company has completed certain software adaptations necessary to implement its strategy of using a central hub.

     In June 1997, the Company expects to begin a live trial utilizing a central hub linking multiple sites in Nevada. This is one of the conditions for obtaining approval from the Board for use of the System at multiple sites linked to a central hub. Prior to operation of a central hub, the hub operator would be required to have proper licensing or other approval from the Board. The hub operator may also be required to obtain additional licenses or other approvals to link each individual participating gaming establishment to the hub.

     When and if the Company is issued a gaming license, it intends to assume control and operation of the hub. It is the Company's goal to commence live operation of a central hub by September 1997. However, there can be no assurance that the live trial will commence on a timely basis or be successfully completed or that the Board will issue the approvals necessary for operation of the central hub, either by the Company or a third party, or that the Company will be issued a gaming license.

     The Company's plan of operation during the next 12 months focuses primarily on (i) sales and marketing to casinos and other sports book operators in Nevada, (ii) the hiring of additional personnel in the areas of sales and marketing, equipment installation, maintenance and training, (iii) continued research and further product enhancement and development, including adapting the System for new betting propositions, (iv) obtaining approval to run the System in the State of Nevada using a central hub to which the Company's Player Betting Stations at multiple sports wagering establishments will be connected, (v) obtaining all required Nevada gaming licenses, including that needed to provide the System to sports wagering establishments in exchange for a portion of the revenue received by the establishment or on the basis of a transaction fee, (vi) securing further intellectual property protection, including additional patent, trademark and copyright protections, and (vii) exploring opportunities in foreign markets and alternative applications of the Company's proprietary technology, including adaptation of the System for use in non-wagering activities. The Company expects to purchase from others all of the hardware used in the System and believes that all of such hardware is available from numerous sources. It does not expect to purchase such hardware until it has entered into contracts with sports wagering establishments.

     For the three month and six month periods ended March 31,1997, the Company had net losses of $350,864 and $991,946, respectively. These compare with net losses of $141,731 and $298,659, respectively, for the three month and six month periods ended March 31, 1996. No revenues were reported in either period, as the Company is in the development stage. The increased quarterly loss resulted primarily from increased salary expenses attributable to greater research and development and administrative activity, as well as increased marketing expenses, professional fees, and insurance expenses. The increased loss for the six month period also reflects the interest expense and debt discount ascribed to warrants issued as part of the bridge financing consummated on October 28, 1996, and expenditures associated with the trial of the System at Excalibur. The Company incurred approximately $232,832 and $412,105, respectively, in research and development expenses for the three month and six month periods ended March 31, 1997, compared with approximately $129,645 and $273,211, respectively, for the three month and six month periods ended March 31, 1996. The increases are attributed largely to salary expenses and expenditures associated with the trial of the System at Excalibur.

     The Company expects to continue to incur substantial research and development expenses for further product enhancement and development activities, including adapting the System for use in sporting events in addition to football, basketball and baseball; developing new betting propositions; adapting the System for use in foreign countries; and exploring alternative applications of the Company's proprietary technology, including adaptation of the System for use in non-wagering activities.

     Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that existing resources will be sufficient to satisfy its contemplated cash requirements for the next 18 to 24 months.

     Except for the historical information contained herein, this quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the length of time that the Company's cash resources will last. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, inability of the Company to obtain required licenses from the Nevada gaming authorities, and failure of the Company's SportXctionTM sports wagering system to be accepted by casinos, sports book operators and players. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated December 11, 1996, included as part of the Company's Registration Statement on Form SB-2 (333-15005), in the section entitled "Risk Factors". The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such matters.













































Part II:     Other Information

Item 5. Other Events

     Effective 9:30 a.m. on April 7, 1997 (the "Separation Date") the 1,725,000 shares of Common Stock and Warrants comprising the Units that were issued in the Company's initial public offering were detached and became separately transferable. The Units are no longer traded or quoted on the Nasdaq Small Cap Market. The Common Stock and Warrants are traded and quoted under the symbols ISWI and ISWIW, respectively.

     Each Warrant entitles the holder to purchase, at any time on or after April 7, 1997 and until 5:00 p.m. New York City time, on December 11, 2001, one share of Common Stock at an exercise price of $7.20, subject to certain adjustments. The Company may, at its option, redeem the Warrants at any time on or after April 7, 1997, in whole but not in part, upon not less than 15 days' notice, at a price of $.05 per Warrant, provided that the current market price of the Common Stock has been at least $12.00 for 15 consecutive trading days ending within 15 days of the date of notice of redemption. The foregoing description of the terms of the Warrants is subject to the more detailed information and other provisions of the Warrant Agreement by and between the Company and American Stock Trust and Transfer Company filed as
Exhibit 4.5 to the Company's Registration Statement in Form SB-2
No. 333-15005.

























Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1  Employment Agreement dated as of February 3,
                     1977 between the Company and Sidney Diamond.

               27 -  Financial Data Schedule

          b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.










































                                SIGNATURES


     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              International Sports Wagering Inc.

Dated:    May 14, 1997   By:  S. BARRY MINDES
                              Barry Mindes, Chairman of the
                              Board of Directors
                              (Principal Executive Officer)

Dated:    May 14, 1997        S/BERNARD ALBANESE
                              Bernard Albanese, President
                              Treasurer and Director

Dated:    May 14, 1997        S/JENEENE NORMAN
                              Jeneene Norman, Chief
                              Financial and Accounting Officer