Form 10QSB
period 1997-06-30
INTERNATIONAL SPORTS WAGERING INC
filed 1997-08-14
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                    OR

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


There were 7,749,269 shares of Common Stock outstanding at July
25, 1997.


Transitional Small Business Disclosure Format (check one):
Yes       No  X









                    International Sports Wagering Inc.
                               June 30, 1997
                                Form 10-QSB

                                   Index

                                                               Page

Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at June 30, 1997 (Unaudited) and
          September 30, 1996.                                    2

          Statements of Operations for the Nine and Three
          Months Ended June 30, 1997 and June 30, 1996 and
          May 22, 1995 (date of inception) to June 30, 1997.
          (Unaudited).                                           3

          Statement of Changes in Stockholders' Equity for
          the Nine Months Ended June 30, 1997 (Unaudited).       4

          Statements of Cash Flows for the Nine Months Ended
          June 30, 1997 and 1996 and May 22, 1995 (date of
          inception) to June 30, 1997 (Unaudited).               5

          Notes to Financial Statements.                         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of
          Operation.                                           7-10

Part II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K.                     11

Signatures                                                      12










                                 1






                    International Sports Wagering Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                  Assets

                                       June 30,     September 30,
                                        1997             1996
                                     (Unaudited)       (Note 1)

Current Assets:
  Cash and cash equivalents         $ 2,184,495        $ 537,546
  Short-term investments              5,076,643             --
  Prepaid expenses and other
    current assets                      232,891            8,885

      Total Current Assets            7,494,029          546,431

Property and Equipment, net             407,662          304,466

Other Assets                             50,273            4,258

Deferred Financing Costs                  --              46,406

      Total Assets                  $ 7,951,964        $ 901,561

                   Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                  $    11,500        $  42,382
  Accrued expenses                       60,735          143,265

    Total Current Liabilities            72,235          185,647

Stockholders' Equity:
  Preferred stock, par value $.001
    per share; 2,000,000 shares
    authorized, none issued or
    outstanding                              --               --
  Common stock, par value $.001 per
    share; 20,000,000 shares
    authorized, 7,749,269 and
    6,024,269 shares issued and
    outstanding, respectively             7,749            6,024
  Additional paid-in capital         10,214,829        1,687,089
  Deficit accumulated during the
    development stage                (2,342,849)        (977,199)

      Total Stockholders' Equity      7,879,729          715,914

      Total Liabilities and
        Stockholders' Equity        $ 7,951,964       $  901,561

See Notes to Financial Statements

                                     2
                        International Sports Wagering Inc.
                          (A Development Stage Company)
                             Statements of Operations



                                                                  May 22, 1995
                                                                    (Date of
                       Nine Months Ended    Three Months Ended     Inception)
                            June 30,             June 30,          to June 30
                        1997       1996       1997       1996        1997

Costs and Expense:
 Research and
  development
  expense          $   611,793  $ 449,470  $ 199,688  $ 176,259   $ 1,403,088
 General and
  administrative
  expense              668,496     88,189    265,525     51,152       894,403

   Operating Loss   (1,280,289)  (537,659)  (465,213)  (227,411)   (2,297,491)

Interest expense      (299,098)     --          --         --        (299,098)

Interest income        213,737     21,007     91,509      9,418       253,740

   Net Loss        $(1,365,650) $(516,652) $(373,704) $(217,993)  $(2,342,849)

Net Loss per share $      (.18) $    (.08) $    (.05) $    (.03)  $      (.34)

Weighted average
 common shares
 outstanding         7,383,877  6,477,410  7,749,269  6,477,410     6,798,794














See Notes to Financial Statements




                       International Sports Wagering Inc.
                         (A Development Stage Company)
                  Statement of Changes In Stockholders' Equity
                    For the Nine Months Ended June 30, 1997


                                                      Deficit
                                                    Accumulated
                                       Additional   During The
                      Common Stock      Paid-In     Development
                    Shares   Amount     Capital        Stage       Total

Balance at
 September 30,1996 6,024,269 $ 6,024  $ 1,687,089  $  (977,199) $  715,914

Net Loss                                            (1,365,650) (1,365,650)

Issuance of
 Common Stock      1,725,000   1,725    8,527,740        --      8,529,465

Balance at
 June 30, 1997     7,749,269 $ 7,749  $10,214,829  $(2,342,849) $7,879,729




























See Notes to Financial Statements

                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                                        May 22, 1995
                               Nine Months Ended           (Date of Inception)
                                    June 30,              to June 30,
                               1997         1996              1997
Cash Flows from
 Operating Activities:
  Net Loss                 $(1,365,650)   $ (516,652)     $(2,342,849)
  Adjustment to
   reconcile net loss
   to net cash (Used in)
   operating activities:
    Depreciation and
     amortization               99,589        33,500          171,492
    Issuance of options
     to consultants              --             --             14,500
    Changes in assets
     and liabilities:
      Prepaid expenses
       and other current
       assets                 (224,006)        5,222         (232,891)
      Other assets             (46,604)         --            (51,909)
      Accounts payable         (30,882)        3,545           11,500
      Accrued expenses         (82,530)        8,173           60,735
  Net Cash (Used In)
   Operating Activities     (1,650,083)     (466,212)      (2,369,422)

Cash Flows from Investing
 Activities:
  Short-term investments    (5,076,643)         --         (5,076,643)
  Purchase of property
   and equipment              (202,196)     (184,819)        (577,518)
    Net Cash (Used In)
     Investing Activities   (5,278,839)     (184,819)      (5,654,161)
Cash Flows from
 Financing Activities:
  Net Proceeds from
   issuance of common
   stock                     8,575,871       819,618       10,208,078

Net Increase in Cash
 and Cash Equivalents        1,646,949       168,587        2,184,495

Cash and Cash Equivalents,
 Beginning of Period           537,546       694,810             --

Cash and Cash Equivalents,
 End of Period             $ 2,184,495    $  863,397      $ 2,184,495
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

Note 2 -  Net Loss Per Share of Common Stock:

        Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options and warrants granted during the 12-month period preceding the date of the Initial Public Offering ("IPO") have been included in the calculation of weighted average common shares outstanding for the periods prior to the ("IPO"), even when the impact of such incremental shares is antidilutive. The computation of weighted average common shares and equivalents outstanding is as follows:

        Weighted average common shares outstanding,
        exclusive of issuances within 12 months
        prior to the ("IPO")                         4,791,522

        Shares, options and warrants issued in
        periods prior to and within 12 months prior
        to the ("IPO") assumed to be outstanding for
        the period                                   1,685,888

        Weighted average common shares applicable
        to ("IPO") and over-allotment option         1,271,859

        Weighted average common shares and
        equivalents outstanding                      7,749,269




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

   On April 7, 1997, the 1,725,000 shares of Common Stock and Warrants comprising the Units that were issued in the Company's initial public offering and subsequent over-allotment exercise were detached and became separately transferable. The Common Stock and Warrants are traded on the Nasdaq Small Cap Market, and quoted under the symbols ISWI and ISWIW, respectively.

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

   On July 6, 1997, the Company completed another live trial of the System, this time using a central hub for wide area operation linking multiple sites in Nevada, as one of the conditions for obtaining approval by Nevada gaming authorities for use of the System in wide area operation. The Board is currently reviewing the results of this trial. Licensing for wide area operation is being applied for simultaneously. Wide area operation of the System would permit simultaneous wagering during the course of sporting events at multiple inter-linked casinos or other gaming establishments in Nevada. A central hub would link, via telecommunications lines, the Company's Player Betting Stations located in individual gaming establishments, resulting in larger combined pools, reduced operating costs and improved efficiency for participating gaming establishments.

   On June 23, 1997, the Company announced that it had signed a contract with Yarlow, Inc. ("Yarlow") pursuant to which Yarlow would act as a hub operator for the Company's SportXctionTM sports wagering system. Yarlow currently operates sportsbooks across the State of Nevada. The Company intends to implement a central hub in Las Vegas, Nevada, which will be operated by Yarlow for at least one year, or until such time as the Company receives a gaming license and any other approvals necessary to permit it to operate the hub. Prior to operation of a central hub, the hub operator will be required to have proper licensing or other approval from the Board. The hub operator may also be required to obtain additional licenses or other approvals to link each individual participating gaming establishment to the hub.

   The Company has also announced that it has signed its first seven contracts with sports wagering establishments in Nevada, pursuant to which the Company's Player Betting Stations would be installed in such establishments and connected to the central hub. The Company is continuing to negotiate with other casinos. It is the Company's goal to commence live wide area operations in September 1997.

   The Company has filed an application with the Board to obtain a gaming license. The process to obtain such license is expected to take nine to twelve months from the time all required information has been submitted. The Board may require the Company to obtain additional approvals in order for it to be permitted to act as a hub operator. When and if the Company is issued a gaming license, it intends to assume control and operation of the hub; according to the terms of the contract with Yarlow, this will not take place prior to June 18, 1998. There can be no assurance that the Board will issue the approvals necessary for operation of a central hub, either by the Company or a third party, or that the Company will be issued a gaming license.

   In June 1997, the Company opened a sales, support and operations office in Las Vegas, Nevada, to facilitate its business in Nevada.

     The Company's plan of operation during the next 12 months focuses primarily on (i) obtaining approval to run the System in the State of Nevada using a central hub to which the Company's Player Betting Stations at multiple sports wagering establishments will be connected, (ii) continued sales and marketing to casinos and other sportsbook operators in Nevada,
(iii) the hiring of additional personnel in the areas of sales and marketing, equipment installation, maintenance and training,
(iv) continued research and further product enhancement and development, including adapting the System for new betting propositions, (v) obtaining all required Nevada gaming licenses, including those needed to provide the System to sports wagering establishments in exchange for a portion of the revenue received by the establishment or on the basis of a transaction fee, (vi) securing further intellectual property protection, including additional patent, trademark and copyright protections, and (vii) exploring opportunities in foreign markets and alternative applications of the Company's proprietary technology, including adaptation of the System for use in non-wagering activities.

     For the three month and nine month periods ended June 30,1997, the Company had net losses of $373,704 and $1,365,650 respectively. These compare with net losses of $217,993 and $516,652, respectively, for the three month and nine month periods ended June 30, 1996. No revenues were reported in either period, as the Company is in the development stage. The increased quarterly loss resulted primarily from increased salary expenses attributable to greater research and development and administrative activity, as well as increased marketing expenses, professional fees, and insurance expenses. The Company incurred additional expenses in connection with the set-up and operation of its Las Vegas office and the trial of the System in Nevada for wide area operation. The Company also began, during the quarter, to purchase computer equipment needed to fulfill its contracts to install Player Betting Stations in gaming establishments. The increased loss for the nine month period also reflects the interest expense and debt discount ascribed to warrants issued as part of the bridge financing consummated on October 28, 1996, and expenditures associated with the first trial of the System at Excalibur. The Company incurred approximately $199,688 and $611,793, respectively, in research and development expenses for the three month and nine month periods ended June 30, 1997, compared with approximately $176,259 and $499,470, respectively, for the three month and nine month periods ended June 30, 1996. The increases are largely attributable to salary expenses and expenditures associated with the two trials of the System in Nevada.

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

     Except for the historical information contained herein, this quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the length of time that the Company's cash resources will last and when the System will commence live wide area operation. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, inability to obtain required licenses from the Nevada gaming authorities, and failure of the Company's SportXctionTM sports wagering system to be accepted by casinos, sportsbook operators and players. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated December 11, 1996, included as part of the Company's Registration Statement on Form SB-2 (333-15005), in the section entitled "Risk Factors". The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such matters.





















II:  Other Information





Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 -  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.





































                                SIGNATURES


     In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              International Sports Wagering Inc.

Dated:    August 13, 1997 By:  S/ BARRY MINDES
                               Barry Mindes, Chairman of the
                               Board of Directors
                               (Principal Executive Officer)

Dated:    August 13, 1997      S/BERNARD ALBANESE
                               Bernard Albanese, President
                               Treasurer and Director

Dated:    August 13, 1997      S/JENEENE NORMAN
                               Jeneene Norman, Chief
                               Financial and Accounting Officer

























                               12