Form 10KSB
period 1997-09-30
INTERNATIONAL SPORTS WAGERING INC
filed 1998-01-05
CIK 1025995

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                               FORM 10-KSB

(Mark One)

      x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the fiscal year ended September 30, 1997

                                    OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to __________





Commission file number 0-21831







                   INTERNATIONAL SPORTS WAGERING INC.


             (Name of small business issuer in its charter)





                                Delaware
                               22-3375134


     (State or other jurisdiction of incorporation or organization)
                  (I.R.S. Employer Identification No.)





                   201 Lower Notch Road, Suite 2B, New
                                 Jersey
                                  07424


                (Address of principal executive offices)
                               (Zip Code)





               Issuer s telephone number:  (973) 256-8181





Securities registered pursuant to Section 12(b) of the Exchange Act:  None


   Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Common Stock,  $.001 par value
                            Redeemable Warrants
                             (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No

     Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

     The issuer s revenues for its most recent fiscal year
(ended September 30, 1997) were $3,580.

     The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of December 17, 1997 was approximately $4,623,284.

     The number of shares of outstanding Common Stock, $.001 par value, as of December 17, 1997 was 7,752,292.

     The issuer hereby incorporates by reference into Part III of this report, its definitive proxy statement to be filed on or prior to January 28, 1998. If the definitive proxy statement is not filed on or prior to January 28, 1998, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 1998.

Transitional Small Business Disclosure Format (check one):       YES       NO

                             Introductory Note

   International Sports Wagering Inc. is a development stage company that has designed and developed an interactive, proprietary, PC-based computer system that enables users to wager during the course of a sporting event.

   Certain statements in this Report on Form 10-KSB ( Report ) under the captions "Item 1. Description of Business " and "Item 6. Plan of Operation" and elsewhere, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding potential market size, the likelihood that the Company will receive any needed gaming licenses, the ability of the Company to attract adequate numbers of players for its SportXction sports wagering game and cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such factors include, among others, the following: single product; limited contracts; uncertain market acceptance; development stage company; expectation of losses; small wagering pools; agreement with hub operator; capital requirements; need for additional financing; governmental regulation; competition and rapid technological change; uncertainties regarding intellectual property; management for growth; dependence on key personnel; limited marketing experience; need for additional personnel; limited market size; seasonality of sporting events; possible exclusive relationships between casinos and third parties; possible objections by leagues and broadcasters; control by management; possible volatility of market price of common stock and warrants; NASDAQ delisting; low stock price; and other factors referred to in this Report. See "Item 1. Description of Business-Important Factors Regarding Forward- Looking Statements and Other Risks." When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                   PART I


Item 1.   Description of Business.

History

      International Sports Wagering Inc., a Delaware corporation (the "Company"), is a development stage company. The Company commenced operations in May 1995 and is the successor by merger to Systems Enterprises, Inc., which was organized in December 1992. The Company's SportXction sports wagering system (the "System") was conceived by the Company's founder, Mr. Barry Mindes, who together with Mr. Bernard Albanese, developed a simulation of the System for use in determining whether casinos had interest in the System. Additionally, patent applications covering the System were prepared and filed with the U.S. Patent and Trademark Office ("PTO") and corresponding foreign patent applications were also filed. Prior to its initial public offering, commencing in May 1995, the Company raised approximately $1,700,000 in equity capital and, subsequently, net proceeds of approximately $550,000 through a bridge financing. After the initial equity capital was raised, personnel, consisting primarily of software engineers and programmers, were recruited and hired and the Company engaged in research and development and testing of the System. These activities included writing software, developing required mathematical algorithms, performing statistical modeling, selecting and configuring the hardware needed for the System and determining the initial betting propositions to be offered. The Company tested the System in a non-wagering environment and then conducted its own live trial in a wagering environment using play money. Thereafter, in mid 1996, the Company sought approval for use of the System from the Nevada Gaming Authorities. On December 11, 1996, the Company consummated its initial public offering (the "IPO") pursuant to which it sold 1,725,000 Units (including over-allotments) for gross proceeds of $10,350,000. Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share (the "Common Stock"), and one Redeemable Warrant (collectively, the "Warrants") to purchase one share of Common Stock at an exercise price of $7.20 per share. The Common Stock and Warrants now trade separately on the NASDAQ Small Cap Market and no longer trade as a Unit.

General

   The Company has designed and developed an interactive, proprietary, PC-based computer system that enables users to wager during the course of a sporting event, such as football, baseball and basketball. The System accepts bets not only on the outcome of a sporting event but also on discrete parts of the event and on specific game situations, such as will a team get a first down, will a batter get on base, or will a player make two foul shots. The System is unique in that it permits betting while these game situations are in progress, such as between downs or pitches, permitting more frequent placing and cashing of wagers.

   The interactive element of the System is a Player Betting Station ("PBS") that is a personal computer with a touch screen, operating a "windowing" system which displays a television picture of a live sporting event in the upper left-hand quadrant of the PC monitor. A list of available bets together with the terms of those bets (including the amount of the wager necessary to receive a particular payout and the contestants upon whom the wager is being placed) and other details relating to the event being watched and the bets previously placed are displayed on the remainder of the monitor. By touching the screen, a
bettor can     place a variety of bets within seconds on the sporting
event then being viewed. The System is capable of permitting bettors to select from multiple sporting events being televised simultaneously, thereby allowing the bettor to bet on numerous games while using the System.

   The System's proprietary software permits fixed price betting during the course of a sporting event by continuously balancing the betting pool on each betting proposition to within a pre-set level. In general, a balanced pool is achieved when the money bet on one side of a betting proposition is sufficient to pay off the winners on the other side of that proposition, should the other side win. Wagers may be placed simultaneously on computer terminals located at multiple inter-linked casinos and other sports wagering facilities. The System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, adding winnings and subtracting losses.

   On October 24, 1996, the Company completed a pre-trial of the System (with play money) and, on November 25, 1996, the Company completed a live trial (with real money) at the Excalibur Hotel & Casino in Las Vegas, Nevada. Completion of the trial was one of the conditions for obtaining approval by the Nevada State Gaming Control Board (the "Nevada Board") for the use of the System. On January 6, 1997, the System was approved by the Nevada Board for use in individual casinos. After additional modifications to the System, the Company submitted the System to the Nevada Board for approval for use in wide area operations. On August 21, 1997, the Nevada Gaming Commission (the "Nevada Commission") approved the System for use in wide area operations. (The Nevada Board and Nevada Commission are collectively referred to herein as the "Nevada Gaming Authorities.") Wide area operations permit wagering during the course of sporting events through PBSs located at multiple inter-linked casinos and gaming establishments, simultaneously, with betting pools on each betting proposition consolidated at a central hub (the "Hub"). The Company also made arrangements to have Yarlow, Inc. ("Yarlow"), an operator of sports pools in Nevada, act as the Hub Operator, at least until such time as the Company receives a license from the Nevada Gaming Authorities to operate the Hub. The Hub links, via telecommunications lines, the Company's PBSs located in individual casinos or other gaming establishments. On August 21, 1997, the Nevada Commission granted to Yarlow a gaming license as an operator of an inter-casino linked system ("OILS License"). An OILS License is a form of gaming license that permits the license holder to receive a share of revenue for linking games or devices electronically among various licensed casinos. Yarlow was required to obtain an OILS License in order to be permitted to operate the System at the Hub. On September 21, 1997, live operation of the System commenced and as of December 17, 1997 there were approximately 220 PBSs in operation at eight casinos and gaming establishments in Las Vegas, Nevada. See "Plan of Operation."

   During the fiscal year ended September 30, 1997, the Company also commenced the application process needed to obtain an OILS License which, among other things, will permit the Company to operate the Hub and enable the Company to provide the System to sports wagering establishments in consideration for either a portion of the revenue received by the establishment or on a transaction fee basis. The process of obtaining an OILS License is not expected to be completed until the third or fourth quarter of the fiscal year ending September 30, 1998, at the earliest. There can be no assurance that the OILS License will be granted to the Company, or if granted, that it will be granted on a timely basis. See "Governmental Regulation."

Industry Overview

   In Nevada, sports wagering currently takes place at large modern casinos and at dedicated sports wagering facilities ("sports books"). Some casinos manage their own sports book and some contract with sports book operators to operate a sports book in the casino. Casinos currently conducting sports wagering typically have a room in which large projection screens and television monitors display various sporting events while manual or electronic displays show the wagering odds. Wagers are placed and cashed at clerk-operated betting terminals located in the room.

   Wagers at these facilities are principally placed on the outcome of a game or event. Wagers also may be accepted on segments of a game, such as points scored in a half; however, the wager is accepted only before the segment begins. Since most sporting events take several hours to complete, bettors can place bets and cash winning bets to use on subsequent wagers, only a few times each day, thereby limiting the number of wagers bettors may be inclined to make each day. As a result, sports wagering facilities are frequently under-utilized for wagering, as opposed to being locations for merely viewing multiple sporting events.

   In sports wagering, the gaming establishment, or "house," generally seeks to maintain a "balanced book." A balanced book is achieved when the money bet on one side of a betting proposition is sufficient to pay off the winners on the other side of that proposition, should the other side win. To accomplish this, the house gives either a handicap (the point spread or margin by which the favorite must win) or odds (a greater than equal payout on winning to the underdog or a lesser one to the favorite) on the outcome of the event, or a combination of both. The house's goal in general is to have the funds paid to the winners equal the amount received from the losers, less the commissions that the house charges for brokering the transactions and the use of its facilities.

   Sports bettors want to know the odds or point spread (the "line") of the wager at the time the bet is placed. While the odds may change as the house attempts to balance its book, the terms for a previously placed bet remain the same. Thus, bettors who place several bets on the same team or contestant over a period of time could have different odds or point spreads on each wager depending upon when the bet was placed.

   The sports book's profit depends upon the reliability of the odds and its adjustment of the odds when necessary. On occasion, the house's initial handicap or odds will not result in a balanced book because the players do not agree with the house's assessment of the outcome of the event. The house will attempt to attract bets on one side of the proposition in order to achieve equalization by changing or moving the line up or down to induce betting patterns in order to balance the book. If this is not possible, the house may also refuse to accept wagers on one of the contestants or limit the maximum amount of money that will be accepted on a line to attempt to avoid the risk of taking an unacceptable number of bets on one side of a betting proposition. When the limit is reached, the line is moved. Currently, sports wagering establishments do not change odds or handicaps frequently in order to balance pools. The odds or handicaps are changed usually only after the book gets substantially out of balance, if at all. Sports books currently are rarely perfectly balanced. To the extent that the book is not balanced, the sports book takes risk on the outcome of the game or event.

Marketing and Sales Strategy

   Sports wagering is currently legal only in the State of Nevada, and in several foreign countries, including England, Austria, Australia, Mexico, South Africa and Canada. Sports wagering in Nevada's gaming establishments increased from approximately $294 million in 1980 to $2.4 billion in 1995 . In 1996, there were approximately 115 licensed gaming establishments in Nevada that offered sports wagering.

   Licensed gaming establishments in Nevada include casinos of varying sizes, which offer a variety of gaming activities in addition to sports wagering, as well as gaming establishments which offer primarily wagering on sports and horse races. In some instances, the sports wagering activities of casinos or other gaming establishments are operated by licensed sports book operators, some of whom may also own sports wagering establishments. Most casinos and sports book operators are potential customers for the System, although sports book operators may also be competitors. See "Competition."

   The Company has marketed, and continues to market, the System to gaming establishments in Nevada with its own personnel. The System is currently operating in eight casinos and gaming establishments in Las Vegas, Nevada that are inter-linked with the Hub via telecommunications lines, with approximately 220 PBSs. Under its current arrangements with gaming establishments at which the System is operating and with the Hub Operator, the Company receives a fixed fee per PBS used per game for providing, servicing and maintaining the System and training gaming establishment personnel in use and operation of the System. Until such time as the Company receives an OILS License, it may not operate the System. The System is currently operated by Yarlow as the Hub Operator.

   During the fiscal year ended September 30, 1997, the Company leased a small facility in Las Vegas, Nevada. This facility is used for sales, training, maintenance, repairs and storage of equipment.

   The Company is in the process of seeking an OILS License in order, among other reasons, to be in a position to provide the System to sports wagering establishments in exchange for either a portion of the revenue received by the establishment or on a transaction fee basis. The OILS License will also allow the Company to operate one or more central hubs, with casinos and other gaming establishments having only PBSs and cashier terminals that would be controlled at the hubs. See "Governmental Regulation." There can be no assurance that the Company will be granted the OILS License; nor is there any assurance that if such license is obtained, casinos and sports book operators will agree to the form of compensation requested by the Company or to participate in the Company's hub system. See "Governmental Regulation."

   The Company is pursuing an aggressive marketing and advertising campaign in order to introduce the System to the gaming public in Nevada. It has retained the services of a market research firm specializing in gaming, with the goal of increasing public awareness of the SportXction sports wagering system and game and increasing the number of players of the game. The Company is also working on new features and enhancements to the System to attract additional players and increase wagering through the System.

   In the future, the Company also intends to market the System in foreign countries in which sports wagering is legal. In the future, the Company also may explore alternative applications of its proprietary technology, including adaptation of the System for use in non-wagering activities such as interactive games in bars, and games and activities conducted over the Internet, cable television and other communications media.

The SportXction  Sports Wagering System

Overview of the System

   The SportXction sports wagering system permits continuous fixed price betting during the course of a sporting event by continuously attempting to balance the betting pool on each betting proposition to within a pre-set level. It allows bettors to view a live sporting event and wager throughout that event as it is underway. The period during which wagers may be placed is thereby extended.

   The System accepts bets on the outcome of the sporting event, on discrete parts of the event, and on specific game situations, such as will a team get a first down, will a batter get on base, or will a player make two foul shots. The System also permits betting while these game situations are in progress, such as between downs, pitches or foul shots. Wagers may also be cashed-out before the outcome of the event is determined, at the then current value (the initial price modified by any change in odds). Betting is therefore nearly continuous, somewhat analogous to the situation which exists at a craps table, with each play being potentially a "new game."

Operation of the System

   The System operator begins by setting up a number of pools or wagering propositions (for example, the winner of a game or the team leading at the end of a particular period of play, over or under scoring on the game or period, and wagers on specific events or games situations). Prior to commencement of the sporting event, the System operator sets the odds or handicap (point spread) on certain betting propositions, with greater odds given to the less capable contestant. Once the sporting event begins, the System sets the initial odds on other betting propositions. The System changes the odds automatically as bets are made in order to induce a betting pattern which would lead to a balanced pool. The bettor may therefore make multiple wagers on the same betting proposition as the odds change. As wagering continues, a pool may become underfunded, that is, players have bet less money on one side of a particular betting proposition (the underfunded side) than players have bet on the opposite side of such betting proposition (the overfunded side). If this occurs, and if the overfunded side of the betting proposition wins, the house would have to pay out more money to the winning bettors on the overfunded side than the house would have received from the bettors on the underfunded side. To limit the house's exposure, the System is designed to automatically adjust the odds to induce bettors to wager on the underfunded side of the betting proposition, thereby attempting to balance the pool to within a pre-set level. Since the System is designed for a fixed payout, the changing odds are reflected in the amount that the bettor must bet to receive the fixed amount (including return of his wager). For example, the odds of Team A winning a game may be set initially so that, in order to receive a $20 payout (including the return of his wager), the bettor must bet $12. If, during the game, Team A is ahead by 10 points, the System would automatically change the odds so that in order to receive $20, the bettor might, at that point in the game, be required to bet $16. If a pool can no longer be kept to within a pre-set level of balance, it will be closed and another pool opened with a handicap or odds designed to lead to balance. This would happen dynamically during the entire event. There could be many different betting propositions available during the course of a sporting event; however, prior to establishing a new betting proposition, the house must believe that there will be sufficient player interest so that a balanced pool could be maintained.

   The System permits, and the sports wagering operator is likely to have, both long- and short-term propositions on a sporting event. Long-term propositions may be based upon the outcome of an entire game or discrete segments of a game. Wagering continues on the long-term propositions even as game conditions change, causing the odds on the outcome to change during the course of the event.

   Examples of typical short-term propositions are, in football, will the offensive team make a first down on a specific possession; and in basketball, which team will be the next to score 10 points. Betting is almost continuous until the specific event occurs or the specific game situation is completed. Since short-term pools open and close rapidly, sometimes in several minutes or less, there are new propositions constantly available during the entire contest.

      The System works on a "bet against deposited funds" basis. When a bettor desires to begin wagering, he deposits a sum of money (above a minimum set by the house) with a cashier and receives an account number and a personal identification ("PIN") number. The bettor places wagers using his funds on deposit. The System automatically adds the bettor's winnings and subtracts losses from his account. When the player wishes to commence play, he signs on to a Player Betting Station using his account number and PIN number. The PBS will show credits equal to his deposit. As wagers are placed, the credit balance in the PBS is reduced by the amounts wagered. When the bettor wins, the monitor on the PBS shows that the bettor has won and his credit balance in the PBS is automatically increased by his winnings.

   A player may also suspend wagering on a PBS. To do so, he touches the appropriate button on the PBS and operation of the PBS is suspended for a limited period of time. Upon the player's return, he reactivates his PBS by entering his PIN number. All bets which are open or undecided continue to be paid off as they are decided.

   Bettors may, in many circumstances, cash-out their wagers before the winner is determined or the betting proposition is complete. Cashed-out wagers are paid at their then current value. The System determines the then current value by placing a hedging bet on the other contestant at the odds in effect when the bet is being cashed. The player cashing-out a bet early would therefore not win as much as he might win if his team is ultimately victorious; nor would that player lose as much as he might if his team ultimately lost.

   The System is a continuous action pool-balancing system. As such, it reacts by changing the odds on open or undecided betting propositions to reflect current bettor sentiment as expressed by their bets. This can result in rapid changes in odds, particularly if game conditions alter abruptly as in the case of a sudden score, injury, or player ejection. Odds can even change while the bettor is in the process of entering a wager into the System. As betting is continuous, bets may be entered while game conditions are changing. At times, bets will be delayed until a play is completed and the results of the play are entered by those controlling the System to prevent past posting. Consequently, all bet entries are treated as "requests" to make a bet at the odds which were displayed when the bet entry process started. If the amount that must be wagered to win a fixed payout has changed after the request is made and before the bet is accepted, the player will be shown the new amount, asked to reconfirm his bet request and be given a short period of time to respond. If the bet is not reconfirmed within this time period, the bet is automatically cancelled. It is even possible that the amount may change again before the bettor's decision on the new price is made, in which event the process will be repeated. The player will either reconfirm his request at the new price, if he finds it acceptable, or the bet will automatically be cancelled. If the player finds an acceptable price, and the System accepts the bet, the price on the bet stays fixed regardless of future changes in odds on that bet, the game or betting patterns.

   As game conditions change, for example, the score changes or the time clock advances, the odds will usually change as a result of the betting pattern. This may result in existing pools closing if they can no longer be held to a desired level of balance. Such pools may then be replaced with new pools covering the same proposition. This is generally done automatically, although the house can override the System with manual pool opening and closing capability.

   For ease of player use, the System shows odds by displaying fixed payouts with corresponding bet sizes which must be placed to receive the fixed payout. The sum of the bet sizes on each side of a proposition will equal the fixed payout plus the house commission. For example, in a fixed payout of $20 with a hypothetical house commission of $2, if the amount that a bettor had to wager on the favorite was $16 in order to receive $20, the amount that the bettor would have to wager on the underdog to receive $20 would be $6.

   It is not necessary that the book be perfectly balanced, but only that the imbalances be less than some percentage of the pool or dollar amount set by the house. Under these circumstances, the house can generally ensure that its exposure is no more than a fixed percentage or dollar amount, which is an acceptable portion of the profit from its commissions. The System generally is able to automatically prevent the house exposure from exceeding a specified maximum amount by changing the betting terms in the pool to induce bettors to wager on the side which is underfunded, thereby attempting to induce a balancing of the pool.
In extreme cases, the house or the System may automatically stop accepting bets on the underfunded side when the exposure limit is reached while continuing to accept bets on the other side. Under these circumstances, the pool will presumably tend to return to balance after which the house can resume taking bets on the contestant or proposition for which betting was suspended.

   The System is computerized, with complete, time-stamped records, providing regulatory authorities as well as gaming establishments with the ability to audit, analyze and control a game.

System Components

   The proprietary software and state-of-the-art, commonly available hardware, is configured in an arrangement designed specifically for the System. The innovative software continuously attempts to balance wagering pools to within pre-set levels, thereby permitting wagers to be made continuously during the course of a sporting event while generally assuring the gaming establishment of a pre-determined minimum commission. The software permits the operator to make available a wide variety of betting propositions to players. By using statistical data and modeling within the System, the System automatically sets and adjusts odds on the betting propositions.

   The major elements of the System include the Transaction Processor, Pool Processor, plus numerous input and control computer terminals, including the Player Betting Station, Game Controller Terminal, Game Supervisor Terminal, Manager Terminal, Administrative Terminal, and Cashier Terminal, all of which are controlled by proprietary software. There are also a variety of printers for printing receipts and reports. The System processes secure messages exchanged between the various elements in real time and employs sophisticated mathematical algorithms in their functioning. These are used with event statistics and statistical modeling. The television display is independent of the System, being merely a standard television signal which is picked up and shown for the convenience of the bettor. The System can operate without a television signal. A player could, for example, view any television or display while betting, or even bet without viewing the game, such as before the game begins. The System uses redundant hardware and re-start and recovery software to maximize System up time upon component failure.

   All terminals are connected to the central processing unit via a client/server network. The central processing unit is a computer that maintains all pools, calculates odds, opens and closes all wagering on all pools, controls all input and output devices (such as betting terminals, printers and management terminals) produces all management and regulatory reports and is the repository of all current and historical data on the wagering system. The proprietary software permits continuous, rapid recalculation of odds, based upon changing betting patterns and an evaluation of bets that have been placed.

   The Player Betting Station employs a personal computer with a touch screen, through which bettors are able to enter bets into the System. Utilizing a windowing system, the PBS shows a television picture of a live sporting event in the upper left quadrant of the monitor. Shown in the lower left quadrant is status information appropriate to the sporting event being displayed, such as the score, inning or which team has ball possession, and a player's financial summary. On the right half of the display all of the betting propositions which are available are shown vertically. Wagers are entered by touching sequentially the payout size button on the terminal screen (initially to select a given payout amount, and subsequently if the bettor changes the payout amount desired), the appropriate bet button and the bet confirmation button. Also on the screen are a series of housekeeping buttons for use in signing on, signing off, and tuning to the desired sporting event. An alternative display screen shows a list of the bettor's won, lost and open bets, his deposits, and his available betting balance. Shown on another selectable screen are the current value of bets previously placed. This screen may be used to immediately cash-out previously placed bets while the event on which the wager has been placed is still in process.

   Data relating to all substantive events during the course of a sporting event that affect the betting odds are entered into the System through the Game Controller Terminal by the game controller for each event. These events include points or runs scored, period, inning, outs, downs, team having possession of the ball, and the like, depending upon the sport. The System sends this information to the pool processor to open and close betting propositions, declare unofficial winners and set opening lines, among other things. Because the game controller is entering data during a live sporting event, bets are delayed briefly to enable the game controller to enter the data.

   The Game Supervisor Terminal is utilized by the game supervisor(s) of each sporting event to manage the wagering on that sporting event. The Game Supervisor Terminal is used to open betting lines, enter data to attempt to maintain the desired level of house commission as pool balances change, close or suspend one or both sides of a betting proposition, and declare official pool winners. This terminal is also utilized by the game supervisor to oversee the accuracy of the information input by the game controller.

   The Manager Terminal is used by the manager to oversee the entire operation of the System at one time. This terminal allows the manager to monitor the overall house commission for each event, to view any event on which wagers are being taken and to observe in parallel the inputs by the operators and the operation of virtually any terminal in the System.

   The Administrative Terminal is the main management terminal in the System. It is used to authorize personnel to operate the System, keep the chart of future events upon which wagers will be accepted, together
with when betting can commence and when the game   (day, date and time)
actually begins. It also keeps the pools to be allowed in an event and the sizes of the bets which will be accepted in each pool in each event. It is through this terminal that most reports are accessed. Reports produced by this terminal are used by the casino or sports book operator and regulatory authorities.

   The Cashier Terminal can access the status of every player account which is open. When a player wishes to receive cash, he goes to the cashier and gives his account number and enters his PIN number on a keypad. The Cashier Terminal verifies that the PIN number is correct, as well as certain other information for security purposes.

Intellectual Property

   The Company regards the System, including the software contained therein, as proprietary.

   The Company filed two U.S. patent applications for its proprietary wagering methods and its related computer processing system. Both patent applications have been approved for issuance as U.S. patents, and the first patent has already issued. Corresponding applications have been or will be filed in certain foreign countries.

   It is the Company's policy that all employees and outside consultants involved in research or development activities sign proprietary information, non-disclosure and patent assignment agreements. This may not afford adequate protection for the Company's know-how and proprietary products. Other parties may develop products similar to the System or otherwise attempt to duplicate the System in ways which circumvent the Company's technology and existing or future patents.

   The Company has not received any claim that it is infringing any patent or other proprietary right and is not currently aware of any claim that it is infringing any intellectual property rights of others. However, there can be no assurance that third parties may not assert infringement claims against the Company, which claims the Company would be required to defend at considerable expense or enter into arrangements requiring the Company to pay royalties or other damages, any of which could materially and adversely affect the Company's business. See "Uncertainties Regarding Intellectual Property."

   The Company has applied for Federal trademark registration with the PTO and for State of Nevada servicemark registration for the name SportXction. State of Nevada servicemark registration was issued, however, Federal trademark registration has not yet been issued. There can be no assurance that the Company will obtain registered Federal trademark protection for the name SportXction. If the Company fails to obtain such protection, the Company may be required to select a new name for the System and incur additional marketing and other expenses to promote its name.

Governmental Regulation

   The ownership and operation of casino gaming facilities in Nevada, including sports pools, the operation of an inter-casino linked system, the manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, and the manufacture, sale and distribution of associated equipment for use or play in Nevada is subject to The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board, and various local, city and county regulatory agencies.

   The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are
concerned with, among other things:   (i) the prevention of unsavory or
unsuitable persons from having a direct or indirect involvement with gaming, or manufacturing or distribution of gaming devices at any time or in any capacity; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have a material adverse effect on the Company's operations.

   Within the United States, sports wagering is currently legal only in Nevada. Pursuant to the Professional and Amateur Sports Protection Act, 28 U.S.C. Section 3701, et. seq. (hereinafter referred to as the "Sports Act"), which was effective January 1, 1993, the proliferation of legalized sports books was significantly curtailed. Although the Sports Act generally prohibits sports wagering in every jurisdiction in the United States, including those jurisdictions subject to the Indian Gaming Regulatory Act (25 U.S.C. Section 2701 et. seq.), the Sports Act permits such wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Act. 28 U.S.C. Section 3704. Thus, sports books and wagering are permitted to continue to operate in Nevada. Moreover, the Interstate Wire Act, 18 U.S.C. Section 1084, also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

   A licensed race book or sports pool in Nevada may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in a jurisdiction wherein such betting or wagering is legal. On July 1, 1995, the State of Nevada amended Chapter 464 of the Nevada Revised Statutes to allow persons licensed to accept, pursuant to regulations adopted by the Nevada Commission, wagers from other jurisdictions in which pari-mutuel wagering is legal. However, the regulations of the Nevada Commission issued prior to July 1995 currently prohibit any licensed race books and sports pools in the State of Nevada from accepting any telephone wagers from interstate locations. In order for persons licensed to accept off-track pari-mutuel wagers to be able to take advantage of the business opportunity provided by the new law, and for the Company to benefit therefrom, the Nevada Commission must amend its regulatory restrictions. There can be no assurances that the Nevada Commission will amend or remove such regulatory restrictions or that any such amendment would not be burdensome to the Company.

   The Company's SportXction sports wagering system qualifies as "associated equipment" as that term is defined in the Nevada Act. Associated equipment is generally defined in the Nevada Act as any equipment or mechanical, electromechanical or electronic contrivance, component or machine used remotely or directly in connection with gaming, any game, race book or sports pool that would not otherwise be classified as a gaming device. A "gaming device" is generally defined as any equipment or mechanical electromechanical or electronic contrivance, component or machine used remotely or directly in connection with gaming, any game, race book or sports pool which affects the result of wagering by determining win or loss. All associated equipment that is manufactured, sold or distributed for use or play in Nevada must first be administratively approved by the Chairman of the Nevada Board. The administrative approval process for associated equipment includes an evaluation by the Nevada Board's audit division (the "Audit Division") and, in some cases, by the Board's electronic services laboratory, followed by a field trial.

   On October 24, 1996, the Company completed a pre-trial of the System (with play money) and, on November 25, 1996, the Company completed a live trial (with real money) at the Excalibur Hotel & Casino in Las Vegas, Nevada. Completion of the trial was one of the conditions for obtaining approval by Nevada Gaming Authorities for the use of the System. On January 6, 1997, the System was approved by the Nevada Gaming Authorities for use in individual casinos. After additional modifications to the System, the Company submitted the System to the Nevada Gaming Authorities for approval for use in wide area operations. On August 21, 1997, the Nevada Gaming Authorities approved the System for use in wide area operations. Wide area operations permit wagering during the course of sporting events at multiple inter-linked casinos and gaming establishments, simultaneously, with betting pools on each betting proposition consolidated at a central hub. The Company also made arrangements to have Yarlow, an operator of sports pools in Nevada, act as the Hub Operator, at least until such time as the Company receives a license to operate the Hub. The Hub links, via telecommunications lines, the Company's PBSs located in individual casinos or other gaming establishments. On August 21, 1997, the Nevada Commission granted to Yarlow an OILS License thereby permitting Yarlow to operate the Hub. On September 21, 1997 live operation of the System commenced and currently there are approximately 220 PBSs in operation at eight casinos and gaming establishments in Las Vegas, Nevada.

   Manufacturers and distributors of associated equipment are not subject to the mandatory licensing requirements of the Nevada Act imposed upon manufacturers and distributors of gaming devices, but may be required by the Nevada Commission, upon the recommendation of the Nevada Board, to file an application for a finding of suitability to be a manufacturer and distributor of associated equipment. It is unknown whether the Nevada Board and Nevada Commission will require the Company to file an application for a finding of suitability.

   In order for the Company to be compensated for use of the System on the basis of a percentage of the revenue received by a licensed gaming establishment or on a transaction fee basis, the Company is required to obtain an OILS License and to be registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation"). In addition, because the Company qualifies as a Registered Corporation as a result of the consummation of its initial public offering, it will be required to receive an exemption from provisions of the Nevada Act that render a Registered Corporation ineligible to hold a gaming license. The Company has filed an application for such exemption in connection with its application for registration and an OILS License. If a publicly traded corporation applies for and is approved for a Nevada gaming license, the exemption is routinely granted as part of the approval process. Although there can be no assurances that the Company will be registered and licensed, the Company is unaware of any reason that it should not receive such exemption in the event that the Nevada Board and Nevada Commission determine that it is suitable to be registered and licensed. The Nevada Gaming Authorities may deny an application for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. If the Company obtains such registration and an OILS license, it will be a Registered Corporation and a gaming licensee ("Gaming Licensee") and the following regulatory requirements will apply to it.

   As a Registered Corporation and Gaming Licensee, the Company will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions would be required to be reported to or approved by the Nevada Commission.

   The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation and Gaming Licensee in order to determine whether such individual is suitable or should be licensed as a business associate of a Gaming Licensee. Officers, directors and certain key employees of the Company would be required to file applications with the Nevada Gaming Authorities and may also be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities in respect of the operation of the System may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability of licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. The Company began this licensing process and the Company and several of its directors and officers have submitted the information initially required by the Nevada Gaming Authorities. The licensing process is not expected to be completed until the third or fourth quarter of the year ending September 30, 1998, although there can be no assurances in this regard.

   If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, it would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

   If it were determined that the Nevada Act was violated by the Company, the registration and OILS Licenses it held could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Furthermore, the Nevada Commission could revoke the approval of the System and could order the termination of existing contracts for the System. Limitation, conditioning or suspension of the registration and OILS Licenses held by the Company could (and revocation of any registration and OILS Licenses would) materially adversely affect the Company's manufacturing, distribution and gaming operations.

   Any beneficial holder of the Company's voting securities, regardless of the number or shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of the Company's voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

   The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts of informational purposes and not to cause a change in its management policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

   Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

   The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that his acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

   After registration and licensing, the Company will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be ground for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. It is unknown whether the Commission will impose such a requirement on the Company.

   A Registered Corporation may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The regulations of the Nevada Board and Nevada Commission also provide that any entity which is not an "affiliated company," as such term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act or such regulations, such as the Company, which plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof for the construction or operation of gaming facilities in Nevada, to finance the operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application of approval, unless upon a written request for a ruling, the Nevada Board Chairman has ruled that it is not necessary to submit an application. The Company filed a written request for a ruling (the "Ruling Request") that it was not necessary to submit its IPO for prior approval. On November 25, 1996, the Nevada Board Chairman responded to the Ruling Request by issuing a written ruling (the "Ruling") that the Company was not required to submit the IPO for prior approval. The Ruling did not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. The Ruling also did not constitute a finding that the Company has been or will be found qualified to be involved with gaming activities in Nevada for which a separate Nevada Commission approval will be required. Any representation to the contrary is unlawful.

   Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

   The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates;
(ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan or recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

   License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; or
(ii) the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer and distributor.

   Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

   The Company may also be required to make annual filings with the Attorney General of the United States in connection with the operation of the System.
   The United States Congress has recently passed legislation which creates the National Gaming Commission. The National Gaming Commission will generally have the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing Federal, state and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. It is not possible to predict the future impact of these proposals on the Company and its operations. Any such proposals could have a material adverse affect on the Company's business.

   Legislation is currently pending in the United States Congress to prohibit certain forms of betting or wagering or engaging in the business of gambling over the Internet. A bill now pending in the United States Senate, S. 474, would also prohibit betting or wagering or engaging in the business of gambling over "interactive computer services." The System arguably fits within the definition of an "interactive computer service." Nevertheless, in its present form,
S.474 expressly exempts bets or wagers that are placed, made, or received on any interactive computer service when each person placing, making, or receiving the bet or wager is physically located at a state or federally licensed wagering facility that is open to the general public. As it is now operated, the System appears to fall within this exemption, but S. 474 would, in its current form, prohibit the expansion of the System outside the licensed public wagering facilities.

   A companion bill now before the House of Representatives, H.R. 2380, would expand the existing federal prohibition against betting or wagering through interstate and foreign wire communication facilities to outlaw betting or wagering through a broad spectrum of interstate and foreign communication facilities. Also included in H.R. 2380 are provisions placing specific duties on interactive computer service providers to "discontinue or refuse, the leasing, furnishing or maintaining" of communication facilities used in transmitting or receiving gambling information, but the bill does not define the meaning of "interactive computer service provider." Additionally, H.R. 2380 contains language limiting its application to the use of communication facilities in interstate or foreign commerce. The System currently operate only within the State of Nevada.

   There can be no assurance that either S. 474 or H.R. 2380 will or will not become law in their present or any other form.

   In its 1997 session, the Nevada Legislature passed into law Senate Bill No. 318 which, among other things, prohibited persons from accepting or placing wagers through any "medium of communication." The term "medium of communication" is broadly defined and includes, without limitation, mail, telephone, television, telegraph, facsimile, cable, wire, the Internet or any other similar medium." The network through which the System operates qualifies as a "medium of communication." However, this statute specifically exempts wagers accepted or received by persons or establishments licensed to engage in wagering under Nevada law, provided such wagers are accepted or received within Nevada and otherwise comply with all other applicable gaming laws and regulations. This statute does not, therefore, prevent the System from being operated in its present form.

Competition

   Sports wagering competes with other forms of gambling available to the general public both within and outside of the State of Nevada, including, but not limited to, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, state-sponsored lotteries, on-and-off track betting on horses and dogs, jai alai, offshore cruise ships, riverboats and Native American gaming operations. In addition, the System competes with sports wagering as it currently exists in Nevada. The Company is not aware of any system currently in operation or under development that is similar to the System. No assurance can be given that such a system does not exist or is not under development.

   The Company believes that sports wagering facilities in casinos are currently operated either by the casino itself or pursuant to contractual relationships with licensed sports book operators. Such entities which operate sports books in casinos may have exclusive relationships with casinos which could limit the ability of casinos to contract directly with the Company. As a result, the Company might be required to pay substantial sums to such third parties for the privilege of supplying the System to any such casino, which could have a material and adverse effect on the Company's financial condition and results of operations. See "Possible Exclusive Relationships Between Casinos and Third Parties."

   American Wagering, Inc., through its subsidiary Leroy's Horse and Sports Place ("Leroy's"), is a licensed bookmaker with approximately 35 sports books, the largest number of sports book locations in the State of Nevada. Leroy's sports books are operated primarily in casinos in major metropolitan areas in Nevada and in its own facilities. Leroy's offers casinos a turnkey sports betting operation that allows casinos to offer sports wagering to its patrons without bearing the risk and overhead associated with conducting the operation themselves. In October 1996, American Wagering, Inc. acquired the subsidiary of Autotote Corporation which sold sports wagering equipment and terminals to casinos and sports book operators in Nevada. The Company believes that the subsidiary involved sold such equipment, which was largely record keeping equipment, to 100 of the 115 casinos and sports book operators in Nevada. On December 5, 1996, American Wagering, Inc. announced a joint venture with International Game Technology, the largest supplier of slot machines, to market and operate new pari-mutuel sports wagering products. One such game, called MegaSports, has begun operation and accepts pari-mutuel wagers on the outcomes of sports contests, events that occur within or during those contests and the outcomes of a group of sports contests. The Company believes that these sports wagering products only accept wagers prior to commencement of events and, since they are in pari-mutuel format, they will not include fixed price bets as is customary in sports wagering.

   In addition, the Company may compete with suppliers of other forms of gaming equipment and services most of whom are substantially larger with greater technological, financial and other resources than the Company. Among the companies currently producing gaming equipment are International Game Technology; GTECH Corporation, the largest supplier of equipment and systems to state sponsored lotteries; AmTote International, Inc., a supplier of equipment, systems and devices for pari-mutuel wagering on horses, dogs and in jai alai; Video Lottery Technologies, Inc., which operates video lottery systems and, through its subsidiary, United Wagering System, Inc., operates in the pari-mutuel wagering business; WMS Industries Inc., which designs, manufactures and sells coin-operated pinball and video games, home video games, casino gaming devices and video lottery terminals; Bally Gaming Industry International, Inc. which designs, manufactures and distributes electronic slot machines, video gaming machines, video lottery terminals and computer gaming management systems; and several smaller companies.

Personnel

   The Company has twelve full-time employees, consisting of the Chairman of the Board, President, Chief Financial Officer, General Manager-Nevada Operations, Vice President-Software Development, four software engineers and programmers and three technicians. The Company considers its relations with its employees to be good.

   The Company also utilizes individuals periodically to train gaming establishment personnel and players or prospective players in the use of the System. The Company also has used, and may from time to time in the future use, outside consultants on specific assignments or projects.

   The Company may seek to hire marketing and sales personnel to market the System to casinos and sports book operators as well as additional engineers and administrative personnel.

Research and Development

   During the fiscal years ended September 30, 1996 and September 30, 1997, the Company spent approximately $703,000 and $992,000, respectively, on research and development activities. These expenses included primarily, programmers' salaries and benefits, consultants' fees, patent fees, the depreciation expense associated with computer equipment used in the development of the System, and the costs of two trials of the System in Nevada required for approval of its use in individual gaming establishments and for wide area operation. The Company intends to continue to expend significant sums on such activities.

Important Factors Regarding Forward Looking Statements and other Risks

   Certain statements in this Report under the captions "Item 1. Description of Business," "Item 6. Plan of Operation" and elsewhere, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding potential market size, the likelihood that the Company will receive any needed gaming licenses, the ability of the Company to attract adequate numbers of players of its SportXction sports wagering game and cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   Single Product; Limited Contracts; Uncertain Market Acceptance. The Company s success will depend on the success of a single product, the System. The Company's System was approved by the Nevada Commission for use in individual casinos on January 6, 1997 and for use in wide area operation on August 21, 1997. The System began live operation on September 21, 1997 in nine Nevada casinos. Simultaneous wagering is conducted through PBSs located at the inter-linked casinos, with betting pools consolidated at the Hub. The System commenced operation for both football and baseball games and added basketball when that season began. The Company is pursuing an aggressive marketing and advertising campaign to introduce the SportXction sports wagering system to the gaming public in Nevada and to increase the number of players of the game. It has retained the services of a market research firm, with the goal of increasing public awareness of this new game and increasing the number of players of the game. The Company is also working on new features and enhancements to the System to attract players and increase wagering. The System has only been in operation for approximately 90 days and has had a limited number of players. Although the response from those who have wagered through the System has been positive, the total number of players has been limited and the total amount wagered through the System has been modest. In addition, the System is currently only in operation in eight casinos and gaming establishments. To achieve commercial success, the System must be accepted both by casino and sports book operators and by gaming patrons. The Company believes that acceptance by casino and sports book operators will ultimately depend upon acceptance by patrons as a new and/or alternative form of sports wagering. There can be no assurance that the System will be accepted by its intended market. If the System does not perform well in its initial evaluations or does not achieve sufficient market acceptance, the Company s business, financial condition and results of operations would be materially and adversely affected.

   Development Stage Company; Expectation of Losses. The Company is in the development stage and has generated limited revenues from the System. As of September 30, 1997, the Company had cumulative net losses since inception of approximately $3.2 million and the Company expects to continue to incur substantial losses and negative cash flow at least through calendar 1998. There can be no assurance that the Company will become profitable or that cash flow will become positive at any time in the future. The likelihood of the Company s success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company s stage of development, many of which may be beyond the Company s control. These include, but are not limited to, unanticipated problems relating to further product enhancement and development; software design, development and enhancement; acceptance of the System by the wagering public and casinos; testing; gaming regulations and taxes; System assembly; the competitive and regulatory environment in which the Company plans to operate; marketing problems; and additional costs and expenses that may exceed current estimates.
   Small Wagering Pools. The System was designed to operate most effectively when there are large numbers of players and a substantial number of wagers being placed through the System simultaneously. When the number of players wagering through the System is modest, as has been the case during the brief period of time that the System has been in operation, and there are relatively small amounts wagered on each available betting proposition, it is more difficult to attempt to create balanced pools. Also under such circumstances, odds may change rapidly causing participants to be required to reconfirm bets at changing odds before a wager is accepted. These circumstances could cause player dissatisfaction to this form of sports wagering resulting in gaming establishments not wishing to have the System operated in their sports books, which could have a material adverse effect on the business of the Company and its prospects.
   Agreement with Hub Operator. The System is currently operated by Yarlow, as Hub Operator, pursuant to an agreement dated as of June 18, 1997. In order to operate the System, Yarlow has been granted an OILS license by the Nevada Gaming Authorities. Yarlow has encountered certain financial difficulties. On October 20, 1997, the Company loaned $50,000 to T&D, a Nevada general partnership that is an affiliate of Yarlow, to assist it in resolving such difficulties. This loan, which carries interest at 10% per annum, is repayable at the rate of $5,000 per month commencing on February 1, 1998. The loan is guaranteed by certain of the principals involved in T&D. If, as a consequence of its financial difficulties or otherwise, Yarlow was unable or unwilling to continue to operate the System, until such time as the Company received an OILS License, it would not be permitted to operate the System. Under such circumstances, the System might have to cease operating, unless the Company was able to make arrangements with another party who either had an OILS License or was able to obtain one in order to operate the System. No assurance can be given that the Company could find another party to act as Hub Operator in a timely manner, or at all.

   Capital Requirements; Need for Additional Financing. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements through the next 18 to 24 months based upon the Company s current business plan. See Plan of Operation. The Company s capital requirements may vary materially from those now planned due to a number of factors, including the rate at which the Company can introduce the System, the market acceptance and competitive position of the System, the response of competitors to the System and the ability of the Company and its management to satisfy applicable licensing requirements. The Company may need to raise additional capital to fund its future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to limit its operations significantly.

   Governmental Regulation. The System qualifies as associated equipment as that term is defined in the Nevada Act. Associated equipment is generally defined as any equipment or mechanical, electromechanical or electronic contrivance, component or machine used remotely or directly in connection with gaming, any game, race book or sports pool that would not otherwise be classified as a gaming device. All associated equipment that is manufactured, sold, transferred, offered or distributed for use or play in Nevada must first be administratively approved by the Chairman of the Nevada Board. The administrative approval process for associated equipment includes an evaluation by the Nevada Board s audit division (the Audit Division ) and, in some cases, by the Nevada Board s electronic services laboratory, followed by a field trial.

   On October 24, 1996, the Company completed a pre-trial of the System (with play money) and, on November 25, 1996, the Company completed a live trial (with real money) at the Excalibur Hotel & Casino in Las Vegas, Nevada. Completion of the trial was one of the conditions for obtaining approval by Nevada Gaming Authorities for the use of the System. On January 6, 1997, the System was approved by the Nevada Gaming Authorities for use in individual casinos. After additional modifications to the System, the Company submitted the System to the Nevada Gaming Authorities for approval for use in wide area operations. On August 21, 1997, the Nevada Gaming Authorities approved the System for use in wide area operations. Wide area operations permit wagering during the course of sporting events at multiple inter-linked casinos and gaming establishments, simultaneously, with betting pools on each betting proposition consolidated at a central hub. The Company also made arrangements to have Yarlow, an operator of sports pools in Nevada, act as the Hub Operator, at least until such time as the Company receives a license to operate the Hub. The Hub links, via telecommunications lines, the Company's PBSs located in individual casinos or other gaming establishments. On August 21, 1997, the Nevada Commission granted to Yarlow an OILS License. On September 21, 1997, live operation of the System commenced and currently there are approximately 220 PBSs in operation at eight casinos and gaming establishments in Las Vegas, Nevada.

   In order for the Company to be compensated for use of the System by gaming establishments on the basis of a percentage of revenue received by a licensed gaming establishment or on a transaction fee basis, the Company is required to obtain an OILS License and to be registered by the Nevada Commission as a publicly traded corporation, a process which has begun but is not expected to be completed before the third or fourth quarter of the fiscal year ending September 30, 1998, at the earliest. No assurance can be given that the investigation of the Company or its directors and officers, which has begun, will continue in a timely manner or will conclude before September 30, 1998. In addition, the Nevada Commission has the discretion to require that the Company apply for a finding of suitability to be a manufacturer and distributor of associated equipment. The System is currently being operated through a central Hub by a third party. The Company must receive an OILS License in order to operate the Hub. There can be no assurance that the Company will be granted such a license. The operation of licensed gaming in general, and the operation of race books and sports pools in particular, is subject to strict licensing and regulatory control by the Nevada Board, the Nevada Commission and various local, city and county regulatory agencies. No applicant for a registration, license, finding of suitability or approval (individually, a Gaming License and collectively, Gaming Licenses ) has any right to the Gaming License sought. Any Gaming License issued or granted is a revocable privilege, and no holder acquires any vested rights therein or thereunder. The Company has begun the process of applying for an OILS License but has not received such a license. There can be no assurance that such a License will be granted or maintained, or that no burdensome conditions, limitations or restrictions will be imposed upon the Company. In connection with the Company s application for Gaming Licenses, the Nevada Commission will have the authority to require that any beneficial owner of the Company s voting securities be investigated and found suitable, although the Nevada Act does not require a finding of suitability unless a person is the beneficial owner of more than 10% of the outstanding voting securities. In addition, if any of the Company s officers, directors, key employees or stockholders are denied a license or finding of suitability, or are found unsuitable to continue having a relationship with the Company, the Company would have to sever its relationship with such persons. Furthermore, if the Company s application for Gaming Licenses is denied, any existing approval for the System could be revoked and the Nevada Commission could order the termination of any existing contracts for the System. Moreover, the Company would be prevented from selling or distributing the System for use or play in Nevada after the date of such denial.

   If the Company is licensed, no person will be permitted to acquire control of the Company without the prior approval of the Nevada Commission upon the recommendation of the Nevada Board. The Nevada Commission may require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to an acquisition of control. The applicant is required to pay all costs of investigation.

   The United States Congress recently passed legislation which creates a national gaming study commission (the National Gaming Commission ). The National Gaming Commission will generally have the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing Federal, state and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. It is not possible to predict the future impact of these proposals on the Company and its operations. Any such proposals could have a material adverse affect on the Company s business.

   Legislation is currently pending in the United States Congress to prohibit certain forms of betting or wagering or engaging in the business of gambling over the Internet. A bill now pending in the United States Senate, S. 474, would also prohibit betting or wagering or engaging in the business of gambling over "interactive computer services." The System arguably fits within the definition of an "interactive computer service." Nevertheless, in its present form,
S.474 expressly exempts bets or wagers that are placed, made, or received on any interactive computer service when each person placing, making, or receiving the bet or wager is physically located at a state or federally licensed wagering facility that is open to the general public. As it is now operated, the System appears to fall within this exemption, but S. 474 would, in its current form, prohibit the expansion of the System outside the licensed public wagering facilities.

   A companion bill now before the House of Representatives, H.R. 2380, would expand the existing federal prohibition against betting or wagering through interstate and foreign wire communication facilities to outlaw betting or wagering through a broad spectrum of interstate and foreign communication facilities. Also included in H.R. 2380 are provisions placing specific duties on interactive computer service providers to "discontinue or refuse, the leasing, furnishing or maintaining" of communication facilities used in transmitting or receiving gambling information, but the bill does not define the meaning of "interactive computer service provider." Additionally, H.R. 2380 contains language limiting its application to the use of communication facilities in interstate or foreign commerce. The System currently operates only within the State of Nevada.

   There can be no assurance that either S. 474 or H.R. 2380 will or will not become law in their present or any other form.
   In its 1997 session, the Nevada Legislature passed into law Senate Bill No. 318 which, among other things, prohibited persons from accepting or placing wagers through any "medium of communication." The term "medium of communication" is broadly defined and includes, without limitation, mail, telephone, television, telegraph, facsimile, cable, wire, the Internet or any other similar medium." The network through which the System operates qualifies as a "medium of communication." However, this statute specifically exempts wagers accepted or received by persons or establishments licensed to engage in wagering under Nevada law, provided such wagers are accepted or received within Nevada and otherwise comply with all other applicable gaming laws and regulations. This statute does not, therefore, prevent the System from being operated in its present form.

   Competition and Rapid Technological Change. The Company s operations compete with other forms of gambling, both within and outside of Nevada, including, but not limited to, sports wagering as currently conducted in Nevada, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, state-sponsored lotteries, on-and off- track betting on horses and dogs, jai alai, offshore cruise ships, riverboats and Native American gaming operations. The gaming industry is also subject to shifting consumer preferences and perceptions. A shift in consumer acceptance or interest in gaming could adversely affect the Company. Moreover, competition is intense and increasing among providers of wagering and gaming equipment, both hardware and software, and the Company believes that new competitors will emerge in the future. Many of the Company s competitors or potential competitors may have products that may compete directly with the System and such competitors may have significantly greater financial, technological, manufacturing, marketing, operating and other resources than the Company. In addition, certain of the Company s potential competitors, including large providers of wagering, gaming and computer equipment, may have technological capabilities that would allow them to develop new or alternative systems. The wagering and gaming equipment industry is subject to rapid change and is characterized by constant technological innovation. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company s business or that the Company will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially and adversely affect the Company s business, operating results or financial condition. Furthermore, any success the Company might have may induce new competitors to enter the market. There can be no assurance that the Company will be a successful competitor in the wagering and gaming equipment and service industry.

   Uncertainties Regarding Intellectual Property. The Company regards the System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company filed two United States patent applications for its proprietary wagering methods and its related computer processing system. Both patent applications have been approved for issuance as U.S. patents and the first patent has already been issued. Corresponding applications have been or will be filed in certain foreign countries. No assurance can be given that any of the Company s other patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect its technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company s business, financial condition and results of operations. It is the Company s policy that all employees and consultants involved in research and development activities sign non-disclosure agreements; however, this may not afford the Company sufficient protection for its know-how and its proprietary information and products. Other parties may independently develop similar or more advanced technologies or design around aspects of the Company s technology which may be patented or duplicate the Company s trade secrets.

   As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. Although the Company has not received any claim that it is infringing any patent or other proprietary right and is not currently aware of any claim that it is infringing any intellectual property rights of others, there can be no assurance that the Company will not face such claims, with or without merit, in the future. Any such claims or litigation could be costly and could result in a diversion of management s attention, which could have a material adverse effect on the Company s business, financial condition and results of operations. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse effect on the Company s business, financial condition and results of operations.

   Management of Growth. Execution and implementation of the Company s plan of operation will require significant growth. The Company s current plans for growth will place a significant strain on the Company s financial, managerial and other resources. The Company s ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to attract, motivate and train key employees. If the Company s executives are unable to manage growth effectively, the Company s business, operating results and financial condition would be materially and adversely affected.

   Dependence on Key Personnel. The Company is dependent upon the continued efforts and abilities of its executive officers and other key personnel such as Barry Mindes, the Company s founder and Chairman of the Board, and Bernard Albanese, a director of the Company and the Company s President and Treasurer. The loss or unavailability of Messrs. Mindes or Albanese for any significant period could have a material and adverse effect on the Company s business, financial condition and results of operations. Messrs. Mindes and Albanese have entered into employment agreements with the Company which terminate on June 30, 1998. No assurance can be given that those agreements will be extended or renewed by the Company or the employees upon expiration of their term and if not extended or renewed whether individuals with similar backgrounds and experience could be hired to replace them. The Company does not maintain and does not intend to obtain key person life insurance on the life of either Messrs. Mindes or Albanese. The
Company s operations will also depend to a great extent on the Company s ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company s failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company s operating results and financial condition.

   Limited Marketing Experience; Need for Additional Personnel. The Company has very limited marketing resources and limited experience in marketing and selling the System. The Company currently relies on its own personnel in marketing and selling the System. Presently, only the Chairman of the Board and the General Manager - Nevada Operations are devoting attention to marketing and sales, and the Company will need to hire additional personnel to market the System. There can be no assurance that the Company will be able to establish adequate marketing and sales capabilities. Achieving market penetration will require significant efforts by the Company to create awareness of, and demand for, the System. The failure by the Company to successfully develop its marketing capabilities would have a material adverse effect on the Company s business, financial condition and results of operations. Further, there can be no assurance that the development of such marketing capabilities will lead to sales or leases of the System. See
 Business-Marketing and Sales Strategy.

   Limited Market Size. Presently, the market for the System in the United States is limited to casinos and sports book operations in the State of Nevada. No assurance can be given that new markets will develop or that legislation permitting sports wagering in other states within the United States will be adopted. In addition, while sports wagering exists outside of the United States, no assurance can be given that the System would be accepted in such foreign markets or that compliance with any regulatory conditions imposed by foreign jurisdictions will be achieved.

   Seasonality of Sporting Events. The Company s operations are substantially dependent on a continuous supply of broadcast sporting events on which bettors can wager. The Company believes that certain sports or certain sporting events (such as the World Series in baseball and the Superbowl in football) may generate more wagering revenue than others. A concentration in any calendar period of sports or sporting events which induce higher wagering, will, to the extent the Company s revenue is derived based on wagering revenue, result in higher revenue for such periods. The Company is aware of one company whose revenue from sports book operations has been seasonal, with more than half of the wagers received being placed between September and January, and with wagers on professional and college football games historically comprising approximately 40% of the bets placed. In addition, strikes in professional sports may result in a significant loss of revenue and adversely affect the Company s results of operations for the periods in which they occur.

   Possible Exclusive Relationships Between Casinos and Third Parties. The Company has focused its marketing efforts on casinos and sports book operations in Nevada. The Company believes that sports wagering facilities in casinos are currently operated either by the casino itself or pursuant to contractual relationships with licensed sports book operators. The Company is aware of one entity which owns and operates sports book facilities in approximately 35 casinos and other gaming establishments. Such entity or any other entity which operates sports books in casinos may have exclusive relationships with casinos which could limit the ability of casinos to contract directly with the Company. As a result, the Company might be required to pay substantial sums to such third parties for the privilege of supplying the System to any such casino, which could have a material and adverse effect on the Company s financial condition and results of operations.

   Possible Objections by Leagues and Broadcasters. The System operates in conjunction with live broadcasts of sporting events shown in casinos or other gaming establishments. The broadcast of sporting events by television stations is typically covered by agreements with players leagues such as the National Football League or the National Basketball Association. In addition, display by casinos within their sports betting parlors of sporting events is typically subject to agreement with broadcasters of sporting events. Players leagues could attempt to enjoin use of the System in conjunction with broadcasts of such sporting events and sue the Company for damages, whether or not such claims have merit. In the event either leagues or sporting event broadcasters object to wagering on sporting events in general, or use of the System in particular, and in the event that the Company could not eliminate such objections by modification of the System or otherwise, the Company s financial condition and results of operations could be materially and adversely affected.

   Control by Management. As of December 17, 1997, Barry Mindes, Mindes Family Limited Partnership, of which Mr. Mindes is general partner, Bernard Albanese and the Marie Albanese Trust, a trust for the benefit of Mr. Albanese s wife, together beneficially own approximately 44.9% of the outstanding shares of Common Stock (excluding any stock options held by Mr. Albanese which could, in the future, be exercised) . As a result of such ownership, such stockholders are likely to have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

   Possible Volatility of Market Price of Common Stock and Warrants. The market price of securities of development stage companies and many emerging companies has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company s operating results, announcements by the Company or its competitors concerning technological innovations, new products or systems may have a significant impact on the market price of the Company s securities.

   NASDAQ Delisting; Low Stock Price. The trading of the Company s Common Stock and Warrants on NASDAQ will be conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by NASDAQ. To maintain eligibility for trading on NASDAQ, the Company will be required to, among other things, maintain net tangible assets of at least $2,000,000 and a minimum bid price of $1.00 per share and adhere to certain corporate governance provisions. If the Company fails any of the tests, the Common Stock or Warrants may be delisted from trading on NASDAQ. The effects of delisting include the limited release of the market prices of the Company s securities and limited news coverage of the Company. Delisting may restrict investors interest in the Company s securities and materially adversely affect the trading market and prices for such securities and the Company s ability to issue additional securities or to secure additional financing. In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock or Warrants were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, the Common Stock or Warrants could be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers written consent, prior to any transaction. If the Company s securities were also deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in the Company s securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. The Securities and Exchange Commission regulations define a penny stock to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such requirements could severely limit the liquidity of the Company s securities.

   Future Sales of Restricted Securities; Registration Rights. As of December 17, 1997 the Company had 7,752,292 shares of Common Stock outstanding. Of these shares, 1,725,000 were registered in the Company's IPO in December, 1996 and generally are freely tradable by persons other than affiliates of the Company, without restriction or further registration under the Securities Act. Of the balance, 6,024,269 shares of Common Stock (the Restricted Shares ) outstanding, were sold by the Company prior to its initial public offering in reliance on exemptions from the registration requirements of the Securities Act and are restricted securities as defined in Rule 144 promulgated under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption therefrom, including an exemption afforded by Rule 144, is available. Under Rule 144 (and subject to the conditions thereof), 3,477,408 of the Restricted Shares are owned by Barry Mindes, Mindes Family Limited Partnership, Bernard Albanese and the Marie Albanese Trust and are currently eligible for sale. Substantially all of the remaining 2,546,861 Restricted Shares are either currently eligible for sale or will become eligible for sale at various times through June 1998. Prior to the IPO, the Company s officers, directors and existing stockholders entered into agreements ("lock-up") which prohibited them from selling stock in the Company without the prior written consent of Barington Capital Group, L.P., the Company's managing underwriter for its IPO, until December 12, 1997. On August 27, 1997 Barington released 948,135 shares of the 6,024,269 shares locked up (none of which released shares were held by directors, officers or employees of the Company). In consideration therefor, those shareholders who had a portion of their shares released agreed to extend the lock up on their remaining shares until December 12, 1998. The number of shares subject to the lock-up that expires on December 12, 1998 is 1,305,479. The Company s existing stockholders and the holders of the Bridge Warrants and the options issued to the Underwriters in the IPO are also entitled to certain rights with respect to the registration under the Securities Act of the securities held by them. The sale of a substantial number of shares of Common Stock or the availability of Common Stock for sale could adversely affect the market price of the Common Stock and Warrants prevailing from time to time.

   Federal and State Registration Requirements; Possible Inability to Exercise Warrants; Possible Redemption of Warrants. Holders of Warrants will have the right to exercise them only if there is a current registration statement in effect with the Securities and Exchange Commission (the Commission ) and such shares are qualified with or approved for sale by various state securities agencies, or if in the opinion of counsel for the Company, there is an effective exemption from registration. There can be no assurance that the Company will be able to keep a registration statement covering the shares underlying the Warrants current. If a registration statement covering such shares of Common Stock is not kept current for any reason, or if the shares underlying the Warrants are not registered in the state in which a holder resides, the Warrants will not be exercisable and may be deprived of any value. The Warrants are redeemable after the Separation Date by the Company at a price of $.05 per Warrant if the trading price of the Common Stock is at least $12.00 (200% of the initial Unit offering price) for a period of 15 consecutive trading days ending within 15 days of the date upon which the Warrants are called for redemption. If the Company elects to redeem the Warrants, such redemption could force the holders to exercise the Warrants and pay the exercise price at a time when the holders might not otherwise wish to do so or at a time when the holders might not be financially able to do so; to sell the Warrants at their then current market price when they might otherwise wish to hold the Warrants; or to accept the redemption price of $.05 per Warrant which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants.

   Absence of Dividends. The Company has not paid any dividends on its outstanding Common Stock since its inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

   Anti-Takeover Effects of Certain Provisions of Certificate of Incorporation and Delaware Law. The Company s Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.

Item 2.   Description of Property
   The Company currently leases approximately 1,500 square feet of space in Little Falls, New Jersey under a lease expiring on June 30, 2000. Annual lease payments for this facility, at which all development and administrative functions are currently conducted, during the fiscal year ended September 30, 1997, were approximately $15,000. For the fiscal year ending September 30, 1998 lease payments for this facility are
expected to be approximately $18,500.   The Company also entered into a
three year lease ending on April 30, 2000 for approximately 2,000 square feet of space in Las Vegas, Nevada. This facility is used for sales, training, maintenance, repairs and storage of equipment. Lease payments for this facility during the fiscal year ended September 30, 1997 were approximately $8,700 and are expected to be approximately $35,000 during the fiscal year ending September 30, 1998.

   In May 1997 the Company purchased a condominium unit in Las Vegas, Nevada for use by its employees while traveling to Nevada on the business of the Company.

Item 3.   Legal Proceedings

   The Company is not a party to any material  legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

                             PART II


Item 5.   Market for Common Equity and Related Shareholder Matters.

Market Information

   From December 11, 1996, the effective date of the Company's Registration Statement on Form SB-2, until April 4, 1997, Units consisting of one share of the Company's Common Stock and one redeemable Warrant to purchase one share of Common Stock at an exercise price of $7.20 per share, were traded on the NASDAQ Small Cap Market ("NASDAQ"). Commencing on April 7, 1997, Units were no longer traded and the Company's Common Stock and Warrants began to trade separately.
   The following tables sets forth, for the periods indicated and as reported by NASDAQ, the high and low bid prices for the Units. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter (or Period)                          High          Low

December 12, 1996 to December 31, 1996      8.375           7
January 1, 1997 to March 31, 1997            10.5       7.125
April 1, 1997 to April 4, 1997              7.625         7.5


    The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low bid prices for shares of the Company's Common Stock. The quotations reflect inter-dealer price without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter (or Period)                          High          Low

April 7 to June 30, 1997                     7            5.75
July 1, 1997 to September 30, 1997           7.375        5.25

The closing bid and asked prices on December 17, 1997 were $1 and $1.1875, respectively.

Current Holders of Common Stock

   Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on December 17, 1997 was 66. The Company believes there are in excess of 900 beneficial owners of its Common Stock whose shares are held in Street Name.

Dividends

   The Company has never paid cash dividends with respect to its Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company s operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of Common Stock. Any decision as to the future payment of dividends on Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company s Board of Directors, in its discretion, deems relevant.

Recent Sales of Unregistered Securities

   On October 28, 1996 the Company issued 6.5 units in a bridge financing (the "Bridge Units"), each Bridge Unit consisting of (i) a 10% Senior Promissory Note (the "Bridge Notes") in the principal amount of $100,000 and (ii) warrants to purchase 30,000 shares of the Company's Common Stock (the "Bridge Warrants"), at an exercise price equal to the lesser of $3.60 or 60% of the initial Unit offering price in the Company's subsequent IPO. Barington Capital Group, L.P. acted as placement agent for the offering of Bridge Units which were made to a limited number of accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The aggregate offering price was $650,000, of which net proceeds received by the Company amounted to approximately $550,000. An aggregate of 195,000 Bridge Warrants were issued in the bridge financing. The Bridge Warrants entitle the holders thereof to purchase, in the aggregate, up to 195,000 shares of Common Stock at an exercise price of $3.60 per share, subject to adjustment. The Bridge Warrants may be exercised at any time after issuance and expire on October 28, 2001. The shares underlying the Bridge Warrants were registered concurrently with the IPO, and are subject to a two-year lock-up with Barington. The holders of the Bridge Warrants are entitled to certain "piggyback" and demand registration rights.

Use of Proceeds from Initial Public Offering

   On December 11, 1996, the Company's Registration Statement on Form SB-2 (Reg. No. 333-15005) relating to its IPO was declared effective, pursuant to which it sold 1,725,000 units (including over-allotments) consisting of one share of Common Stock and one redeemable warrant to purchase Common Stock at an exercise price of $7.20 per share, for gross proceeds of $10,350,000. After underwriting discounts and commissions, expenses paid to or for the benefit of underwriters, and other costs of the IPO, net proceeds were approximately $8,576,000.

   At or subsequent to the closing of the IPO, the Company expended approximately $659,000 for repayment of the Bridge Notes; approximately $770,000 for the purchase of computer equipment including PBSs; approximately $220,000 for professional fees; approximately $176,000 for directors and officers liability insurance premiums; approximately $160,000 for marketing the System; approximately $132,000 for the purchase of a condominium in Henderson, Nevada for use by its employees while traveling on business in Nevada; and approximately $100,000 for a loan to an officer, of which approximately $69,000 was outstanding as of September 30, 1997. After other expenses, including product enhancement and development, sales and administration, approximately $5,483,000 remained in cash and short-term, interest-bearing, investment grade securities as of September 30, 1997.

Item 6.   Plan of Operation

      On January 6, 1997, the System was approved by the Nevada Gaming Authorities for use in individual casinos or other sports wagering establishments in the State of Nevada. On August 21, 1997, the Nevada Gaming Authorities approved the System for use in wide area operations, permitting simultaneous wagering at multiple inter-linked casinos throughout Nevada. Live operation of the System commenced on September 21, 1997 on a wide area basis, and the System is currently in operation with approximately 220 PBSs, at eight casinos and gaming establishments in Nevada.

   The System encountered certain software problems during its first few weeks of live operation, as is the case with many complex computer systems. As any significant problems surfaced, they were dealt with and resolved. Although there can be no assurance that additional problems will not be encountered in the future, the Company believes the likelihood of encountering additional significant problems diminishes as operation of the System continues.

   As of September 30, 1997, the System had been in operation for only ten days. The System has been used for wagering on baseball, football and basketball games. Currently, the System is in use for wagering on an average of approximately ten sporting events each week. Although the general response from players of the SportXction game has been positive, the number of players for each sporting event has been modest, as has the total amount wagered through the System. The Company believes that this is a reflection of the fact that the SportXction sports wagering game is new and requires more time for the wagering public to become familiar with it.

   The Company is pursuing an aggressive marketing and advertising campaign in order to introduce the System to the gaming public in Nevada. It has retained the services of a market research firm specializing in gaming, with the goal of increasing public awareness of this new game and increasing the number of wagering participants. In order to encourage more potential players to wager through the SportXction sports wagering system and to raise their level of comfort in familiarizing themselves with the game, the Company has modified the System to allow free play with practice bets for 15 minutes. It is also working on other new features and enhancements to the System to attract additional players and increase wagering.

   The Company's plan of operation during the next 12 months focuses primarily on (i) attracting additional players of the game, and increasing wagering through the System, (ii) continued sales and marketing to casinos and other sportsbook operators in Nevada, (iii) the hiring of additional personnel in the areas of sales and marketing, product development, equipment installation, maintenance and training,
(iv) continued research and further product enhancement and development, including adapting the System for new betting propositions, (v) obtaining an OILS License which will enable the Company to operate the Hub and provide the System to sports wagering establishments in exchange for a portion of the revenue received by the establishment or on the basis of a transaction fee, (vi) securing further intellectual property protection, including additional patent, trademark and copyright protections, and (vii) exploring opportunities in foreign markets and alternative applications of the Company's proprietary technology, including adaption of the System for use in non-wagering activities.

   In the future, the Company also intends to market the System in foreign countries in which sports wagering is legal and to explore alternative applications of its proprietary technology. These include adaptation of the System for use in non-wagering activities, such as interactive games in bars, and games and activities conducted over the Internet, cable television and other communications media.

   For the year ended September 30, 1997, the Company had a net loss of $2,191,321, or $0.29 per share on 7,475,996 weighted average common shares outstanding, compared with a net loss of $868,188, or $0.13 per share on 6,477,410 weighted average common shares outstanding, for the prior year. Revenues of $3,580 were reported for the year ended September 30, 1997, compared with no revenues reported in the prior period. These revenues reflect the commencement of live operation of the System on September 21, 1997. The increased loss resulted primarily from increased marketing activities, the interest expense and debt discount ascribed to the Bridge Warrants issued as part of the bridge financing consummated on October 28, 1996, as well as increased salary expenses attributable to greater research and development, administrative and marketing expenses, professional fees, insurance expenses, and depreciation expenses associated with computer equipment used in the operation of the System. These expenses reflect, in part, increased costs as a result of being a public company, the two trials of the System in Nevada required for approval of its use in individual gaming establishments and wide area operation, marketing of the System, and the purchase and installation of computer equipment needed to commence live operation. The Company incurred approximately $992,000 in research and development expenses for the year ended September 30, 1997, compared with approximately $703,000 for the prior year. This increase is largely attributable to increased salary expenses and expenditures associated with the two trials of the System in Nevada.

   The Company is in the development stage, with limited revenues generated from the System. As of September 30, 1997, the Company had cumulative net losses since inception of approximately $3.2 million. It expects to continue to incur substantial losses and negative cash flow at least through calendar 1998. Contributing to this projection is the Company's expectation that it will continue to incur substantial research and development expenses for further product enhancement and development activities, including adapting the System for use in sporting events in addition to football, basketball and baseball; developing new betting propositions; adapting the System for use in foreign countries; and exploring alternative applications of the Company's proprietary technology, including adaptation of the System for use in non-wagering activities.

   Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that existing resources will be sufficient to satisfy its contemplated cash requirements for the next 18 to 24 months.

Item 7.   Financial Statements

                      International Sports Wagering Inc.
                        (A Development Stage Company)


                                    Index

                                                             Page

     INDEPENDENT AUDITORS' REPORT                            F-2

     FINANCIAL STATEMENTS

     Balance Sheets as of September 30, 1997 and 1996.       F-3

     Statements of Operations for the years ended
     September 30, 1997 and 1996 and the period from
     May 22, 1995 (date of inception) to September 30,
     1997.                                                   F-4

     Statements of Stockholders' Equity for the period
     from May 22, 1995 (date of inception) to September
     30, 1997.                                               F-5

     Statements of Cash Flows for the years ended
     September 30, 1997 and 1996 and the period from
     May 22, 1995 (date of inception) to September 30,
     1997.                                                   F-6

     Notes to Financial Statements                           F-7

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
International Sports Wagering Inc.

     We have audited the accompanying balance sheets of International Sports Wagering Inc. (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1997 and 1996 and for the period from May 22, 1995(date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Sports Wagering Inc. (a development stage company) as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, and for the period from May 22, 1995 (date of inception) to September 30, 1997, in conformity with generally accepted accounting principles.




New York, New York         KPMG Peat Marwick LLP
November 26, 1997

                      International Sports Wagering Inc.
                        (A Development Stage Company)

                                Balance Sheets
                         September 30, 1997 and 1996

                                    ASSETS
                                                 1997         1996

Current assets:
  Cash and cash equivalents                $ 1,026,313        537,546
  Accounts receivable                            2,950          --
  Investments                                4,457,118          --
  Current portion of notes receivable           34,615          --
  Prepaid expenses and other
  current assets                               184,315         8,885

      Total current assets                   5,705,311       546,431

Investments                                    618,120          --
Property and equipment, net                  1,055,196       304,466
Notes receivable, less current portion          34,615          --
Other assets                                     6,358         4,258
Deferred financing costs                         --           46,406

      Total assets                         $ 7,419,600       901,561

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $    143,197        42,382
  Accrued expenses                             222,345       143,265

      Total current liabilities                365,542       185,647

Stockholders' equity:
  Preferred stock, par value $.001
    per share; 2,000,000
    shares authorized, none issued
    or outstanding                               --            --
  Common stock, par value $.001
    per share; 20,000,000
    shares authorized, issued and
    outstanding; 7,749,269
    in 1997 and 6,024,269 in 1996                7,749         6,024
  Additional paid-in capital                10,214,829     1,687,089
  Deficit accumulated during the
    development stage                      (3,168,520)     (977,199)

      Total stockholders' equity            7,054,058       715,914
Commitments and contingencies
      Total liabilities and stockholders'
        equity                            $ 7,419,600       901,561

See accompanying notes to financial statements.

                        International Sports Wagering Inc.
                          (A Development Stage Company)

                             Statements of Operations
              Years ended September 30, 1997 and 1996 and the period
            from May 22,1995 (date of inception) to September 30, 1997

                                                                  May 22, 1995
                                                                    (date of
                               Year ended         Year ended     inception) to
                              September 30,      September 30,   September 30,
                                  1997                1996            1997

Revenues                      $     3,580             --               3,580

Costs and expenses:
 Research and development
  expense                         992,224           702,952        1,783,519
 General and administrative
  expense                       1,215,039           196,256        1,440,946
                                2,207,263           889,208        3,224,465

   Operating loss              (2,203,683)         (899,208)      (3,220,885)

Other income (expense):
 Interest income                  311,460            31,020          351,463
 Interest expense                (299,098)             --           (299,098)
                                   12,362            31,020           52,365

   Net loss                   $(2,191,321)         (868,188)      (3,168,520)

Net loss per share            $      (.29)             (.13)            (.46)

Weighted average common
 shares and equivalents
 outstanding                    7,475,996         6,477,410        6,899,755











See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                         (A Development Stage Company)

                       Statement of Stockholders' Equity
                        For the period from May 22, 1995
                   (date of inception) to September 30, 1997


                                                      Deficit
                                                    accumulated
                                       Additional   during the
                      Common stock      paid-in     development
                    Shares   Amount     capital        stage       Total

Issuance of shares
 of common stock
 upon incorporation
 (May 22, 1995)          907 $     1            2        --              3
Issuance of common
 stock upon merger 3,023,048   3,023       (2,023)       --          1,000
Issuance of common
 stock             1,767,567   1,768      813,843        --        815,611
Net loss               --        --          --       (109,011)   (109,011)

Balance,
 September 30,1995 4,791,522   4,792      811,822     (109,011)    707,603
Issuance of
 common stock         60,461      60       42,440        --         42,500
Issuance of common
 stock through
 exercise of
 warrants          1,164,729   1,165      813,021        --        814,186
Issuance of common
 stock through
 exercise of
 options               7,557       7        5,306        --          5,313
Issuance of options
 to consultants        --        --        14,500        --         14,500
Net loss               --        --          --       (868,188)   (868,188)

Balance,
 September 30,1996 6,024,269   6,024    1,687,089     (977,199)    715,914
Issuance of common
 stock             1,725,000   1,725    8,527,740        --      8,529,465
Net loss               --        --          --     (2,191,321) (2,l91,321)

Balance,
 September 30,1997 7,749,269 $ 7,749   10,214,829   (3,l68,520)  7,054,058




See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                         (A Development Stage Company)

                            Statements of Cash Flows
             Years ended September 30, 1997 and 1996 and the period
          from May 22, 1995 (date of inception) to September 30, 1997

                                                                  May 22, 1995
                                                                   (date of
                                 Year ended     Year ended      inception) to
                               September 30,    September 30,   September 30
                                  1997              1996            1997

Cash flows from operating
activities:
  Net loss                    $ (2,191,321)      (868,188)        (3,168,520)
  Adjustments to reconcile
    net loss to net cash
    (used in) operating activities:
    Depreciation and
    amortization                   203,077         69,443            274,980
    Issuance of options to
    consultants                      --            14,500             14,500
Changes in assets and liabilities:
    Accounts receivable            (2,950)           --               (2,950)
    Prepaid expenses and other
    current assets               (175,430)            978           (184,315)
Other assets                       (2,885)             --             (8,190)
Accounts payable                  100,815          13,974            143,197
Accrued expenses                   79,080         129,900            222,345
  Net cash used in operating
  activities                  (1,989,614)        (639,393)        (2,708,953)

Cash flows from investing activities:
  Purchase of investments     (32,175,535)            --         (32,175,535)
  Proceeds from sales of
  investments                  27,100,297             --          27,100,297
  Purchase of property and
  equipment                     (953,022)        (333,464)       (1,328,344)
  Issuance of notes receivable  (100,000)             --           (100,000)
  Proceeds from repayments of
  notes receivable                30,770              --             30,770
    Net cash used in investing
    activities                (6,097,490)        (333,464)       (6,472,812)

Cash flows from financing activities:
  Proceeds from issuance of
  common stock                 8,575,871           861,999       10,208,078
  Deferred financing costs        --               (46,406)         --

  Net cash provided by
  financing activities         8,575,871           815,593       10,208,078
  Net increase (decrease)
  in cash and cash equivalents   488,767          (157,264)       1,026,313
  Cash and cash equivalents,
  beginning of period            537,546           694,810          --

Cash and cash equivalents,
  end of period              $ 1,026,313           537,546        1,026,313

Supplemental disclosures:
 Cash paid for interest      $     9,098              --        $     9,098

See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                         (A Development Stage Company)

                         Notes To Financial Statements
                          September 30, 1997 and 1996

(1)  Description of Business

     International Sports Wagering Inc. (the Company) was incorporated in the State of Delaware on May 22, 1995 to develop and market an interactive, client/server based computer system for purposes of wagering on sporting events. The Company is the successor by merger to Systems Enterprises, Inc. (SEI), an S-corporation incorporated in the State of New Jersey on December 17, 1992, 100% owned by the Company's founding shareholder, that had nominal operating activities during its existence. Subsequent to the merger, the Company reimbursed the founding shareholder for certain legal fees incurred by SEI that were specific to the Company's planned business activities.

     The Company is a development stage company which has not commenced generating significant revenue from its planned primary business activities. Since the Company's inception, it has been primarily engaged in product research and development, market testing its intended product, recruitment of key personnel, and raising capital. As a consequence, there are no significant operating revenues and there have been no significant product sales from inception of the Company through September 30,1997. There can be no assurance that the Company will be able to manufacture or market its product in the future, that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to manufacture or market its product. Further, the Company's future operations are dependent on the success of the Company's commercialization efforts, market acceptance, and regulatory approval of its product.

     On October 28,1996, the Company raised approximately $550,000, net of expenses, from the sale of 6.5 units in a private placement for $100,000 per unit, each unit consisting of a 10% senior promissory note in the principal amount of $100,000 and warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to the lesser of $3.60 per share or 60% of the initial public offering (the "IPO") price per share in its IPO. The senior promissory notes were due on the consummation of the Company's IPO.

     On December 17,1996, the Company closed its IPO of 1,500,000 units ("Units"), each Unit consisting of one share of common stock, par value $.001 per share ("Common Stock"), and one redeemable warrant to purchase one share of Common Stock ("Warrant"), at a price of $6.00 per Unit. After underwriting discounts and commissions, other expenses of the offering, and

                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(1)  Description of Business (Continued)

the repayment of promissory notes issued in connection with the bridge financing consummated on October 28, 1996, the Company received net proceeds of approximately $7.2 million. On January 22, 1997, the underwriters exercised an over-allotment option for an additional 225,000 Units, yielding additional net proceeds to the Company of approximately $1.2 million.

(2)  Summary of Significant Accounting Policies

     Cash and cash equivalents:

     Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days.

     Property and equipment:

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, generally three to twenty five years, using the straight-line method.

     Expenditures for repairs and maintenance are charged to expense as incurred.

     Investments:

     Investments at September 30, 1997 consist of debt securities issued by the Federal government and corporate entities. The Company accounts for these investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115).

     Under FAS 115, debt securities are classified as either held to maturity, trading or available-for-sale. Securities that an enterprise has the positive intent and ability to hold to maturity are classified as held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. All securities not classified as either held to maturity or trading are classified as available-for-sale. Held to maturity securities are reported at amortized cost, while trading and available-for-sale securities are recorded at fair value pursuant to FAS 115. For trading securities, unrealized holding gains and losses are included in earnings. All of the Company's debt securities are classified as available-for-sale.

                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(2)  Summary of Significant Accounting Policies (Continued)

     The current investments include those debt securities which are scheduled to mature within twelve months of the balance sheet date, and include investments with maturities ranging from October of 1997 to May of 1998. Investments classified as non-current include investments with maturities ranging from October of 1998 to February of 1999.

Deferred financing costs:

     Costs paid to the Company's attorneys associated with the Company's private placement and IPO were deferred at September
30,1996 and were recorded as a reduction of the proceeds received upon consummation of the private replacement and IPO.

     Research and development:

     All research and development, patent application and patent maintenance costs are charged to expense as incurred.

     Fair value of financial instruments:

     Statement of Financial Accounting Standards No.107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets.

     Income taxes:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are measured using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse.

     Stock split:

     On October 24, 1996, the Company effected a stock split related to its common stock, whereby each common share outstanding was converted by a factor of 3.0230479, thus increasing the number of common shares outstanding from a pre-

                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(2)  Summary of Significant Accounting Policies (Continued)

split amount of 1,992,788 at September 30, 1996 to 6,024,269. The Board of Directors voted to increase the total number of shares of common stock authorized at September 30, 1996 to 20,000,000 in connection with this stock split. All share and per share information contained in the accompanying financial statements has been retroactively adjusted to reflect the stock split.

     Loss per share:

     Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options and warrants granted during the 12-month period preceding the date of the IPO have been included in the calculation of weighted average common shares outstanding for the periods prior to the IPO, even when the impact of such incremental shares is antidilutive. The computation of weighted average common shares and equivalents outstanding at September 30, 1997 is as follows:

     Weighted average common shares outstanding,
     exclusive of issuances within 12 months
     prior to the IPO                               4,791,522

     Shares, options and warrants issued in
     periods prior to and within 12 months prior
     to the IPO assumed to be outstanding for
     the entire period                              1,685,888

     Weighted average common shares applicable
     to ("IPO") and over-allotment option             998,586

     Weighted average common shares and equivalents
     outstanding at September 30, 1997              7,475,996

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(2)  Summary of Significant Accounting Policies (Continued)

     New accounting pronouncements:

     Accounting for the Impairment of Long-Lived and Intangible
Assets:

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets, certain identifiable intangible assets and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement during fiscal 1997, did not have any significant impact on the Company's financial position or results of operations.

     Accounting for Stock Based Compensation:

     In October 1995, the Financial Accounting Standards Board issued SFAS No.123, "Accounting for Stock-based Compensation."
This statement requires companies to make pro forma disclosures in a footnote of net income as if the fair value based method of accounting for stock options, as defined in the statement, had been applied. The Company adopted this statement during fiscal 1997. (See Note 3).

(3)  Preferred and Common Stock

     In May 1995, the Company's Chairman of the Board and principal shareholder established the Company by purchasing shares and exchanging the shares of SEI for additional shares of Company
stock.  Also in May 1995, the Company issued shares to     certain
other founding shareholders.

     In June and July 1995, the Company sold a total of 399,997 units, each consisting of 3.0230479 shares of common stock and one warrant to purchase 3.0230479 additional shares of common stock for an aggregate of approximately $850,000 or approximately $.70 per unit to an investor group. Such amounts were reduced by certain costs of issuance. Between February and April 1996 warrants to purchase an aggregate of 1,164,729 shares were exercised and proceeds of approximately $814,000 ($.70 per share) were received by the Company. All unexercised warrants issued in June and July 1995 expired by their own terms.

                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(3)  Preferred and Common Stock (Continued)

     In June 1996, the Company sold 60,461 shares to seven individuals including employees, directors and investors resulting in proceeds of $42,500 ($.70 per share) to the Company.

     In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the 1995 Plan). The 1995 Plan provides for the grant of incentive stock options
(ISOs) and nonqualified stock options (NQSOs). The total number of shares of common stock with respect to which options may be granted under the 1995 Plan is 649,955 of which all have been granted.
ISOs and NQSOs may be granted to individuals, who, at the time of grant, are directors, officers, employees or consultants of the Company. Additionally, NQSOs may be granted to directors, agents and consultants of the Company, whether or not the individual is an employee of the Company. The 1995 Plan provides that the administrator must establish an exercise price for ISOs that is no less than the fair market value per share of the common stock at the date of grant. The exercise price of NQSOs shall be determined by the Board of Directors. Options granted under the 1995 Plan may not be exercisable for terms in excess of ten years from the date of grant, with vesting periods varying for option grants.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS NO. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                           1997        1996

Net (loss) - as reported               $(2,191,321) (868,188)
Net (loss) - pro forma                  (2,253,668) (869,925)


Earnings (loss) per share - reported   $   (.29)      (.13)
Earnings (loss) per share - pro forma      (.30)      (.13)

                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(3)  Preferred and Common Stock (Continued)

     The pro forma amounts as noted above may not be representative of the effects on reported income for future years.

     The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0%, risk free interest rate of 6.5%, expected volatility of .11%, and an expected life of 7 years. The weighted average grant date
fair value of options granted in 1997, 1996 and 1995    was $2.96,
$.25, and $ none, respectively.

     Activity related to the 1995 Plan is as follows:

                                             Shares

     Outstanding, May 22, 1995                  --
        Granted ($.70 per share)             75,576
        Exercised                               --
     Outstanding, September 30, 1995         75,576
        Granted ($.70 per share)            574,379
        Exercised ($.70 per share)           (7,557)
     Outstanding, September 30, 1996        642,398
        Granted                                --
        Exercised                              --
     Outstanding, September 30, 1997
      (exercisable 314,392 shares)          642,398

     During fiscal 1996, the Company granted 60,459 options to consultants for services at an exercise price of $.703 per option to purchase common stock. The estimated fair market value of such options on the date of grant range from $.25 to $1.00. Accordingly, during fiscal 1996, the Company recorded $14,500 as expense with a related creit to additional paid-in capital.

     In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan is substantially similar to the 1995 Plan, except that there are 825,000 shares of Common Stock authorized and available for issuance pursuant to options which may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee.

                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(3)  Preferred and Common Stock (Continued)

     Activity related to the 1996 Plan is as follows:

                                            Shares

     Outstanding, September 30, 1996           --
        Granted ($3.60 - $7.50 per share)   412,500
        Exercised                              --
        Cancelled                           (58,000)
     Outstanding September 30,1997
       (Exercisable 3,000 shares)           354,500

     The designations, rights, and preferences of the preferred stock are to be determined by the Board of Directors at the time of issuance.

     See note 2 with respect to the October 1996 stock split effected by the Company.

     See note 1 with respect to the Company's private placement and initial public offering.

(4)  Property and Equipment

     Property and equipment at September 30, 1997 and 1996 consist of the following:

                                        1997          1996

     Furniture and fixtures         $   37,194        5,133
     Building and improvements         146,896          --
     Computer equipment              1,144,254      370,189
                                     1,328,344      375,322
Less accumulated depreciation         (273,148)     (70,856)
                                   $ 1,055,196      304,466

                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(5)  Accrued Expenses

     Accrued expenses at September 30, 1997 and 1996 consist of the following:
                                        1997          1996
     Professional fees             $    28,500       60,749
     Payroll and related costs          68,645       82,116
     Bonuses                           125,000         --
     Other                                 200          400
                                   $   222,345      143,265

     Included in the accrued professional fees at September 30, 1996 is $58,610 due to the Company's attorney who is also a stockholder of the Company. Amounts due to this stockholder at September 30, 1997 are included in accounts payable and total $18,340. The Company recognized $99,480 and $19,339 in expense related to this stockholder in 1997 and 1996, respectively, and $127,031 since inception.

(6)  Commitments

     Leases:

     The Company leases office facilities and equipment under operating leases. Minimum rental commitments are as follows:

      Year ending
     September 30,
         1998                                  $  60,708
         1999                                     56,568
         2000                                     44,154
         Thereafter                                 --
                                               $ 161,430

     Rent expense under operating leases during 1997 and 1996 was $30,945 and $19,342, respectively, and $55,148 since inception.

     Employment agreements:

     The Company entered into employment agreements with three of its employees. The agreements, two of which expire in June 1998 and one in January 2000, provide for an aggregate minimum compensation of $398,750, $133,333 and $33,333 in fiscal years 1998, 1999 and 2000, respectively. Compensation expense recognized under these agreements for the years ended September 30, 1997 and 1996 and for the period from inception to September
30, 1997 was $384,315, $110,000 and $509,315, respectively.


                                  F-15
                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(6)  Commitments (Continued)

The agreements also provide for severance payments upon certain events, as defined.

(7)  Income Taxes

     Income tax benefit for the years ended September 30, 1997 and 1996 and the period from May 22, 1995 (date of inception) to September 30, 1997 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pre-tax loss as a result of the following:

                                    Years ended     Inception to
                                   September 30,    September 30,
                                  1997      1996        1997

     Computed tax benefit
       at 34%                 $(745,049)  (295,l84)  (1,077,297)
     50% of meals and
       entertainment expense      1,610       --          1,610
     Increase in valuation
       allowance for Federal
       deferred tax assets      743,439    295,184    1,075,687
     Income tax expense       $    --        --           --

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are presented below:

     Deferred tax assets:
     Federal and state net oper-
       ating loss carryforward     $ 1,l26,747      331,066
     Book vs. tax basis
       accumulated depreciation         28,717       10,882
     Book vs. tax basis patent
       amortization                     37,491       28,109
     Compensated absences               16,669        1,713
     Bonus and other accruals           49,925       16,429
     Book vs. tax basis software
       amortization                      4,712        2,739
         Total gross deferred
           tax assets                1,264,261      390,938
     Less valuation allowance       (1,264,261)    (390,938)
         Net deferred tax assets   $    --             --


                                F-16
                    International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(7)  Income Taxes (Continued)

     As of September 30, 1997, the Company had a net operating loss carryforward of approximately $2,821,099 for Federal and state income tax reporting purposes available to offset future taxable income through the year 2012. The Company has provided a valuation allowance of $1,264,261 and $390,938 at September 30, 1997 and 1996, respectively, against its deferred tax assets since it is more likely than not that the Company will not realize such assets due to the Company's development stage nature of operations and the pre-tax loss since inception.

(8)  Hub Operator Agreement

     In June of 1997, the Company entered into an agreement with a Nevada casino whereby the Company granted the casino a license to function as the hub operator of the Company's sports wagering system (the "Hub Operator"). The agreement terminates in March of 1999 or sooner as specified in the agreement. Under the agreement, the Hub Operator shall receive a fee based on a per-terminal use basis, as specified in the agreement.

(9)  Line of Credit Agreement

     In September of 1997, the Company entered into an agreement with a bank which provides for a total line of credit of $3,000,000, with interest at Libor plus 1% or the bank's alternate base rate as defined in the agreement. Borrowings under this line of credit are at the convenience of the Company's management and may be repaid at any time prior to the expiration of the facility, with interest payable monthly. This line of credit is secured by the Company's investments, and expires in April of 1998, unless otherwise amended or extended. The amount of such borrowings are required to be secured by the Company's investments, and are limited to specified marginal percentages of certain investment vehicles maintained in a separate, specified investment management account with the lending bank. The line of credit expires in April of 1998, unless otherwise amended or extended.

(10) Subsequent Event

     In October of 1997, an affiliate of the Hub Operator executed a promissory note to the Company for $50,000 loaned to the Hub
Operator by the Company. The note provides for principal in the amount of $5,000 and accrued interest at the rate of 10% per annum to be paid in consecutive monthly installments,


                                   F-17

                   International Sports Wagering Inc.
                       (A Development Stage Company)

                 Notes To Financial Statements (Continued)
                        September 30, 1997 and 1996

(10) Subsequent Event (Continued)

commencing in February of 1998 and continuing thereafter, with all amounts fully due by September of 1998. The note is guaranteed by two principals of the affiliate of the Hub Operator.

                                    F-18

                    International Sports Wagering Inc.
                       (A Development Stage Company)
                            September 30, 1997



Amounts receivable from related parties and underwriters, promoters, and employees other than related parties.

COL.A      COL.B      COL.C   COL.D        COL.E

                             Deductions
          Balance at        (1)     (2) Balances at end of period
          beginning       Amount   Amounts   (1)        (2)
Name of   of period      collected written   Current     Not
Debtor                              off                 Current

Sidney       -0-     100,000 30,770  -0-     34,615     34,615
Diamond

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 13.     Exhibits and Reports on Form 8-K

        (a)  Exhibits.

               (a) The following exhibits are filed herewith:


3.1          Certificate of Incorporation of the Company (1)

3.1(a) Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company (1)

3.2          By-Laws of the Company (1)

10.1 Employment Agreement between the Company and Barry Mindes, dated as of May 22, 1995 (1)

10.1(a) Amendment to Employment Agreement between the Company and Barry Mindes, dated as of September 25, 1997

10.2 Employment Agreement between the Company and Bernard Albanese, dated as of June 1, 1995 (1)

10.3 Employment Agreement between the Company and Sidney Diamond, dated as of February 3, 1997 (2)

10.3(a) Promissory Note dated February 6, 1997 issued by Sidney Diamond and Arlene Diamond to the Company

10.4 Form of Proprietary Information, Inventions and Non-Solicitation Agreement (1)

10.5         Form of Subscription Agreement (1)

10.6 Rights Agreement among the Company and the investors listed on Schedule A therein, dated as of June 2, 1995 (1)

10.7 Stock and Warrant Purchase Agreement among the Company and the investors listed on Schedule A therein, dated as of June 2, 1995 (1)

10.8 Rights Agreement between the Company and Barry Mindes, dated as of June 20, 1996 (1)

10.9 Form of Stockholders Agreement among the Company, Barry Mindes and all stockholders of the Company (other than stockholders who are party to the Rights Agreement referred to in 10.6 above) (1)

10.10 Lease between Eastern American Mortgage Company, Inc. and the Company, dated June 9, 1995(1)

10.11 Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers (1)

10.12        1995 Stock Option Plan (1)

10.13        1996 Stock Option Plan (1)

10.14        Form of Incentive Stock Option Agreement (3)

10.15        Form of Non-Qualified Stock Option Agreement (4)

10.16        Agreement dated as of June 18, 1997 by and between Yarlow Inc.
             and the Company

10.17 Promissory Note Secured by Deed of Trust dated October 20, 1997 issued by T&D, a Nevada general partnership

10.18 Guaranty dated as of October 20, 1997 of the obligations of T&D issued by Thomas W. Yarbrough and Michael C. Sommers

23.1         Consent of KPMG Peat Marwick LLP

24.1         Power of Attorney  (Included on signature page hereto)

27.1         Financial Data Schedule



(1) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Registration Statement on Form SB-2 (Reg. No. 333-15005) which was declared effective by the Securities and Exchange Commission on December 11, 1996.

(2) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

(3) Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-41847).

(4) Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (Reg. No. 333-41847).

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.

PART III

   The information required by Part III is hereby incorporated by reference from the Company's definitive proxy statement involving the election of directors to be filed on or prior to January 28, 1998. If the definitive proxy statement is not filed on or prior to January 28, 1998, the information called for by
Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 1998.

                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL SPORTS WAGERING INC.
                              By:         s/Barry Mindes

                                 Barry Mindes, Chairman of the Board
                                 (Principal Executive Officer)
                                  December 29, 1997

POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Barry Mindes and Bernard Albanese, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  In accordance with the requirements of the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.



                                 Signature
                                   Title
                                   Date







s/Barry Mindes
Barry Mindes
Chairman of the Board and Director
(Principal Executive Officer)
December 29, 1997







s/Bernard Albanese
Bernard Albanese
President and Director
December 29, 1997







s/Jeneene M. Norman
Jeneene M. Norman
Chief Financial Officer (Principal
Financial and Accounting Officer)
December 29, 1997







s/Fredric Kupersmith
Fredric Kupersmith
Director
December 29, 1997







s/Janet Mindes
Janet Mindes
Director
December 29, 1997







s/Harold Rapaport
Harold Rapaport
Director
December 29, 1997