Form 10QSB
period 1997-12-31
INTERNATIONAL SPORTS WAGERING INC
filed 1998-02-17
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                                    OR

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


Issuer's telephone number, including area code: (973) 256-8181


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  X    No


There were 7,752,292 shares of Common Stock outstanding at February 10, 1998.


Transitional Small Business Disclosure Format (check one):
Yes       No  X









                    International Sports Wagering Inc.
                             December 31, 1997
                                Form 10-QSB

                                   Index


                                                            Page


Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at December 31, 1997 (Unaudited)
          and September 30, 1997.                             2

          Statements of Operations for the Three Months
          Ended December 31, 1997 and 1996 and May 22,
          1995 (date of inception) to December 31, 1997
          (Unaudited).                                        3

          Statement of Changes in Stockholders' Equity for
          the Three Months Ended December 31, 1997
          (Unaudited).                                        4

          Statements of Cash Flows for the Three Months
          Ended December 31, 1997 and 1996 and May 22,
          1995 (date of inception) to December 31, 1997
          (Unaudited).                                        5

          Notes to Financial Statements.                     6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of
          Operation.                                         9-12

Part II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K.                   13

Signatures                                                    14



















                    International Sports Wagering Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                  Assets

                                     December 31,   September 30,
                                        1997             1997
                                     (Unaudited)       (Note 1)

Current assets:
  Cash and cash equivalents         $   371,415      $ 1,026,313
  Accounts receivable, less
    allowance for doubtful accounts
    of $23,389 and $0, respectively         --             2,950
  Investments                         4,338,452        4,457,118
  Current portion of notes
    receivable, less reserve for
    uncollectibility of $25,000
    and $0, respectively                 52,885           34,615
  Prepaid expenses and other
    current assets                      316,578          184,315
      Total current assets            5,079,330        5,705,311

Investments                             249,004          618,120
Property and equipment, net           1,031,426        1,055,196
Notes receivable, less current
  portion                                27,884           34,615
Other assets                              6,903            6,358

      Total assets                  $ 6,394,547       $7,419,600

                   Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                  $    59,215        $ 143,197
  Accrued expenses                      255,388          222,345
    Total current liabilities           314,603          365,542

Stockholders' Equity:
  Preferred stock, par value $.001
    per share; 2,000,000 shares
    authorized, none issued or
    outstanding                             --                --
  Common stock, par value $.001 per
    share; 20,000,000 shares
    authorized, issued and out-
    standing 7,752,292 and
    7,749,269 shares, respectively        7,752            7,749
  Additional paid-in capital         10,216,951       10,214,829
  Deficit accumulated during the
    development stage                (4,144,759)      (3,168,520)

      Total stockholders' equity      6,079,944        7,054,058

      Total liabilities and
        stockholders' equity        $ 6,394,547     $  7,419,600

See notes to financial statements

                                        2


                        International Sports Wagering Inc.
                          (A Development Stage Company)
                             Statements of Operations



                                                                May 22, 1995
                                  Three Months Ended        (Date of Inception)
                                     December 31,             to December 31,
                                  1997          1996                1997

Revenues                      $  24,695     $     --            $    28,275

Costs and expenses
 Research and development
  expense                       263,963        179,273            2,047,482
 General and administrative
  expense                       802,493        181,581            2,243,439
                              1,066,456        360,854            4,290,921

   Operating loss            (1,041,761)      (360,854)          (4,262,646)

Other income (expense)
  Interest income                65,522         18,870              416,985
  Interest expense                  --        (299,098)            (299,098)
                                 65,522       (280,228)             117,887

   Net loss                   $(976,239)    $ (641,082)         $(4,144,759)

Net loss per share            $    (.13)    $     (.10)         $      (.62)

Weighted average common
 shares outstanding           7,749,762      6,366,660            6,712,367




















See notes to financial statements
                                       3


                       International Sports Wagering Inc.
                         (A Development Stage Company)
                  Statement of Changes In Stockholders' Equity
                  For the Three Months Ended December 31, 1997


                                                      Deficit
                                                    Accumulated
                                       Additional   During The
                      Common Stock      Paid-In     Development
                    Shares   Amount     Capital        Stage       Total


Balance at
 September 30,1997 7,749,269 $7,749  $10,214,829   $(3,168,520) $7,054,058

Net loss                 --     --         --         (976,239)   (976,239)

Issuance of common
 stock through
 exercise of
 options               3,023      3        2,122           --        2,125

Balance at
 December 31,1997  7,752,292 $7,752  $10,216,951   $(4,144,759) $6,079,944





























See notes to financial statements
                                       4

                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                                             May 22, 1995
                                   Three Months Ended   (Date of Inception)
                                      December 31,        to December 31,
                                    1997         1996           1997

Cash Flows from
 Operating Activities:
  Net loss                      $(976,239)  $ (641,082)     $ (4,144,759)
  Adjustment to reconcile
   net loss to net cash
   (Used in)operating
   activities:
    Depreciation and
     amortization                 101,935       31,296           376,915
    Provision for doubtful
     accounts                      23,389          --             23,389
    Reserve for uncollect-
     ibility                       25,000          --             25,000
    Issuance of options
     to consultants                  --            --             14,500
    Changes in assets
     and liabilities:
      Accounts receivable         (20,439)         --            (23,389)
      Prepaid expenses and
       other current assets      (132,263)    (178,858)         (316,578)
      Other assets                   (741)         --             (8,931)
      Accounts payable            (83,982)     (24,032)           59,215
      Accrued expenses             33,043      240,974           255,388
  Net Cash (Used In)
   Operating Activities        (1,030,297)    (571,702)       (3,739,250)
Cash Flows from Investing
 Activities:
  Proceeds from sales of
   investments                  1,987,625          --         29,087,922
  Purchase of investments      (1,499,843)         --        (33,675,378)
  Purchase of property
   and equipment                  (77,969)      (9,803)       (1,406,313)
  Proceeds from repayments
   of notes receivable             13,461          --             44,231
  Issuance of notes receivable    (50,000)         --           (150,000)
  Net Cash Provided By (Used
   In) Investing Activities       373,274       (9,803)       (6,099,538)
Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of common stock                  2,125    7,401,837        10,210,203

Net (Decrease) Increase in
 Cash and Cash Equivalents       (654,898)   6,820,332           371,415

Cash and Cash Equivalents,
 Beginning of Period            1,026,313      537,546              --

Cash and Cash Equivalents,
 End of Period                 $  371,415   $7,357,878       $   371,415

See notes to financial statements
                                       5



                    International Sports Wagering Inc.
                       Notes To Financial Statements

Note 1 -  Basis of Presentation:

          The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and is presented for comparative purposes. All other financial statements presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the quarter ended December 31,1997 are not necessarily indicative of the results expected for the entire year.

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

Note 2 -  Net Loss Per Share of Common Stock:

          During March 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, effective December 31, 1997, the accompanying net loss per share information has been calculated and presented in accordance with the provisions of SFAS 128 and as further prescribed by the relevant Staff Accounting Bulletins of the Securities and Exchange Commission.

          Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, the Company's computations of dilutive net loss per share does not assume any conversion or exercise of securities as their effect is antidilutive for all periods presented.


                                     6

                    International Sports Wagering Inc.
                       Notes To Financial Statements

          The weighted average shares used in the net loss per share computations for the three month periods ended December 31, 1997 and 1996, and the period from May 22, 1995 (date of inception) to December 31,1997, were 7,749,762, 6,366,660 and 6,712,367, respectively.

          Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of anitdilution were 2,913,875 and 2,395,398 for the three month periods ended December 31, 1997 and 1996, respectively.

          In accordance with the provisions of SFAS 128, net loss per share for the years ended September 30, 1997 and 1996 were also restated. The weighted average shares used in the net loss per share computations for each of the years ended September 30, 1997 and 1996, and the period from May 22, 1995 (date of inception) to September 30, 1997, are included in the table below:
                                                       May 22, 1995
                        Year ended    Year ended   (date of inception)
                      September 30, September 30,    to September 30,
                           1997          1996               1997

          Net loss    $(2,191,321)    (868,188)         (3,168,520)

          Net loss
           per share       $(0.30)       (0.14)              (0.48)

          Weighted
           average
           shares       7,387,831    6,024,269           6,601,647

          Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 2,916,898 and 642,398 for the years ended September 30, 1997 and 1996, respectively.

   Note 3 -  Subsequent Events:

          In June 1997, the Company retained Yarlow, Inc. d/b/a Tom's Sunset Casino ("Yarlow") to operate the Company's SportXctionTM sports wagering system ("the System") until the later of June 1998 or such time as the Company received a Nevada gaming license as an operator of an inter-casino linked system ("OILS license"), permitting it to operate the System. On January 13, 1998, the Company announced that Yarlow had suspended operation of Tom's Sunset Casino, including operation of the SportXctionTM System, as a result of financial difficulties unrelated to the System. The System has not been in use since then.
                                     7
                    International Sports Wagering Inc.
                       Notes To Financial Statements

          The Company applied for an OILS license in July 1997 and the investigation by the Nevada gaming authorities has been proceeding since early fall of 1997. The process of obtaining an OILS license by the Company is expected to be completed during the third quarter of the fiscal year ended September 30, 1998. There can be no assurance that the Company will receive such a license or that it will be issued in the time frame anticipated. Should licensing be delayed or denied, this could have a material adverse affect on the Company and its prospects. Until such time as the Company obtains the OILS license, it is not expected that the System will be operated.

          Revenues of $24,695 were reported for the three months ended December 31, 1997. These revenues represented the Company's fees for use of the System during the quarter, in accordance with agreements between the Company, Yarlow, as hub operator, and the sports wagering establishments at which the System was in operation. The Company is restricted to charging fixed fees for the use of the System until it obtains an OILS license which, among other things, will permit the Company to provide the System to sports wagering establishments in consideration for either a portion of the revenue received by the establishment or on a transaction fee basis. $20,459 of the revenues for the three months ended December 31, 1997, as well as $2,930 of the $3,580 in revenues reported for the year ended September 30,1997, reflecting operation of the System from September 21 through September 30, represented accounts receivable from Yarlow. In view of Yarlow's financial difficulties and the suspension of operation of Tom's Sunset Casino, the Company has established a reserve to cover the full amount of these accounts receivable at December 31,1997.

          As of December 31, 1997, the Company has also reserved an additional $25,000, representing one half of the principal amount of a $50,000 loan made on October 20, 1997 to T & D, a Nevada general partnership that is an affiliate of Yarlow. This loan is guaranteed by Yarlow, and by two principals of T & D.













                                       8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of Operation.

     Live operation of the Company's SportXctionTM sports wagering system (the "System") commenced on September 21, 1997. As of December 31, 1997, the System was in operation at eight inter-linked casinos and gaming establishments in Nevada, with simultaneous wagering conducted through approximately 220 player betting stations installed at those eight establishments. During the quarter ended December 31, 1997, the System was used for wagering on approximately ten sporting events each week, including baseball, football, and basketball games. For the period from September 21 through December 31, 1997, the total amount wagered through the System was approximately $1,274,000.

     In June 1997, the Company retained Yarlow, Inc. d/b/a Tom's Sunset Casino ("Yarlow") to operate the System until the later of June 1998 or such time as the Company received a Nevada gaming license as an operator of an inter-casino linked system ("OILS license"), permitting it to operate the System. On January 13, 1998, the Company announced that Yarlow had suspended operation of Tom's Sunset Casino, including operation of the SportXctionTM System, as a result of financial difficulties unrelated to the System. The System has not been in use since then.

     The Company applied for an OILS license in July 1997 and the investigation by the Nevada gaming authorities has been proceeding since early fall of 1997. The process of obtaining an OILS license by the Company is expected to be completed during the third quarter of the fiscal year ended September 30, 1998. There can be no assurance that the Company will receive such a license or that it will be issued in the time frame anticipated. Should licensing be delayed or denied, this could have a material adverse affect on the Company and its prospects. Until such time as the Company obtains the OILS license, it is not expected that the System will be operated.

      For the three months ended December 31, 1997, the Company had a net loss of $976,239, or $0.13 loss per share on 7,749,762 weighted average common shares outstanding, compared with a net loss of $641,082, or $0.10 loss per share on 6,366,660 weighted average common shares outstanding for the three months ended December 31, 1996. The loss during the three months ended December 31, 1996 included $299,098 representing interest expense and debt discount ascribed to warrants issued as part of a bridge financing prior to the Company's initial public offering. Revenues of $24,695 were reported for the three months ended December 31, 1997, compared with no revenues reported in the comparable prior year period. These revenues represented the Company's fees for use of the System during the quarter, in accordance with agreements between the Company, Yarlow, as hub operator, and the sports wagering establishments at which the System was in operation. The Company is restricted to charging fixed fees for the use of the System until it obtains an OILS license which, among other things, will permit the Company to provide the System to sports wagering establishments in consideration for either a portion of the revenue received by the establishment or on a transaction fee basis. $20,459 of the revenues for the three months ended December 31, 1997, as well as $2,930 of the $3,580
                                       9


in revenues reported for the year ended September 30,1997, reflecting operation of the System from September 21 through September 30, represented accounts receivable from Yarlow. In view of Yarlow's financial difficulties and the suspension of operation of Tom's Sunset Casino, the Company has established a reserve to cover the full amount of these accounts receivable.

     The Company has also reserved an additional $25,000, representing one half of the principal amount of a $50,000 loan made on October 20, 1997 to T & D, a Nevada general partnership that is an affiliate of Yarlow. This loan is guaranteed by Yarlow, and by two principals of T & D.

     In addition to the bad debt expense which totaled $48,389, the increased loss for the three months ended December 31, 1997 when compared with the loss for the three months ended December 31, 1996 resulted primarily from: marketing expenses, which increased by $223,361 from the comparable prior year period to $276,534, primarily reflecting advertising to promote awareness of the SportXctionTM game; expenses of $140,631, associated with the Company's application for an OILS license; salary expense, which increased by $90,772 to $260,863, attributable to increased administrative, marketing, and technical support activities; depreciation expense, which increased by $70,639 to $101,739, reflecting the purchase of additional computer equipment used in the operation of the System; professional fees, which increased by $55,943 to $91,414; insurance expense, which increased by $33,898 to $42,690; consulting fees of $18,915, associated with product development; and rent expense, which increased by $10,023 to $13,206, reflecting the new sales, support, and operations office in Las Vegas, Nevada, which was opened in June 1997.

     The Company incurred approximately $263,963 in research and development costs for the three months ended December 31, 1997, compared with approximately $179,273 for the comparable prior year period. This increase is largely attributable to increased salary expenses, consulting expenses, and patent application and maintenance costs.

     The Company continues to be in the development stage, with limited revenues generated from the System. As of December 31, 1997, the Company had cumulative net losses since inception of $4,144,759. It expects to continue to incur substantial losses and negative cash flow at least through calendar 1998. Contributing to this are the fact that no revenues are currently being generated, pending the resumption of the operation of the System, and the Company's expectation that it will continue to incur substantial research and development expenses for further product enhancement and development activities.

     As of December 31, 1997, the Company had liquid resources totaling $4,709,867. These included cash and cash equivalents in the amount of $371,415 and short-term investments in the amount of $4,338,452. Investments are limited to investment grade marketable securities with maturities of 18 months or less. Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that existing resources will be sufficient to satisfy its contemplated cash requirements for approximately 18 months. Capital expenditures are expected to be limited to purchases of additional computer equipment as needed. These will be funded by existing resources.

     The Company believes that the response from players of the SportXctionTM game while it was in operation was generally favorable, although the number of players participating in wagering on each sporting event did not meet the Company's expectations. The Company believes that this resulted from the fact that the game was entirely new, since wagering during the course of a sporting event had not been tried previously, either in Las Vegas or elsewhere, and because more promotion of the System is required in order to have the wagering public become familiar with the game.

     In order to encourage more potential players to wager through the System, the Company adapted the System to permit limited time periods of free play and practice betting during the course of a sporting event. It also introduced other new features and enhancements to the System to attract additional players and increase wagering. These features included a form of parlay wager resulting in a larger potential payoff, smaller minimum wagers, and new betting proposition features. In January 1998, the Company hired a Director of Marketing to develop and implement a new marketing plan in order to attempt to increase public awareness and participation in the SportXctionTM game.

     The Company is in the process of adapting the System for use in legal wagering and non-wagering applications, including games and contests, over the Internet. The Company also intends to explore alternative applications of its proprietary technology, including adaptation of the System for activities conducted over cable television and other communications media.

     The Company's plan of operation during the next 12 months focuses primarily on (i) obtaining an OILS license in Nevada which will enable the Company to operate the System through the Hub and provide the System to sports wagering establishments in exchange for a portion of the revenue received by the establishment or on the basis of a transaction fee, (ii) attracting additional players of the game, and increasing wagering through the System, (iii) continued sales and marketing to casinos and other sportsbook operators in Nevada, (iv) hiring additional personnel in the areas of sales and marketing, product development, equipment installation, maintenance and training, (v) continued research and further product enhancement and development, including adapting the System for new betting propositions, (vi) securing further intellectual property protection, including additional patent, trademark and copyright protections, and (vii) exploring opportunities in foreign markets and alternative applications of the Company's proprietary technology, including adaption of the System for use in non-wagering activities.

     Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the likelihood that the Company will receive any needed gaming licenses and be able to resume operation of the System, the ability of the Company to attract adequate numbers of players to its SportXctionTM game, the ability of the Company to develop and market other opportunities for its product, and the length of time that the Company's liquid resources will last. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, inability of the Company to obtain required licenses from the Nevada gaming authorities, inability of the company to resume operation of the System or to attract adequate numbers of players to the SportXctionTM game when operation of the System is resumed, and inability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Prospectus dated December 11, 1996 and its Form 10-KSB for the fiscal year ended September 30, 1997. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.

II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 -  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              International Sports Wagering Inc.

Dated:  February 14, 1998  By:  S/ BARRY MINDES
                                Barry Mindes, Chairman of the
                                Board of Directors
                                (Principal Executive Officer)

Dated:  February 14, 1998       S/BERNARD ALBANESE
                                Bernard Albanese, President
                                Treasurer and Director

Dated:  February 14, 1998       S/JENEENE NORMAN
                                Jeneene Norman, Chief
                                Financial and Accounting Officer