Form 10QSB
period 1998-03-31
INTERNATIONAL SPORTS WAGERING INC
filed 1998-05-13
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                    OR

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


There were 7,816,660 shares of Common Stock outstanding at May 4,
1998.


Transitional Small Business Disclosure Format (check one):
Yes       No  X









                    International Sports Wagering Inc.
                              March 31, 1998
                                Form 10-QSB

                                   Index


                                                            Page


Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at March 31, 1998 (Unaudited)
          and September 30, 1997.                             2

          Statements of Operations for the Three and Six
          Months Ended March 31, 1998 and March 31, 1997
          and May 22,1995 (date of inception) to March 31,
          1998 (Unaudited).                                   3

          Statement of Changes in Stockholders' Equity for
          the Six Months Ended March 31, 1998 (Unaudited).    4

          Statements of Cash Flows for the Six Months
          Ended March 31, 1998 and 1997 and May 22,
          1995 (date of inception) to March 31, 1998
          (Unaudited).                                        5

          Notes to Financial Statements.                     6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of
          Operation.                                         9-12

Part II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K.                   13

Signatures                                                    14


















                    International Sports Wagering Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                  Assets

                                      March 31,    September 30,
                                         1998            1997
                                     (Unaudited)       (Note 1)

Current assets:
  Cash and cash equivalents          $  884,623      $ 1,026,313
  Accounts receivable, less
    allowance for doubtful accounts
    of $25,124 and $0, respectively        --              2,950
  Investments                         3,167,552        4,457,118
  Current portion of notes
    receivable, less reserve for
    uncollectibility of $50,000
    and $0, respectively                 25,000           34,615
  Prepaid expenses and other
    current assets                      164,820          184,315
      Total current assets            4,241,995        5,705,311

Investments                             403,688          618,120
Property and equipment, net             992,394        1,055,196
Notes receivable, less current
  portion                                25,000           34,615
Other assets                              6,707            6,358

      Total assets                  $ 5,669,784      $ 7,419,600

                   Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                  $    96,510       $  143,197
  Accrued expenses                       95,650          222,345
      Total current liabilities         192,160          365,542

Stockholders' Equity:
  Preferred stock, par value $.001
    per share; 2,000,000 shares
    authorized, none issued or
    outstanding                             --              --
  Common stock, par value $.001 per
    share; 20,000,000 shares
    authorized, issued and out-
    standing 7,752,292 and
    7,749,269 shares, respectively        7,752            7,749
  Additional paid-in capital         10,216,951       10,214,829
  Deficit accumulated during the
    development stage                (4,747,079)      (3,168,520)

      Total stockholders' equity      5,477,624        7,054,058

      Total liabilities and
        stockholders' equity        $ 5,669,784     $  7,419,600

See notes to financial statements

                                        2


                        International Sports Wagering Inc.
                          (A Development Stage Company)
                             Statements of Operations



                                                                   May 22, 1995
                                                                    (Date of
                        Three Months Ended       Six Months Ended    Inception)
                             March 31,              March 31,      to March 31,
                         1998       1997         1998      1997         1998

 Revenues            $   2,455    $  --       $ 27,150   $   --      $  30,730

 Costs and expenses
  Research and
   development
   expense             255,697    232,832      519,660    412,105    2,303,179
  General and
   administrative
   expense             425,460    221,390    1,227,953    402,971    2,668,899
                       681,157    454,222    1,747,613    815,076    4,972,078


    Operating loss    (678,702)  (454,222)  (1,720,463)  (815,076)  (4,941,348)

 Other income
  (expense)
   Interest income      76,382    103,358      141,904    122,228      493,367
   Interest expense       --         --          --      (299,098)    (299,098)
                        76,382    103,358      141,904   (176,870)     194,269

    Net loss       $  (602,320) $(350,864) $(1,578,559) $(991,946) $(4,747,079)


 Net loss per
   share basic
   and diluted     $      (.08) $    (.05) $      (.20)  $   (.14)   $    (.70)

 Weighted average
  common shares
  outstanding        7,752,292  7,696,769    7,751,013  7,024,406    6,803,833










 See notes to financial statements
                                       3


                       International Sports Wagering Inc.
                         (A Development Stage Company)
                  Statement of Changes In Stockholders' Equity
                    For the Six Months Ended March 31, 1998


                                                      Deficit
                                                    Accumulated
                                       Additional   During The
                      Common Stock      Paid-In     Development
                    Shares   Amount     Capital        Stage       Total


Balance at
 September 30,1997 7,749,269 $7,749  $10,214,829  $(3,168,520)  $7,054,058

Net loss for the
 six months
 ended March 31,
 1998                    --     --         --      (1,578,559)  (1,578,559)

Issuance of common
 stock through
 exercise of
 options               3,023      3        2,122           --        2,125

Balance at
 March 31, 1998    7,752,292 $7,752  $10,216,951  $(4,747,079)  $5,447,624


























See notes to financial statements
                                       4

                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                                           May 22, 1995
                                     Six Months Ended  (Date of Inception)
                                        March 31,          to March 31,
                                    1998         1997           1998
Cash Flows from
 Operating Activities:
  Net loss                     $(1,578,559)  $(991,946)     $(4,747,079)
  Adjustment to reconcile
   net loss to net cash
   (Used in)operating
   activities:
    Depreciation and
     amortization                 205,871       62,693          480,851
    Provision for doubtful
     accounts                      25,124         --             25,124
    Reserve for uncollect-
     ibility                       50,000         --             50,000
    Issuance of options
     to consultants                  --           --             14,500
    Changes in assets
     and liabilities:
      Accounts receivable         (22,174)         --           (25,124)
      Prepaid expenses and
       other current assets        19,495     (215,461)        (164,820)
      Other assets                   (742)     (50,001)          (8,932)
      Accounts payable            (46,687)     (40,660)          96,510
      Accrued expenses           (126,695)     (68,229)          95,650
  Net Cash (Used In)
   Operating Activities        (1,474,367)  (1,303,604)      (4,183,320)
Cash Flows from Investing
 Activities:
  Proceeds from sales of
   investments                  6,207,529         --         33,307,826
  Short-term investments       (4,703,531)  (4,457,548)     (36,879,066)
  Purchase of property
   and equipment                 (142,676)     (20,538)      (1,471,020)
  Proceeds from repayments
   of notes receivable             19,230         --             50,000
  Issuance of notes receivable    (50,000)        --           (150,000)
  Net Cash Provided By (Used
   In) Investing Activities     1,330,552   (4,478,086)      (5,142,260)
Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of common stock                  2,125    8,566,361       10,210,203
  Net Cash Provided by
   Financing Activities             2,125    8,566,361       10,210,203

Net (Decrease) Increase in
 Cash and Cash Equivalents       (141,690)   2,784,671          884,623

Cash and Cash Equivalents,
 Beginning of Period            1,026,313      537,546             --

Cash and Cash Equivalents,
 End of Period                 $  884,623   $3,322,217       $  884,623
See notes to financial statements   5


                       International Sports Wagering Inc.
                         Notes To Financial Statements

Note 1 -  Basis of Presentation:

          The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and is presented for comparative purposes. All other financial statements presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the periods ended March 31,1998 and March 31,1997 are not necessarily indicative of the results expected for the entire year.

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

                       International Sports Wagering Inc.
                         Notes To Financial Statements

Note 2 - Net Loss Per Share of Common Stock (continued):

          The weighted average shares used in the net loss per share computations for the three month periods ended March 31,1998 and 1997 were 7,752,292 and 7,696,769, the six month periods ended March 31, 1998 and 1997 were 7,751,013 and 7,024,406, and the period from May 22, 1995 (date of inception) to March 31, 1998 was 6,803,833.

          Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 2,853,408 and 2,731,891 as of March 31, 1998 and 1997, respectively.

Note 3 - Accounts and Notes Receivable and Subsequent Events:

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

          The Company applied for an OILS license in July 1997 and the investigation by the Nevada gaming authorities proceeded since early fall of 1997. The Company was granted an OILS license on April 23, 1998. The Company intends to commence operations again in mid May 1998. During the hiatus in operations, the Company enhanced the SportXctionTM System with several new features including an improved parlay of sequential bets which had initial testing last winter, and free practice bets.

          Revenues of $2,455, were reported for the three months ending March 31, 1998, compared with no revenues reported for the comparable prior period. The revenues represented the Company's fees for use of the System during the quarter, in accordance with the agreements between the Company, Yarlow, as hub operator, and sports wagering establishments at which the System was in operation before it was shut down due to Yarlow's financial difficulties. The Company was restricted to charging fixed fees for the use of the System until it obtained an OILS license. $1,735 of the revenue for the three months ended March 31, 1998, $20,459 of the revenue for the three months ended December 31, 1997 and $2,930 of the revenue reported for the year ended September 30, 1997, reflecting operation of the System from

                       International Sports Wagering Inc.
                         Notes To Financial Statements

Note 3 - Accounts and Notes Receivable and Subsequent Events (continued):

          September 21 through September 30, represented accounts receivable from Yarlow. In view of Yarlow's financial difficulties and the suspension of operations of Tom's Sunset Casino, the Company has established a reserve to cover the full amount of these accounts receivable.

          During the three months ended March 31, 1998, the Company reserved an additional $25,000, in this quarter representing the full amount of a $50,000 loan made on October 20, 1997 to T & D, a Nevada general partnership that is an affiliate of Yarlow. Although this loan is guaranteed by Yarlow, and two principals of T & D there is no assurance that the Company will be successful in its collection efforts.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of Operation.

     Live operation of the Company's SportXctionTM sports wagering system the ("System") commenced on September 21, 1997. As of January 11, 1998, the System was in operation at eight inter-linked casinos and gaming establishments in Nevada, with simultaneous wagering conducted through approximately 220 player-betting stations installed at those eight establishments. During the quarter ended March 31, 1998, the System was used for approximately 11 days, for wagering on football and basketball games. For the period from September 21, 1997 through January 11, 1998 the total amount wagered through the System was approximately $1,364,000.

     In June of 1997, the Company retained Yarlow, Inc. d/b/a Tom's Sunset Casino ("Yarlow") to operate the System until the later of June 1998 or such time as the Company received a Nevada gaming license as an operator of an inter-casino linked system ("OILS license"), permitting it to operate the System. On January 13, 1998, the Company announced that Yarlow had suspended operation of Tom's Sunset Casino, including operation of the SportXctionTM System, as a result of financial difficulties unrelated to the System. The System has not been in use since then.

     The Company applied for an OILS license in July 1997 and the investigation by the Nevada gaming authorities proceeded since early fall of 1997. The Company was granted an OILS license on April 23, 1998. The Company recommenced operations again on May 11, 1998. During the hiatus in operations, the Company enhanced the SportXctionTM System with several new features including an improved parlay of sequential bets which had initial testing last winter, and free practice bets.

      For the three months ended March 31, 1998, the Company had a net loss of $602,320, or $0.08 loss per share on the 7,752,292 weighted average common shares outstanding, compared with a net loss of $350,864, or $0.05 loss per share on 7,696,769, weighted average common shares outstanding for the three months ended March 31, 1997. Revenues of $2,455 were reported for the three months ending March 31, 1998, compared with no revenues reported for the comparable prior year. The revenues represented the Company's fees for use of the System during the quarter, (approximately eleven days), in accordance with the agreements between the Company, Yarlow, as hub operator, and sports wagering establishments at which the System was in operation before it was shut down due to Yarlow's financial difficulties. The Company was restricted to charging fixed fees for the use of the System until it obtained an OILS license. $1,735 of the revenue for the three months ended March 31, 1998, $20,459 of the revenue for the three months ended December 31, 1997 as well as $2,930 of the revenue reported for the year ended September 30, 1997 (reflecting operation of the System from September 21 through September 30) represented accounts receivable from Yarlow. In view of Yarlow's financial difficulties and the suspension of operations of Tom's Sunset Casino, the Company has established a reserve to cover the full amount of these accounts receivable.

     In addition to the bad debt expense of $1,735, an additional reserve of $25,000 was provided for in this quarter for a loan made October 20, 1997 to T & D, a Nevada general partnership that is an affiliate of Yarlow. The increased loss for the three months ended March 31, 1998 resulted primarily from: depreciation expense, which increased $72,539 from the prior year period to $103,739, reflecting the purchase of additional computer equipment used in the operation of the System; salary expense, which increased $19,696 to $258,218, attributable to increased administrative, marketing, and technical support activities; professional fees, which increased by $36,254 to $83,136; rent expense, which increased by $10,023 to $13,206, due to opening an office in Las Vegas; marketing expenses, which increased by $5,103 to $29,489, primarily reflecting advertising early in the quarter to promote awareness of the SportXctionTM game; and a decline in interest income which decreased by $26,976 to $76,382, due to reduced investments.

     The Company incurred $255,697 in research and development costs for the three months ended March 31, 1998, compared with approximately $232,832 for the comparable prior year period. This increase is largely attributable to increased salary expenses.

     The Company continues to be in the development stage, with limited revenues generated from the System. As of March 31, 1998, the Company had cumulative net losses since inception of $4,747,079. It expects to continue to incur substantial losses and negative cash flow at least through calendar year 1998. Contributing to this are the fact that no revenues are currently being generated pending the resumption of the operation of the System which is anticipated to be mid May, and the Company's expectation that it will continue to incur substantial research and development expenses for further product enhancement and development activities.

     As of March 31, 1998, the Company had liquid resources totaling $4,052,175. These include cash and cash equivalents in the amount of $884,623, and short-term investments in the amount of $3,167,552. Investments are limited to investment grade marketable securities with maturities of 18 months or less. Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that existing resources will be sufficient to satisfy its contemplated cash requirements for approximately 18 months. Capital expenditures are expected to be limited to purchase of additional computer equipment as needed. Existing resources will fund these requirements.

     The Company believes that the response from players of the SportXctionTM game while it was in operation was generally favorable, although the number of players participating in wagering on each sporting event did not meet the Company's expectations. The Company believes that this resulted from the fact that the game was entirely new; since wagering during the course of a sporting event had not been tried previously, either in Las Vegas or elsewhere, and because more promotion of the System is required in order to have the wagering public become familiar with the game.

     In order to encourage more potential players to wager through the System, the Company adapted the System to permit limited time periods of free play and promotional credits for new players during the course of a sporting event. It also introduced other new features and enhancements to the System to attract additional players and increase wagering. These features included a form of parlay wager resulting in a larger potential payoff, smaller minimum wagers, and new betting proposition features. In January 1998, the Company hired a Director of Marketing to develop and implement a new marketing plan in order to attempt to increase public awareness and participation in the SportXctionTM game.

     The Company is in the process of adapting the System for use in legal wagering and non-wagering applications, including games and contests, over the Internet. The Company also intends to explore alternative applications of its proprietary technology, including adaptation of the System for activities conducted over cable television and other communications media.

     The Company's plan of operation during the next 12 months focuses primarily upon (i) re-commencement of operation of the System and providing the System to sports wagering establishments in exchange for a portion of the revenue received by the establishment, (ii) attracting additional players of the game, and increasing wagering through the System,
(iii) continued sales and marketing to casinos and other sportsbook operators in Nevada, (iv) hiring additional personnel in the area of sales and marketing, product development, equipment installation, maintenance and training, (v) continued research and further product enhancement and development, including adapting the System for new betting propositions,
(vi) securing further intellectual property protection, including additional patents, trademarks and copyright protections, and (vii) exploring opportunities in foreign markets and alternative applications of the Company's proprietary technology, including adoption of the System for use in non-wagering activities.

     Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the ability of the Company to retain any needed gaming licenses, being able to continue operation of the System, the ability of the Company to attract adequate numbers of players to its SportXctionTM game, the ability of the Company to develop and market other opportunities for its product, and the length of time that the Company's liquid resources will last. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, inability of the Company to attract adequate numbers of players to the SportXctionTM game, and inability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange

Commission, including those risks and uncertainties discussed in its Prospectus dated December 11, 1996 and its Form 10-KSB for the fiscal year ended September 30, 1997. The forward-looking statements contained herein represent the Company's judgement as of the date of this report, and the Company cautions readers not to place undue reliance on such matters.

II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 -  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              International Sports Wagering Inc.

Dated:  May 12, 1998       By:  S/ BARRY MINDES
                                Barry Mindes, Chairman of the
                                Board of Directors
                                (Principal Executive Officer)

Dated:  May 12, 1998            S/BERNARD ALBANESE
                                Bernard Albanese, President
                                Treasurer and Director
                                (Principal Financial Officer)