Form 10QSB
period 1998-06-30
INTERNATIONAL SPORTS WAGERING INC
filed 1998-08-13
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                    OR

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


There were 7,816,660 shares of Common Stock outstanding at August
5, 1998.


Transitional Small Business Disclosure Format (check one):
Yes       No  X









                    International Sports Wagering Inc.
                               June 30, 1998
                                Form 10-QSB

                                   Index


                                                            Page


Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at June 30, 1998 (Unaudited)
          and September 30, 1997.                             2

          Statements of Operations for the Three and Nine
          Months Ended June 30, 1998 and June 30, 1997
          and May 22,1995 (date of inception) to June 30,
          1998 (Unaudited).                                   3

          Statement of Changes in Stockholders' Equity for
          the Nine Months Ended June 30, 1998 (Unaudited).    4

          Statements of Cash Flows for the Nine Months
          Ended June 30, 1998 and 1997 and May 22,
          1995 (date of inception) to June 30, 1998
          (Unaudited).                                        5

          Notes to Financial Statements.                     6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of
          Operation.                                         9-12

Part II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K.                   13

Signatures                                                    14


















                    International Sports Wagering Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                  Assets

                                       June 30,     September 30,
                                         1998            1997
                                     (Unaudited)       (Note 1)

Current assets:
  Cash and cash equivalents          $  450,598     $  1,026,313
  Accounts receivable, less
    allowance for doubtful accounts
    of $25,124 and $0, respectively       2,623            2,950
  Investments                         3,223,971        4,457,118
  Current portion of notes
    receivable, less reserve for
    uncollectibility of $50,000
    and $0, respectively                 25,000           34,615
  Prepaid expenses and other
    current assets                       98,023          184,315
      Total current assets            3,800,215        5,705,311

Investments                             250,992          618,120
Property and equipment, net             897,580        1,055,196
Notes receivable, less current
  portion                                15,385           34,615
Other assets                              6,707            6,358

      Total assets                  $ 4,970,879      $ 7,419,600

                   Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                  $   141,446       $  143,197
  Accrued expenses                      112,457          222,345
  Customer deposits                       8,461            --
      Total current liabilities         262,364          365,542

Stockholders' Equity:
  Preferred stock, par value $.001
    per share; 2,000,000 shares
    authorized, none issued or
    outstanding                             --             --
  Common stock, par value $.001 per
    share; 20,000,000 shares
    authorized, issued and out-
    standing 7,816,660 and
    7,749,269 shares, respectively        7,817            7,749
  Additional paid-in capital         10,262,138       10,214,829
  Deficit accumulated during the
    development stage                (5,561,440)      (3,168,520)

      Total stockholders' equity      4,708,515        7,054,058

      Total liabilities and
        stockholders' equity        $ 4,970,879     $  7,419,600

See notes to financial statements
                                        2


                        International Sports Wagering Inc.
                          (A Development Stage Company)
                             Statements of Operations


                                                                   May 22, 1995
                                                                    (Date of
                        Three Months Ended      Nine Months Ended   Inception)
                             June 30,                June 30,       to June 30,
                         1998       1997         1998      1997         1998

 Revenues          $   2,193  $     --   $    29,343  $       --   $    32,923


 Costs and expenses
  Research and
   development
   expense           221,158    199,688      740,818      611,793    2,524,337
  General and
   administrative
   expense           650,063    265,525    1,878,016      668,496    3,318,962

                     871,221    465,213    2,618,834    1,280,289    5,843,299


    Operating loss  (869,028)  (465,213)  (2,589,491)  (1,280,289)  (5,810,376)

 Other income
  (expense)
   Interest income    54,667     91,509      196,571      213,737      548,034
   Interest expense      --        --            --      (299,098)    (299,098)

                      54,667     91,509      196,571      (85,361)     248,936


    Net loss       $(814,361) $(373,704) $(2,392,920) $(1,365,650) $(5,561,440)


 Net loss per
   share basic
   and diluted     $    (.10)      (.05) $      (.31) $      (.19)  $     (.81)


 Weighted average
  common shares
  outstanding      7,802,881  7,749,269    7,707,622    7,266,027    6,883,791



 See notes to financial statements
                                       3



                     International Sports Wagering Inc.
                         (A Development Stage Company)
                  Statement of Changes In Stockholders' Equity
                    For the Nine Months Ended June 30, 1998


                                                      Deficit
                                                    Accumulated
                                       Additional   During The
                      Common Stock      Paid-In     Development
                    Shares   Amount     Capital        Stage       Total


Balance at
 September 30,1997 7,749,269 $7,749  $10,214,829  $(3,168,520)  $7,054,058

Net loss for the
 nine months
 ended June 30,
 1998                                              (2,392,920)  (2,392,920)

Issuance of common
 stock through
 exercise of
 options              67,391     68       47,309         --         47,377

Balance at
 June 30, 1998     7,816,660 $7,817  $10,262,138  $(5,561,440)  $4,708,515






















See notes to financial statements
                                       4
                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                                           May 22, 1995
                                    Nine Months Ended  (Date of Inception)
                                        June 30,             to June 30,
                                    1998         1997           1998
Cash Flows from
 Operating Activities:
  Net loss                    $(2,392,920)  $(1,365,650)    $(5,561,440)
  Adjustment to reconcile
   net loss to net cash
   (Used in)operating
   activities:
    Depreciation and
     amortization                 313,871        99,589         588,851
    Provision for doubtful
     accounts                      25,124           --           25,124
    Reserve for uncollect-
     ibility                       50,000           --           50,000
    Issuance of options
     to consultants                   --            --           14,500
    Changes in assets
     and liabilities:
      Accounts receivable         (24,797)          --          (27,747)
      Prepaid expenses and
       other current assets        86,292      (224,006)        (98,023)
      Other assets                   (742)      (46,604)         (8,932)
      Accounts payable             (1,751)      (30,882)        141,446
      Accrued expenses           (109,888)      (82,530)        112,457
      Customer deposits             8,461           --            8,461
  Net Cash (Used In)
   Operating Activities        (2,046,350)   (1,650,083)     (4,755,303)
Cash Flows from Investing
 Activities:
  Proceeds from sales of
   investments                  8,744,900           --       35,845,197
  Short-term investments       (7,144,625)   (5,076,643)    (39,320,160)
  Purchase of property
   and equipment                 (155,862)     (202,196)     (1,484,206)
  Proceeds from repayments
   of notes receivable             28,845           --           59,615
  Issuance of notes receivable    (50,000)          --         (150,000)
  Net Cash Provided By (Used
   In) Investing Activities     1,423,258    (5,278,839)     (5,049,554)
Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of common stock                 47,377     8,575,871      10,255,455
  Net Cash Provided by
   Financing Activities            47,377           --       10,255,455

Net (Decrease) Increase in
 Cash and Cash Equivalents       (575,715)    1,646,949         450,598

Cash and Cash Equivalents,
 Beginning of Period            1,026,313       537,546             --

Cash and Cash Equivalents,
 End of Period                $   450,598    $ 2,184,495     $  450,598

See notes to financial statements   5

                       International Sports Wagering Inc.
                         Notes To Financial Statements



Note 1 -  Basis of Presentation:

          The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and is presented for comparative purposes. All other financial statements presented are unaudited. In the opinion of Management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position for all periods presented have been made. The results of operations for the periods ended June 30,1998 and June 30,1997 are not necessarily indicative of the results expected for the entire year.

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

Note 2 -  Net Loss Per Share of Common Stock:

          During June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, effective December 31, 1997, the accompanying net loss per share information has been calculated and presented in accordance with the provisions of SFAS 128 and as further prescribed by the relevant Staff Accounting Bulletins of the Securities and Exchange Commission.

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



                                       6

                       International Sports Wagering Inc.
                         Notes To Financial Statements

Note 2 - Net Loss Per Share of Common Stock (continued):

          The weighted average shares used in the net loss per share computations for the three month periods ended June 30,1998 and 1997 were 7,802,881 and 7,749,269; for the nine month periods ended June 30, 1998 and 1997 were 7,707,622 and 7,266,027; and
          for the period from May 22, 1995 (date of inception) to June 30, 1998 was 6,883,791.

          Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 2,773,695 and 2,731,891 as of June 30, 1998 and 1997, respectively.

Note 3 - Accounts and Notes Receivable and Subsequent Events:

          In June 1997, the Company retained Yarlow, Inc. d/b/a Tom's Sunset Casino ("Yarlow") to operate the Company's SportXctionTM sports wagering system (the "System") until the later of June 1998 or such time as the Company received a Nevada gaming license as an operator of an inter-casino linked system ("OILS license"), permitting it to operate the System. The Company applied for an OILS license in July 1997. On January 13, 1998, the Company announced that Yarlow had suspended operation of Tom's Sunset Casino, including operation of the SportXctionTM System, as a result of financial difficulties unrelated to the System. On April 23, 1998, the Nevada gaming authorities granted an OILS license to the Company.

          Live operation of the System commenced on September 21, 1997 and by January, 1998, when operation of the System was temporarily suspended, as described above, the System was in operation at eight inter-linked casinos and gaming establishments in Nevada, with simultaneous wagering conducted through approximately 220 player-betting stations installed at those eight establishments.

          The Company re-commenced operations on May 11, 1998 on a limited basis in two wagering establishments. By June 30, 1998, operations had commenced at an additional two locations. Wagers were accepted on both professional basketball and baseball. During the hiatus in operations, between late January and late May, 1998, the Company enhanced the SportXctionTM System with several new features including an improved parley of sequential bets which had initial testing last winter, and free practice bets.

          The Company was restricted to charging fixed fees for the use of the System until it obtained an OILS license. $1,735 of the revenue for the three months March 31, 1998, $20,459 of the



                                       7



                       International Sports Wagering Inc.
                         Notes To Financial Statements



Note 3 - Accounts and Notes Receivable and Subsequent Events (continued):

    revenue for the three months ended December 31, 1997, and $2,930 of the revenue for the three months ended September 30, 1997, represented accounts receivable from Yarlow. In view of Yarlow's financial situation, the Company has established a reserve to cover the full amount of these accounts receivable. In addition, the Company has reserved the full amount of a $50,000 loan made on October 20, 1997 to T&D, a Nevada general partnership, that is an affiliate of Yarlow. Although this loan is guaranteed by Yarlow and two principals of T&D there is no assurance that the Company will be successful in its collection efforts.





                                       8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of Operation.

     In June of 1997, the Company retained Yarlow, Inc. d/b/a Tom's Sunset Casino ("Yarlow") to operate the Company's SportXctionTM sports wagering system (the "System") until the later of June 1998 or such time as the Company received a Nevada gaming license as an operator of an inter-casino linked system ("OILS license"), permitting it to operate the System. The Company applied for an OILS license in July 1997. On January 13, 1998, the Company announced that Yarlow had suspended operation of Tom's Sunset Casino, including operation of the SportXctionTM System, as a result of financial difficulties unrelated to the System. On April 23, 1998, the Nevada gaming authorities granted an OILS license to the Company.

    Live operation of the System commenced on September 21, 1997 and by January, 1998, when operation of the System was temporarily suspended, as described above, the System was in operation at eight inter-linked casinos and gaming establishments in Nevada, with simultaneous wagering conducted through approximately 220 player-betting stations installed at those eight establishments.

     The Company re-commenced operations on May 11, 1998 on a limited basis in two wagering establishments. By June 30, 1998, operations had commenced at an additional two locations. Wagers were accepted on both professional basketball and baseball. During the hiatus in operations, between late January and late May, 1998, the Company enhanced the SportXctionTM System with several new features including an improved parley of sequential bets which had initial testing last winter, and free practice bets.

     For the three months ended June 30, 1998 the Company had a net loss of $814,361, or $0.10 loss per share on the 7,802,881 weighted average common shares outstanding, compared with a net loss of $373,704, or $0.05 loss per share on 7,749,269, weighted average common shares outstanding for the three months ended of June 30, 1997. Revenues of $2,193 were reported for the three months ended June 30, 1998, compared with no revenues reported for the comparable quarter of the prior year. Prior to being granted an OILS license, the Company was restricted to charging fixed fees for the use of the System. Subsequent to the granting of the OILS license, the Company's revenues represent the net win (i.e. total amount wagered less total amount paid out) of the System during the quarter. The System was operated for approximately one half of the quarter ended June 30, 1998.

     The net win is affected by the success (or lack thereof) of the players in making sports wagering bets. The System seeks to induce balanced betting action. It operates most efficiently when there are a substantial number of wagers being placed through the System simultaneously. When the number of wagers through the System is modest, as it has been most of the time the System has been in operation, it is more difficult to attempt to create balanced pools. This tends to result in lower net wins.

     The increased loss for the three months ended June 30, 1998 resulted primarily from: depreciation expense, which increased $71,300, from the prior year period to $108,196, reflecting the purchase of additional

                                       9

computer equipment used in the operation of the System; salary expense, which increased $204,907 to $436,840, attributable to increased administrative, marketing, technical support activities and a severance payment to a former officer; rent expense which increased by $9,723 to $13,956, due to opening an office in Las Vegas; marketing expenses, which increased by $96,588 to $106,288, primarily reflecting advertising early in the quarter to promote awareness of the SportXctionTM game; an increase in casino fees, which represent the casino's share of the handle which increased to $1,210 from $0; and a decline in interest income which decreased by $48,857 to $54,667, due to reduced investments.

     Shortly after the Company was granted the OILS license, the Company assumed responsibility for the players' account balances (money deposited by players in accounts prior to commencing play on the System) of approximately $7,000, and for cash reconciliation payment balances owed to the casinos of approximately $5,000. These balances were the responsibility of Yarlow, in accordance with the agreements between the Company, Yarlow, as hub operator, and the sports wagering establishments at which the System was in operation before it was shut down due to Yarlow's financial difficulties. The balances were secured by a Certificate of Deposit ("CD") in the amount of $50,000. The Company has petitioned Nevada Gaming Control Board to reimburse the Company out of the proceeds of that CD for the assumption of those fiscal responsibilities. There can be no assurance that the Nevada Gaming Control Board will agree to such a reimbursement, or that if there is a reimbursement, that it will be for the entire amount requested.

     The Company incurred $221,158 in research and development costs for the three months ended June 30, 1998, compared with approximately $199,688 for the comparable prior year period. This increase is largely attributable to increased salary expenses.

     The Company continues to be in the development stage, with limited revenues generated from the System. As of June 30, 1998, the Company had cumulative net losses since inception of $5,561,440. It expects to continue to incur substantial losses and negative cash flow at least through fiscal year ended September 30, 1999. Contributing to this are the fact that revenues currently being generated since the resumption of the operation of the System in mid May have been modest, and the Company's expectation that it will continue to incur substantial research and development expenses for further product enhancement and development activities.

     As of June 30, 1998, the Company had liquid resources totaling $3,674,569. These include cash and cash equivalents in the amount of $450,598, and short-term investments in the amount of $3,223,971. Investments are limited to investment grade marketable securities with maturities of 18 months or less. Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that existing resources will be sufficient to satisfy its contemplated cash requirements for approximately 18 months. Capital expenditures are expected to be limited to purchase of additional computer equipment as needed. Existing resources will fund these requirements.

     The Company believes that the response from players of the SportXctionTM game has been favorable, although the number of
                                       10
players participating in wagering on each sporting event does not meet the Company's expectations. The Company believes that this results from the fact that the game, when introduced, was entirely new; wagering during the course of a sporting event had not been tried previously, either in Las Vegas or elsewhere. In addition, since the System was not in operation for a period of approximately four months and was only recently reintroduced during the baseball season when the interest in sports wagering is traditionally less then during football and basketball seasons, the Company was required to recreate potential player awareness.

     In order to encourage more potential players to wager through the System, the Company adapted the System to permit limited time periods of free play and practice betting during the course of a sporting event. It also introduced other new features and enhancements to the System to attract additional players and increase wagering. These features included a form of parlay wager resulting in a larger potential payoff, smaller minimum wagers, and new betting proposition features. Other new features intended to attract additional players and increase wagering are currently under development, including a one-sided, long shot proposition which offers to the players larger payoffs for relatively small wager amounts.

     The Company is also in the process of adapting the System for use over the Internet, or over private Intranets which utilize Internet technologies. These adaptations will permit the use of the System by a player at home (rather than in a casino), utilizing a PC and a modem for
(i) wagering within the State of Nevada, (ii) wagering in those foreign countries where it is legal to do so, and (iii) non-wagering applications, including games and contests over the Internet. The Company also intends to explore alternative applications of its proprietary technology, including adaptation of the System for activities conducted over cable television and other communications media.

     The Company's plan of operation during the next twelve months focuses primarily upon (i) attracting additional players of the game and increasing wagering through the System, (ii) continued sales and marketing to casinos and other sportsbook operators in Nevada,(iii) hiring additional personnel in the area of business development, sales and marketing, and product development,(iv) continued research and further product enhancement and development,(v) securing further intellectual property protection, including additional patents, trademarks and copyright protections, and
(vi) exploring opportunities in foreign markets and (vii) exploring alternative applications of the Company's proprietary technology, including adoption of the System for use in non-wagering activities.

     Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the ability of the Company to retain any gaming licenses, required in order for the Company to be able to continue to operate the System, the ability of the Company to attract adequate numbers of players to its SportXctionTM game, the ability of the Company to develop and market other opportunities for its product, and the length of time that the Company's liquid resources will last. Investors are cautioned that forward-looking statements are

                                       11
inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, ability of the Company to attract adequate numbers of players to the SportXctionTM game and ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Prospectus dated December 11, 1996 and its Form 10-KSB for the fiscal year ended September 30, 1997. The forward-looking statements contained herein represent the Company's judgement as of the date of this report, and the Company cautions readers not to place undue reliance on such matters.





                                       12





II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 -  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.








                                    13



                                SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              International Sports Wagering Inc.

Dated: August 13, 1998     By:  S/ BARRY MINDES
                                Barry Mindes, Chairman of the
                                Board of Directors
                                (Principal Executive Officer)

Dated: August 13, 1998          S/BERNARD ALBANESE
                                Bernard Albanese, President
                                Treasurer and Director
                                (Principal Financial Officer)










                                    14