Form 10KSB
period 1998-09-30
INTERNATIONAL SPORTS WAGERING INC
filed 1998-12-29
CIK 1025995

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                               FORM 10-KSB

(Mark One)

      x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended September 30, 1998

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to __________

                           Commission file number 0-21831

                        INTERNATIONAL SPORTS WAGERING INC.

                   (Name of small business issuer in its charter)

          Delaware                                 22-3375134
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

 201 Lower Notch Road, Suite 2B,  New Jersey         07424
(Address of principal executive offices)           (Zip Code)

               Issuer s telephone number:  (973) 256-8181

   Securities registered pursuant to Section 12(b) of the Exchange Act:
                                  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Common Stock,  $.001 par value
                            Redeemable Warrants
                             (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer s revenues for its most recent fiscal year (ended September 30, 1998) were $36,418

     The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of December 18, 1998 was approximately $7,919,995.

     The number of shares of outstanding Common Stock, $.001 par value, as of December 18,1998 was 7,819,660.

     The issuer hereby incorporates by reference into Part III of this report, its definitive proxy statement to be filed on or prior to January 28, 1999.
If the definitive proxy statement is not filed on or prior to January 28, 1999, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 1999.

Transitional Small Business Disclosure Format (check one):
     YES       NO x

                             Introductory Note

   International Sports Wagering Inc. is a development stage company that has designed and developed an interactive, proprietary, PC-based computer system that enables users to wager during the course of a sporting event.

   Certain statements in this Report on Form 10-KSB ( Report ) under the captions "Item 1. Description of Business, " "Item 6. Management's Discussion and Analysis" and elsewhere, constitute forward-looking statements within the meaning of the Private Securities Litigation
Reform Act of 1995, including, without limitation, statements regarding potential market size, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players for its SportXction(TM) sports wagering game and cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements.
Such factors include, among others, the following: single product;
limited contracts; uncertain market acceptance; development stage company; expectation of losses; small wagering pools; capital requirements; need for additional financing; governmental regulation; competition and rapid technological change; uncertainties regarding intellectual property; management for growth; dependence on key personnel; limited marketing experience; need for additional personnel; limited market size; seasonality of sporting events; possible exclusive relationships between casinos and third parties; possible objections by leagues and broadcasters; control by management; possible volatility of market price of common stock and warrants; NASDAQ delisting; low stock price; and other factors referred to in this Report. See "Item 1. Description of Business-Important Factors Regarding Forward- Looking Statements and Other Risks." When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                   PART I


Item 1.   Description of Business.

History

      International Sports Wagering Inc., a Delaware corporation (the "Company"), is a development stage company. The Company commenced operations in May 1995 and is the successor by merger to Systems Enterprises, Inc., which was organized in December 1992. The Company's SportXction(TM) sports wagering system (the "System") was conceived by the Company's founder, Mr. Barry Mindes, who together with Mr. Bernard Albanese, developed a simulation of the System for use in determining whether casinos had interest in the System. Additionally, patent applications covering the System were prepared and filed with the U.S. Patent and Trademark Office ("PTO") and corresponding foreign patent applications were also filed. Prior to its initial public offering, commencing in May 1995, the Company raised approximately $1,700,000 in equity capital and, subsequently, net proceeds of approximately $550,000 through a bridge financing. After the initial equity capital was raised, personnel, consisting primarily of software engineers and programmers, were recruited and hired and the Company engaged in research and development and testing of the System. These activities included writing software, developing required mathematical algorithms, performing statistical modeling, selecting and configuring the hardware needed for the System and determining the initial betting propositions to be offered. The Company tested the System in a non-wagering environment and then conducted its own live trial in a wagering environment using play money. Thereafter, in mid 1996, the Company sought approval for use of the System from the Nevada Gaming Authorities (as hereinafter defined). On December 11, 1996, the Company consummated its initial public offering (the "IPO") pursuant to which it sold
1,725,000 Units (including over-allotments) for gross proceeds of $10,350,000. Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share (the "Common Stock"), and one
Redeemable Warrant (collectively, the "Warrants") to purchase one share of Common Stock at an exercise price of $7.20 per share. The Common
Stock and Warrants now trade separately on the NASDAQ Small Cap Market and no longer trade as a Unit.

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

   The System's proprietary software permits fixed price betting during the course of a sporting event by attempting to continuously balance the betting pool on each betting proposition to within a pre-set level. In general, a balanced pool is achieved when the money bet on one side of a betting proposition is sufficient to pay off the winners on the other side of that proposition, should the other side win. Wagers may be placed simultaneously at computer terminals located at multiple inter-linked casinos and other sports wagering facilities. The System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, adding winnings and subtracting losses. The Company recently announced that it had developed a version of its System for use by players betting from home using a PC and a modem. The home version of the System is currently being tested by the Nevada Gaming Authorities and may not be introduced until it is approved by them.
(See "Recent Developments" and "Governmental Regulation").

   On October 24, 1996, the Company completed a pre-trial of the System (with play money) and, on November 25, 1996, the Company completed a live trial (with real money) at the Excalibur Hotel & Casino in Las
Vegas, Nevada. Completion of the trial was one of the conditions for obtaining approval by the Nevada State Gaming Control Board (the "Nevada Board") for the use of the System. On January 6, 1997, the System was approved by the Nevada Board for use in individual casinos. After additional modifications to the System, the Company submitted the System to the Nevada Board for approval for use in wide area operations. On August 21, 1997, the Nevada Gaming Commission (the "Nevada Commission") approved the System for use in wide area operations. (The Nevada Board and Nevada Commission are collectively referred to herein as the "Nevada Gaming Authorities.") Wide area operations permit wagering during the course of sporting events through PBSs located at multiple inter-linked casinos and gaming establishments, simultaneously, with betting pools on each betting proposition consolidated at a central hub (the "Hub"). In June 1997, the Company made arrangements to have Yarlow, Inc.
("Yarlow"), an operator of sports pools in Nevada, act as the Hub Operator, at least until such time as the Company received a license from the Nevada Gaming Authorities to operate the Hub. The Hub links, via telecommunications lines, the Company's PBSs located in individual casinos or other gaming establishments. On August 21, 1997, the Nevada Commission granted to Yarlow a gaming license as an operator of an inter-casino linked system ("OILS License"). An OILS License is a form of gaming license that permits the license holder to receive a share of revenue for linking games or devices electronically among various licensed casinos. Yarlow was required to obtain an OILS License in order to be permitted to operate the System at the Hub. Live operation of the System commenced on September 21, 1997. On January 13, 1998, the Company announced that Yarlow had suspended operation of Tom's Sunset Casino, including operation of the SportXction(TM) System, as a result of financial difficulties unrelated to the System. When operation of the System was temporarily suspended in January, the System was in operation at eight inter-linked casinos and gaming establishments in Nevada, with simultaneous wagering conducted through approximately 220 PBSs installed at those eight establishments. (See "Management's Discussion and Analysis").

   During the fiscal year ended September 30, 1997, the Company also commenced the application process needed to obtain an OILS License which, among other things, permits the Company to operate the Hub and enables the Company to provide the System to sports wagering establishments in consideration for either a portion of the revenue received by the establishment or on a transaction fee basis. As a consequence of the suspension of operation of the System due to Yarlow's financial problems, the Company asked the Nevada Gaming Authorities to expedite the processing of its OILS License application. On April 23, 1998, the Nevada Commission granted the Company an OILS License and registered it as a publicly-traded corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited the Company, as a publicly-traded corporation, from holding a Nevada OILS License. The Company's OILS License is limited to expire at midnight on the date of the November 1999 meeting of the Nevada Commission (unless renewed) and has a number of conditions, all of which were agreed to by the Company, relating to the Company's operations and the System's method of operation and accounting. (See "Governmental Regulation").

   The Company re-commenced operations on May 11, 1998, on a limited basis in two wagering establishments with the Company performing the duties of Hub Operator. By September 30, 1998, the System was in operation in a total of four locations with approximately 135 PBSs.
Since the System has been in operation, wagers have been accepted on professional basketball, baseball, and college and professional football games. During the hiatus in operations, between late January 1998 and
late May 1998, the Company enhanced the SportXction(TM)   System with
several new features, including an improved parlay of sequential bets and free practice bets. By September 30, 1998, the Company had further enhanced the SportXction(TM) System with several new features including a one-sided, long shot betting proposition which offers to the bettors larger payoffs for relatively small wager amounts. Despite these new features and enhancements, the number of players wagering through the System in casinos and the revenue generated by PBSs located in casinos has been disappointing. Although the Company intends to continue to market the System to other casinos within Nevada, no assurance can be given that sufficient player use can be generated to make it profitable. (See "Marketing and Sales Strategy").

Recent Developments

   On September 23, 1998, the Company announced that it had developed a version of its SportXction(TM) sports wagering system that could be used for betting from home utilizing a PC and modem by bettors who have established and funded accounts at gaming establishments. This modified version of the System is designed for use for legal sports wagering by a bettor from home within the State of Nevada. This System was designed to run on a third-party secure Intranet that assures that players are placing their wagers from within Nevada. On October 26, 1998, Alliance Gaming Corp. ("Alliance") announced that it had developed the Remote
Access Verification Environment (RAVE)(TM)(1.) technology which provides the geographic call origination verification of its PC users and is designed to comply with recently adopted Nevada legislation regarding on-line gaming. In October 1998, the Company's revised version of its System in combination with the RAVE(TM) technology was submitted for approval to the Nevada Board. They are currently being tested and may not be introduced for service until such approval is obtained. (See
"Governmental Regulation"). The Company believes that this System, when fully implemented, will be the first system which will allow account wagering by bettors from home PCS in Nevada. No assurance can be given, however, that the System will be approved by the Nevada Board or, if approved, will generate sufficient player interest to become profitable. (See "Governmental Regulation").

   On November 2, 1998, the Nevada Commission adopted amendments to several of its regulations, including Regulation 22 "Race Books and Sports Pools." This revised regulation disallows the acceptance of wagers by race and sports books made by means of telephone or other communications' systems, unless they "... can demonstrate to the chairman's satisfaction that the wagering communications originate from within the State of Nevada." This new regulation is effective on March 1, 1999. It may have the effect of preventing race and sports books, which currently accept telephone wagers, from taking such wagers after March 1, 1999 unless they are able to fulfill the requirements of Regulation 22. (See"Governmental Regulation").

   On December 14, 1998, the Company and Alliance signed an agreement pursuant to which the Company received an exclusive license to use the RAVE(TM) technology in connection with legal on-line or telephone betting

1.  RAVE(TM) is a trademark of Alliance Gaming Corp.

on races or sports events in conjunction with licensed race and sports books in the State of Nevada. The Company is currently expanding the capabilities of the System to allow other types of wagers, in addition to the play-by-play SportXction(TM) wagers, including traditional pre-game side and totals wagering, parlays, teasers, futures, and other exotic wagers. Future enhancements could include the ability to allow pari-mutuel wagers on races. The Company believes that these expanded capabilities, in conjunction with the RAVE(TM) technology, will provide an acceptable method for taking telephone wagers. The Company intends to market this modified System for use for legal sports wagering from home in the State of Nevada. The agreement to license the RAVE(TM) technology is conditioned upon approval by the Nevada Gaming Authorities and remains in effect for a period of seven years after final approval by the Nevada Gaming Authorities is obtained. No assurance can be given that the license will be approved or that the RAVE(TM) technology or the modified version of the System will be approved by the Nevada Gaming Authorities.

   On December 23, 1998, the Company announced that it was launching sports contests on the Internet. It expects to have approximately 20 contests through the end of the current professional football season. The contests are open to anyone over 18 years of age and are void where prohibited by law. Single game and grand prize winners will be awarded cash prizes. The Company intends to derive revenue from advertising, merchandising, data-mining and other sources in conjunction with its contests on the Internet.

Industry Overview

   In Nevada, sports wagering currently takes place at large modern casinos and at dedicated sports wagering facilities ("sports books"). Some casinos manage their own sports book and some contract with sports book operators to operate a sports book in the casino. Casinos currently conducting sports wagering typically have a room in which large projection screens and television monitors display various sporting events while manual or electronic displays show the wagering odds. Wagers are placed and cashed at clerk-operated betting terminals located in the room. Although the majority of wagers on sports are paid for in cash, a significant amount of wagering is made against pre-funded accounts. If a pre-funded account has been established in a sports book, patrons may make wagers against that account via the telephone. Recently adopted regulations in Nevada require that effective March 1, 1999, in order for race and sports books in Nevada to be permitted to accept wagers by telephone against pre-funded accounts, the race or sports book must be able to verify that the telephone call originated within the State of Nevada. (See "Recent Developments" and "Governmental Regulation").

   Wagers placed at sports books are principally placed on the outcome of a game or event. Wagers also may be accepted on segments of a game, such as points scored in a half; however, the wager is accepted only before the segment begins. Since most sporting events take several hours to complete, bettors can place bets and cash winning bets to use on subsequent wagers, only a few times each day, thereby limiting the number of wagers bettors may be inclined to make each day. As a result, sports wagering facilities are frequently under-utilized for wagering, as opposed to being locations for merely viewing multiple sporting events.

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

   The sports book's profit depends upon the reliability of the odds and its adjustment of the odds when necessary. On occasion, the house's initial handicap or odds will not result in a balanced book because the players do not agree with the house's assessment of the outcome of the event. The house will attempt to attract bets on one side of the proposition by changing or moving the line up or down to induce betting patterns in order to balance the book. If this is not possible, the house may also refuse to accept wagers on one of the contestants or limit the maximum amount of money that will be accepted on a line to attempt to avoid the risk of taking an unacceptable number of bets on one side of a betting proposition. When the limit is reached, the line is moved. Currently, sports wagering establishments do not change odds or handicaps frequently in order to balance pools. The odds or handicaps are changed usually only after the book gets substantially out of balance, if at all. Sports books currently are rarely perfectly balanced. To the extent that the book is not balanced, the sports book takes risk on the outcome of the game or event.

Marketing and Sales Strategy

   Sports wagering is currently legal only in the State of Nevada, and in several foreign countries, including England, Austria, Australia, Mexico, South Africa and Canada. Sports wagering in Nevada's gaming establishments increased from approximately $294 million in 1980 to $2.4 billion in 1997. In 1997, there were approximately 135 licensed gaming establishments in Nevada that offered sports wagering.

   Licensed gaming establishments in Nevada include casinos of varying sizes, which offer a variety of gaming activities in addition to sports wagering, as well as gaming establishments which offer primarily wagering on sports and horse races. In some instances, the sports wagering activities of casinos or other gaming establishments are operated by licensed sports book operators, some of whom may also own sports wagering establishments. Most casinos and sports book operators are potential customers for the System, although sports book operators may also be competitors. (See "Competition").

   The Company has marketed, and continues to market, the System to gaming establishments in Nevada with its own personnel. The System is currently operating in four casinos and gaming establishments in Las Vegas, Nevada that are inter-linked with the Hub via telecommunications lines, with approximately 135 PBSs. Under its current arrangements with gaming establishments at which the System is operating, each gaming establishment receives as fees, a fixed percentage of the wagers placed at PBSs located at that gaming establishment. The Company currently operates the Hub and it receives as compensation for providing, servicing, maintaining and operating the System all revenues generated by the System, less the fees paid to the participating gaming establishments. As the operator of the System the Company has assumed all pool imbalance risks associated with being the house.

   The Company has pursued an aggressive marketing and advertising campaign in order to introduce the System to the gaming public in Nevada. It has retained the services of a market research firm specializing in gaming, with the goal of increasing public awareness of the SportXction(TM) sports wagering system and game and increasing the number of players of the game. The Company has developed and will continue to develop new features and enhancements to the System to attract additional players and increase wagering through the System.

   The Company has developed a version of its SportXction(TM) sports wagering system that is capable of being used for betting from home against pre-funded accounts, utilizing a PC and modem. This modified version of the System was designed to run on a third-party secure Intranet that assures that the wagers are being placed from within Nevada. The System is currently being tested by the Nevada Board, and may not be introduced for service until such approval is obtained. The Company intends to market this System for use for legal sports wagering from home in the State of Nevada. (See "Recent Developments").

   The Company intends to emphasize marketing the modified the version of its SportXction(TM) sports wagering system in combination with the RAVE(TM) technology for use by players from home PCS, assuming that it receives approval of the Nevada Gaming Authorities. The Company believes that the convenience of betting from home will increase participation when compared to the participation from the casino environment. In addition, the Company believes that gaming regulation changes adopted on November
2, 1998 by the Nevada Commission (see "Governmental Regulation"), coupled with the license agreement signed with Alliance providing exclusive rights to the RAVE(TM) technology in the State of Nevada, will put the Company in strong position to aggressively pursue telephone wagering from home. This marketplace includes not only the SportXction(TM) game from home, but traditional pre-game sports wagering and pari-mutuel race wagering.

   In addition to emphasizing wagering from home, in December 1998, the Company began to conduct sports contests over the Internet. The Company intends to eventually derive revenue from advertising, merchandising, data-mining, user fees and corporate sponsorships in conjunction with its contests.

   The Company is also marketing the System in foreign countries in which sports wagering is legal and may explore alternative applications of its proprietary technology, including adaptation of the System for use in non-wagering activities such as interactive games in bars, and games and activities conducted over the Internet, cable television and other communications media.

The SportXction(TM)  Sports Wagering System

Overview of the System

   The SportXction(TM) sports wagering system permits continuous fixed price betting during the course of a sporting event by continuously attempting to balance the betting pool on each betting proposition to within a pre-set level. It allows bettors to view a live sporting event, wager throughout that event as it is underway and cash winning bets. The period during which wagers may be placed is thereby extended.

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

Operation of the System

   The System operator begins by setting up a number of pools or wagering propositions (for example, the winner of a game or the team leading at the end of a particular period of play, over or under scoring on the game or period, and wagers on specific events or games situations). Prior to commencement of the sporting event, the System operator sets the odds or handicap (point spread) on certain betting propositions, with greater odds given to the less capable contestant. Once the sporting event begins, the System sets the initial odds on other betting propositions. The System changes the odds automatically as bets are made in order to induce a betting pattern which would lead to a balanced pool. The bettor may therefore make multiple wagers on the same betting proposition as the odds change. As wagering continues, one side of a betting proposition may become underfunded, that is, players have bet less money on one side of a particular betting proposition (the underfunded side) than players have bet on the opposite side of such betting proposition (the overfunded side). If this occurs, and if the overfunded side of the betting proposition wins, the house would have to pay out more money to the winning bettors on the overfunded side than the house would have received from the bettors on the underfunded side. To limit the house's exposure, the System is designed to automatically adjust the odds to induce bettors to wager on the underfunded side of the betting proposition, thereby attempting to balance the pool to within a pre-set level. Since the System is designed for a fixed payout, the changing odds are reflected in the amount that the bettor must bet to receive the fixed amount (including return of his wager). For example, the odds of Team A winning a game may be set initially so that, in order to receive a $20 payout (including the return of his wager), the bettor must bet $12. If, during the game, Team A is ahead by 10 points, the System would automatically change the odds so that in order to receive $20, the bettor might, at that point in the game, be required to bet $16. If a pool can no longer be kept to within a pre-set level of balance, it may be closed and another pool opened with a handicap or odds designed to lead to balance. This would happen dynamically during the entire event. There could be many different betting propositions available during the course of a sporting event; however, prior to establishing a new betting proposition, the house must believe that there will be sufficient player interest so that a balanced pool could be maintained.

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

        The System works on a "bet against deposited funds" basis. When a bettor desires to begin wagering at a sports book, he deposits a sum of money (above a minimum set by the sports book) with a cashier at the gaming establishment and receives an account number and a personal identification ("PIN") number. The bettor places wagers using his funds on deposit. The System automatically adds the bettor's winnings and subtracts losses from his account. When the player wishes to commence play, he signs on to a Player Betting Station using his account number and PIN number. The PBS will show credits equal to his deposit. As wagers are placed, the credit balance in the PBS is reduced by the amounts wagered. When the bettor wins, the monitor on the PBS shows that the bettor has won and his credit balance in the PBS is automatically increased by his winnings.

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

   The System is a continuous action pool-balancing system. As such, it reacts by changing the odds on open or undecided betting propositions to reflect current bettor sentiment as expressed by their bets. This can result in rapid changes in odds, particularly if game conditions change abruptly as in the case of a sudden score, injury, or player ejection. Odds can even change while the bettor is in the process of entering a wager into the System. As betting is continuous, bets may be entered while game conditions are changing. At times, bets will be delayed until a play is completed and the results of the play are entered by those controlling the System to prevent past posting. Consequently, all bet entries are treated as "requests" to make a bet at the odds which were displayed when the bet entry process started. If the amount that must be wagered to win a fixed payout has changed after the request is made and before the bet is accepted, the player will be shown the new amount, asked to reconfirm his bet request and be given a short period of time to respond. If the bet is not reconfirmed within this time period, the bet is automatically cancelled. It is even possible that the amount may change again before the bettor's decision on the new price is made, in which event the process will be repeated. The player will either reconfirm his request at the new price, if he finds it acceptable, or the bet will automatically be cancelled. If the player finds an acceptable price, and the System accepts the bet, the price on the bet stays fixed regardless of future changes in odds on that bet, the game or betting patterns.

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

   Since May 11, 1998, when the Company restarted operation of the System, and has been operating the System at the Hub, the Company has assumed all pool imbalance risks associated with being the house.

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

   The major elements of the System include the Transaction Processor, Pool Processor, plus numerous input and control computer terminals, including the Player Betting Station, Game Controller Terminal, Game Supervisor Terminal, Manager Terminal, Administrative Terminal, and Cashier Terminal, all of which are controlled by proprietary software. There are also a variety of printers for printing receipts and reports. The System processes secure messages exchanged between the various elements in real time and employs sophisticated mathematical algorithms in their functioning. These are used with event statistics and statistical modeling. The television display is independent of the System, being merely a standard television signal which is picked up by the gaming establishment and shown for the convenience of the bettor. The System can operate without a television signal. A player could, for example, view any television or display while betting, or even bet without viewing the game, such as before the game begins. The System uses redundant hardware and re-start and recovery software to maximize System up-time upon component failure.

   All terminals are connected to the central processing unit via a client/server network. The Hub server is a computer that maintains all pools, calculates odds, opens and closes all wagering on all pools, controls all input and output devices (such as betting terminals, printers and management terminals) produces all management and regulatory reports and is the repository of all current and historical data on the wagering system. The proprietary software permits continuous, rapid recalculation of odds, based upon changing betting patterns and an evaluation of bets that have been placed.

   The Player Betting Station, or PBS, employs a personal computer with a touch screen, through which bettors are able to enter bets into the System. Utilizing a windowing system, the PBS shows a television picture of a live sporting event in the upper left quadrant of the monitor. Shown in the lower left quadrant of the monitor is status information appropriate to the sporting event being displayed, such as the score, inning or which team has ball possession, and a player's financial summary. On the right half of the display all of the betting propositions which are available are shown vertically. Wagers are entered by touching sequentially the payout size button on the terminal screen (initially to select a given payout amount, and subsequently if the bettor changes the payout amount desired), the appropriate bet button and the bet confirmation button. Also on the screen are a series of housekeeping buttons for use in signing on, signing off, and tuning to the desired sporting event. An alternative display screen shows a list of the bettor's won, lost and open bets, his deposits, and his available betting balance. Shown on another selectable screen are the current value of bets previously placed. This screen may be used to immediately cash-out previously placed bets while the event on which the ager has been placed is still in process.

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

   The Company filed two U.S. patent applications for its proprietary wagering methods and its related computer processing system. Both patent applications have been issued as U.S. patents. Corresponding applications have been or will be filed in certain foreign countries.

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

   The Company has applied for Federal trademark registration with the PTO and for State of Nevada servicemark registration for the name SportXction(TM). State of Nevada servicemark registration was issued, however, Federal trademark registration has not yet been issued. In
August 1998 the Company received a "Notice of Allowance under Section 10b3(b)(2) from the PTO" which requires that the Company file prior to January 28, 1999 a Statement of Use. There can be no assurance that the Company will obtain registered Federal trademark protection for the name SportXction(TM). If the Company fails to obtain such protection, the Company may be required to select a new name for the System and incur additional marketing and other expenses to promote its name. (See
"Recent Developments").

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

   Under Federal law, a licensed race book or sports pool in Nevada may not accept bets received by use of wire communications facilities, including telephones and computers, unless such bets originated in a jurisdiction wherein such betting or wagering is legal. Under 1997 Nevada legislation, persons are prohibited from accepting or placing wagers through any "medium of communication." The term "medium of communication" is broadly defined and includes, without limitation, mail, telephone, television, telegraph, facsimile, cable, wire, the Internet or any other similar medium." The network through which the System operates qualifies as a "medium of communication." However, this statute specifically exempts wagers accepted or received by persons or establishments licensed to engage in wagering under Nevada law, provided such wagers are accepted or received within Nevada and otherwise comply with all other applicable gaming laws and regulations. This statute does not, therefore, prevent the System from being operated in its present form.

   Additionally, race book and sports pool wagers may be accepted only in person or by way of a transmission initiated within the State of Nevada. NGC Regulation 22.140(1). A recent amendment to this regulation permits such transmissions to be made not only by telephone, but also by other forms of wagering communication systems, including those based on wire, cable, radio, microwave, lights, optics, or computer data networks, but excluding the Internet. Approval to accept wagers by such communications systems must be received from the Nevada Board Chairman. Beginning on March 1, 1999, and thereafter, race books and sports pools will be required to obtain written permission from the Nevada Board Chairman, on an annual basis, to continue using its communications technology. In addition, effective March 1, 1999, a race book or sports pool will only be allowed to accept wagering communications, other than in person, if it can demonstrate to the satisfaction of the Nevada Board Chairman that its wagering communications originate from within the State of Nevada.

   On July 1, 1995, the State of Nevada amended Chapter 464 of the Nevada Revised Statutes to allow persons licensed to accept, pursuant to regulations to be adopted by the Nevada Commission, wagers from other jurisdictions in which pari-mutuel wagering is legal. However, no new regulations have been promulgated and the regulations of the Nevada Commission currently prohibit any licensed race books and sports pools in the State of Nevada from accepting any wagers from interstate locations. In order for persons licensed to accept off-track pari-mutuel wagers to be able to take advantage of the business opportunity provided by the new law, and for the Company to benefit therefrom, the Nevada Commission must further amend its regulatory restrictions. There can be no assurances that the Nevada Commission will amend or remove such regulatory restrictions or that any such amendment would not be burdensome to the Company.

   As of the present time, the SportXction(TM) sports wagering game is not deemed by the Nevada Gaming Authorities to be either a sports pool or a pari-mutuel wagering pool. If the SportXction(TM) game was deemed to be a sports pool or pari-mutuel wagering pool, in order for the Company to receive a portion of the revenue obtained therefrom or to receive compensation on a transaction fee basis from either a sports pool or a pari-mutuel wagering pool, it might need to obtain appropriate licensing from the Nevada Gaming Authorities. It is unclear whether the Nevada Gaming Authorities will in the future consider the SportXction(TM) game or System utilized in casinos or the modified System to be used in connection with wagering from home, to be a sports pool or pari-mutuel wagering pool and if so whether the Company would be required to obtain any additional licensing, or the conditions that might be imposed by the Nevada Gaming Authorities in connection with any such licensing. There can be no assurances that the Company will be able to receive the necessary licensing.

   The Company's SportXction(TM) sports wagering system qualifies as "associated equipment" as that term is defined in the Nevada Act. Associated equipment is generally defined in the Nevada Act as any equipment or mechanical, electromechanical or electronic contrivance, component or machine used remotely or directly in connection with gaming, any game, race book or sports pool that would not otherwise be classified as a gaming device. A "gaming device" is generally defined as any equipment or mechanical electromechanical or electronic contrivance, component or machine used remotely or directly in connection with gaming, any game, race book or sports pool which affects the result of wagering by determining win or loss. All associated equipment that is manufactured, sold or distributed for use or play in Nevada must first be administratively approved by the Chairman of the Nevada Board. The administrative approval process for associated equipment includes an evaluation by the Nevada Board's audit division (the "Audit Division") and, in some cases, by the Board's electronic services laboratory, followed by a field trial.

   Manufacturers and distributors of associated equipment are not subject to the mandatory licensing requirements of the Nevada Act imposed upon manufacturers and distributors of gaming devices, but may be required by the Nevada Commission, upon the recommendation of the Nevada Board, to file an application for a finding of suitability to be a manufacturer and distributor of associated equipment. It is unknown whether the Nevada Board and Nevada Commission will require the Company to file an application for a finding of suitability in addition to any present or future licenses that the Company may hold.

   In order for the Company to be compensated for use of the System on the basis of a percentage of the revenue received by a licensed gaming establishment or on a transaction fee basis, the Company was required to obtain an OILS License and to be registered by the Nevada Commission as a publicly-traded corporation (a "Registered Corporation"). In addition, because the Company qualifies as a Registered Corporation as a result of the consummation of its initial public offering, it was required to receive an exemption from provisions of the Nevada Act that render a Registered Corporation ineligible to hold a gaming license. On April 23, 1998, the Nevada Commission granted the Company an OILS License and registered it as a Registered Corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited the Company, as a Registered Corporation, from holding a Nevada OILS License. The Company's OILS License is limited to expire (unless renewed) at midnight on the date of the November 1999 meeting of the Nevada Commission and has a number of conditions, all of which were agreed to by the Company, relating to the Company's operations and to the System's method of operation and accounting. There can be no assurances that the Company will have its licensing, registration or exemption renewed in November 1999. The Nevada Gaming Authorities may deny an application for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.
As a Registered Corporation and a gaming licensee ("Gaming Licensee") the following regulatory requirements will apply to the Company:

   As a Registered Corporation and Gaming Licensee, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions are required to be reported to or approved by the Nevada Commission.

   The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation and Gaming Licensee in order to determine whether such individual is suitable or should be licensed as a business associate of a Gaming Licensee. Officers, directors and certain key employees of the Company would be required to file applications with the Nevada Gaming Authorities and may also be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities in respect of the operation of the System may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability of licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. All of the Company's officers and directors, except for its outside directors, have been licensed. Such licenses are limited for the same period as the Company's OILS License. There can be no assurance that such licenses will be renewed by the Nevada Gaming Authorities.

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

   The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be ground for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. It is unknown whether the Commission will impose such a requirement on the Company.

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

   In August 1996, the United States Congress passed legislation which creates the National Gaming Commission. The National Gaming Commission generally has the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing Federal, state and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. It is not possible to predict the future impact of these proposals on the Company and its operations. Any such proposals could have a material adverse affect on the Company's business.

   Legislation is currently pending in the United States Congress to prohibit certain forms of betting or wagering or engaging in the business of gambling over the Internet. A bill which was recently passed by the Senate, S. 474, would also prohibit betting or wagering or engaging in the business of gambling over "interactive computer services." The System arguably fits within the definition of an "interactive computer service." If enacted, S. 474 may prohibit the operation of the System in all or certain forms.

   A companion bill now before the U.S. House of Representatives, H.R. 2380, would also expand the existing federal prohibition against betting or wagering through interstate and foreign wire communication facilities to outlaw betting or wagering through a broad spectrum of interstate and foreign communication facilities. Also included in H.R. 2380 are provisions placing specific duties on interactive computer service providers to "discontinue or refuse, the leasing, furnishing or maintaining" of communication facilities used in transmitting or receiving gambling information, but the bill does not define the meaning of "interactive computer service provider." Additionally, H.R. 2380 contains language limiting its application to the use of communication facilities in interstate or foreign commerce and expressly exempts wagers between jurisdictions in which such wagering is not illegal. The System currently operate only within the State of Nevada.

   It does not appear that H.R. 2380 will be passed by the U.S. House of Representatives before the end of the current session. There can be no assurance, however, that either S. 474 or H.R. 2380, or both, will not be reintroduced in the next Congress or that one or the other bill will not become law in its present or any other form.

   Under 1997 Nevada legislation, persons are prohibited from accepting or placing wagers through any "medium of communication." The term "medium of communication" is broadly defined and includes, without limitation, mail, telephone, television, telegraph, facsimile, cable, wire, the Internet or any other similar medium." The network through which the System operates qualifies as a "medium of communication." However, this statute specifically exempts wagers accepted or received by persons or establishments licensed to engage in wagering under Nevada law, provided such wagers are accepted or received within Nevada and otherwise comply with all other applicable gaming laws and regulations. This statute does not, therefore, prevent the System from being operated in its present form or from homes pursuant to the revised Regulation 22. (See "Recent Developments").

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

   The Company believes that sports wagering facilities in casinos are currently operated either by the casino itself or pursuant to contractual relationships with licensed sports book operators. Such entities which operate sports books in casinos may have exclusive relationships with casinos which could limit the ability of casinos to contract directly with the Company. As a result, the Company might be required to pay substantial sums to such third parties for the privilege of supplying the System to any such casino, which could have a material and adverse effect on the Company's financial condition and results of operations. (See "Possible Exclusive Relationships Between Casinos and Third Parties").

   American Wagering, Inc., through its subsidiary Leroy's Horse and Sports Place ("Leroy's"), is a licensed bookmaker with approximately 46 sports books, the largest number of sports book locations in the State of Nevada. Leroy's sports books are operated primarily in casinos in major metropolitan areas in Nevada and in its own facilities. Leroy's offers casinos a turnkey sports betting operation that allows casinos to offer sports wagering to its patrons without bearing the risk and overhead associated with conducting the operation themselves. In October 1996, American Wagering, Inc. acquired the subsidiary of Autotote Corporation which sold sports wagering equipment and terminals to casinos and sports book operators in Nevada. The Company believes that the subsidiary involved sold such equipment, which was largely record keeping equipment, to virtually all of the approximately 135 casinos and sports book operators in Nevada. American Wagering, Inc. also operates a new pari-mutuel sports wagering game, called MegaSports, which accepts pari-mutuel wagers on the outcomes of sports contests, events that occur within or during those contests and the outcomes of a group of sports contests. The Company believes that these sports wagering products only accept wagers prior to commencement of events and, since they are in pari-mutuel format, they will not include fixed price bets as is customary in sports wagering.

   In addition, the Company may compete with suppliers of other forms of gaming equipment and services most of whom are substantially larger with greater technological, financial and other resources than the Company. Among the companies currently producing gaming equipment are International Game Technology; GTECH Corporation, the largest supplier of equipment and systems to state sponsored lotteries; AmTote International, Inc., a supplier of equipment, systems and devices for pari-mutuel wagering on horses, dogs and in jai alai; Video Lottery Technologies, Inc., which operates video lottery systems and, through its subsidiary, United Wagering System, Inc., operates in the pari-mutuel wagering business; WMS Industries Inc., which designs, manufactures and sells coin-operated pinball and video games, home video games, casino gaming devices and video lottery terminals; Alliance Gaming Corp. which designs, manufactures and distributes electronic slot machines, video gaming machines, video lottery terminals and computer gaming management systems; and several smaller companies.

Personnel

   The Company has thirteen full-time employees, consisting of the Chairman of the Board, President, General Manager-Nevada Operations, Vice President-Software Development, two software engineers and programmers, an accountant, an audit clerk, two gaming operations personnel and three technicians. The Company considers its relations with its employees to be good.

   The Company also utilizes individuals periodically to train gaming establishment personnel and players or prospective players in the use of the System. The Company also has used, and may from time to time in the future use, outside consultants on specific assignments or projects.

   The Company may seek to hire marketing and sales personnel to develop other markets and to market the System to casinos and sports book operators as well as additional programmers, technicians and administrative personnel.

Research and Development

   During the fiscal years ended September 30, 1997 and September 30, 1998, the Company spent approximately $992,000 and $996,000, respectively, on research and development activities. These expenses included primarily, programmers' salaries and benefits, consultants' fees, patent fees, the depreciation expense associated with computer equipment used in the development of the System, and the costs of two trials of the System in Nevada required for approval of its use in individual gaming establishments and for wide area operation. The Company intends to continue to expend significant sums on such activities.

Important Factors Regarding Forward Looking Statements and other Risks

   Certain statements in this Report under the captions "Item 1. Description of Business," "Item 6. "Management's Discussion and
Analysis" and elsewhere, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding potential market size, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players of its SportXction(TM) sports wagering game and cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   Single Product; Limited Contracts; Uncertain Market Acceptance. The Company s success will depend primarily on the success of a single product, the System. The Company's System was approved by the Nevada Commission for use in individual casinos on January 6, 1997 and for use in wide area operation on August 21, 1997. The System began live operation on September 21, 1997 in nine Nevada casinos. Simultaneous wagering is conducted through PBSs located at the inter-linked casinos, with betting pools consolidated at the Hub. The System commenced operation for both football and baseball games and added basketball when that season began. The Company has pursued an aggressive marketing and advertising campaign to introduce the SportXction(TM) sports wagering system to the gaming public in Nevada and to increase the number of players of the game. It retained the services of a market research firm, with the goal of increasing public awareness of this new game and increasing the number of players of the game. The Company has added several new features and enhancements to the System to attract players and increase wagering. Thus far, the total number of players has been limited and the total amount wagered through the System has been modest. In addition, the System is currently only in operation in four casinos and gaming establishments. The Company has developed a version of the System that may be used for betting from home utilizing a PC and modem over a secure Intranet within Nevada that it licensed from another party. This revised version of the System is currently being tested by the Nevada Board, and may not be introduced for service until such approval is obtained. The Company believes that having this System available, when fully implemented, for betting from home will provide a more convenient environment for players to try the SportXction(TM) game. There is no assurance that there will be market acceptance of betting from home using PCS in the State of Nevada. This has never been attempted previously in Nevada, although betting from home using PCS on the Internet has gained a fair degree of popularity. To achieve commercial success, the System must be accepted both by casino and sports book operators and by gaming patrons. The Company believes that acceptance by casino and sports book operators will ultimately depend upon acceptance by patrons as a new and/or alternative form of sports wagering. There can be no assurance that the System will be accepted by its intended market. If the System does not achieve sufficient market acceptance, the Company s business, financial condition and results of operations would be materially and adversely affected.

   Development Stage Company; Expectation of Losses. The Company is in the development stage and has generated limited revenues from the System. As of September 30, 1998, the Company had cumulative net losses since inception of approximately $6.1 million and the Company expects to continue to incur substantial losses and negative cash flow at least through calendar 1999. There can be no assurance that the Company will become profitable or that cash flow will become positive at any time in the future. The likelihood of the Company s success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company s stage of development, many of which may be beyond the Company s control. These include, but are not limited to, unanticipated problems relating to further product enhancement and development; software design, development and enhancement; acceptance of the System by the wagering public and casinos; testing; gaming regulations and taxes; System assembly; the competitive and regulatory environment in which the Company plans to operate; marketing problems; and additional costs and expenses that may exceed current estimates.

   Small Wagering Pools. The System was designed to operate most effectively when there are large numbers of players and a substantial number of wagers being placed through the System simultaneously. When the number of players wagering through the System is modest, as has been the case during the period of time that the System has been in operation, and there are relatively small amounts wagered on each available betting proposition, it is more difficult to attempt to create balanced pools. Also under such circumstances, odds may change rapidly causing participants to be required to reconfirm bets at changing odds before a wager is accepted. These circumstances could cause player dissatisfaction to this form of sports wagering resulting in gaming establishments not wishing to have the System operated in their sports books, which could have a material adverse effect on the business of the Company and its prospects. To avoid such rapidly changing odds, the System could be run with larger pre-set limits for the amount of imbalance the System will tolerate before changing the odds. See "Operation of the System." Increasing the size of these pre-set limits increases the Company's financial exposure to the players' ability to wager on the winning side of the betting propositions offered. This could reduce the revenues generated by the System and could have a material adverse effect on the business of the Company and its prospects. Since May 11, 1998, the Company has been the operator of the System and thereby acts as the house. The Company, therefore, has assumed all pool imbalance risks associated with being the house.

   Limited Number of Casinos. The System is currently operating in only four gaming establishments. Each gaming establishment receives a fixed percentage of the handle generated through the System from its establishment. Because only a modest amount of money is currently being wagered through the System, one or several casinos may be unwilling or unable to continue to operate the System in their casino. Under such circumstances the Company would be forced to cease operations in those casinos, thereby reducing the availability of the System to potential patrons. No assurance can be given that the Company could make arrangements with additional gaming establishments to install the System in a timely manner, or at all.

   Capital Requirements; Need for Additional Financing. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements through the next 18 months based upon the Company s current business plan. See "Management Discussion and Analysis." The Company s capital requirements may vary materially from those now planned due to a number of factors, including the rate at which the Company can introduce the System, the market acceptance and competitive position of the System, the response of competitors to the System and the ability of the Company and its management to satisfy applicable licensing requirements. The Company may need to raise additional capital to fund its future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to limit its operations significantly.

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

   On April 23, 1998, the Nevada Commission granted an OILS license to the Company and registered it as a publicly-traded corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited the Company, as a publicly-traded corporation, from a holding a Nevada OILS License. The Company's OILS License is limited to expire at midnight on the date of the November 1999 meeting of the Nevada Commission and has a number of conditions, which were agreed to by the Company, relating to its method of operation and to the manner in which the System would account for gaming transactions.

   No assurance can be given that the Company's OILS License, or its registration and exemption will be renewed in November 1999, or that its directors and officers will be relicensed, or that no new burdensome conditions, limitations or restrictions will be imposed upon the Company. In addition the Nevada Commission has the discretion, at any time, to require that the Company apply for a finding of suitability to be a manufacturer and distributor of associated equipment. The operation of licensed gaming in general, and the operation of race books and sports pools in particular, is subject to strict licensing and regulatory control by the Nevada Board, the Nevada Commission and various local, city and county regulatory agencies. No applicant for a registration, license, finding of suitability or approval (individually, a "Gaming License" and collectively, "Gaming Licenses") has any right to the Gaming License. Any Gaming License issued or granted is a revocable privilege, and no holder acquire any vested rights therein or thereunder. In connection with the Company's application for renewal of its Gaming License, or any further Gaming Licenses, the Nevada Commission will have the authority to require that any beneficial owner of the Company's voting securities be investigated and found suitable, although the Nevada Act does not require a finding of suitability unless a person is the beneficial owner of more than 10% of the outstanding voting securities. In addition, if any of the Company's officers, directors, key employees or stockholders are denied a license or finding of suitability, or are found unsuitable to continue having a relationship with the Company, the Company would have to sever its relationship with such persons. Furthermore, if the Company's Gaming Licenses are not renewed, any existing approval for the System could be revoked and the Nevada Commission could order the termination of any existing contracts for the System. Moreover, the Company would be prevented from selling or distributing the System for use or play in Nevada after the date of expiration of the Company's Gaming License.

   No person is permitted to acquire control of the Company, as the holder of a Gaming License, without the prior approval of the Nevada Commission upon the recommendation of the Nevada Board. The Nevada Commission may require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to an acquisition of control. The applicant is required to pay all costs of investigation.

   In August 1996, the United States Congress passed legislation which creates a national gaming study commission (the National Gaming Commission ). The National Gaming Commission will generally have the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing Federal, state and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. It is not possible to predict the future impact of these proposals on the Company and its operations. Any such proposals could have a material adverse affect on the Company s business.

   Legislation is currently pending in the United States Congress to prohibit certain forms of betting or wagering or engaging in the business of gambling over the Internet. A bill which was recently passed by the Senate, S. 474, would also prohibit betting or wagering or engaging in the business of gambling over "interactive computer services." The System arguably fits within the definition of an "interactive computer service." If enacted, S. 474 may prohibit the operation of the System in all or certain forms.

   A companion bill now before the U.S. House of Representatives, H.R. 2380, would also expand the existing federal prohibition against betting or wagering through interstate and foreign wire communication facilities to outlaw betting or wagering through a broad spectrum of interstate and foreign communication facilities. Also included in H.R. 2380 are provisions placing specific duties on interactive computer service providers to "discontinue or refuse, the leasing, furnishing or maintaining" of communication facilities used in transmitting or receiving gambling information, but the bill does not define the meaning of "interactive computer service provider." Additionally, H.R. 2380 contains language limiting its application to the use of communication facilities in interstate or foreign commerce. The System currently operates only within the State of Nevada.

   It does not appear that H.R. 2380 will be passed by the U.S. House of Representatives before the end of the current session. There can be no assurance, however, that either S. 474 or H.R. 2380, or both, will not be reintroduced in the next Congress or that one or the other bill will not become law in its present form or any other form.

   Under 1997 Nevada legislation, persons are prohibited from accepting or placing wagers through any "medium of communication." The term "medium of communication" is broadly defined and includes, without limitation, mail, telephone, television, telegraph, facsimile, cable, wire, the Internet or any other similar medium." The network through which the System operates qualifies as a "medium of communication." However, this statute specifically exempts wagers accepted or received by persons or establishments licensed to engage in wagering under Nevada law, provided such wagers are accepted or received within Nevada and otherwise comply with all other applicable gaming laws and regulations. This statute does not, therefore, prevent the System from being operated in its present form or from home pursuant to the revised Regulation 22. (See "Recent Developments").

   As of the present time, the SportXction(TM) sports wagering game is not deemed by the Nevada Gaming Authorities to be either a sports pool or a pari-mutuel wagering pool. If the SportXction(TM) game was deemed to be a sports pool or pari-mutuel wagering pool, in order for the Company to receive a portion of the revenue obtained therefrom or to receive compensation on a transaction fee basis from either a sports pool or a pari-mutuel wagering pool, it might need to obtain appropriate licensing from the Nevada Gaming Authorities. It is unclear whether the Nevada Gaming Authorities will in the future consider the SportXction(TM) game or System utilized in casinos or the modified System to be used in connection with wagering from home, to be a sports pool or pari-mutuel wagering pool and if so whether the Company would be required to obtain any additional licensing, or the conditions that might be imposed by the Nevada Gaming Authorities in connection with any such licensing. There can be no assurances that the Company will be able to receive the necessary licensing.

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

   Uncertainties Regarding Intellectual Property. The Company regards the System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company filed two United States patent applications for its proprietary wagering methods and its related computer processing system and patents with respect to each application have issued. Corresponding applications have been or will be filed in certain foreign countries and are pending. No assurance can be given that any of the Company s foreign patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect its technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company s business, financial condition and results of operations. It is the Company s policy that all employees and consultants involved in research and development activities sign non-disclosure agreements; however, this may not afford the Company sufficient protection for its know-how and its proprietary information and products. Other parties may independently develop similar or more advanced technologies or design around aspects of the Company s technology which may be patented or duplicate the Company s trade secrets.

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

   Dependence on Key Personnel. The Company is dependent upon the continued efforts and abilities of its executive officers and other key personnel such as Barry Mindes, the Company s founder and Chairman of the Board, and Bernard Albanese, a director of the Company and the Company s President and Treasurer. The loss or unavailability of Messrs. Mindes or Albanese for any significant period could have a material and adverse effect on the Company s business, financial condition and results of operations. Messrs. Mindes and Albanese have entered into employment agreements with the Company which terminate on June 30, 1999 and June 30, 2000, respectively. No assurance can be given that those agreements will be extended or renewed by the Company or the employees upon expiration of their term and if not extended or renewed whether individuals with similar backgrounds and experience could be hired to replace them. The Company does not maintain and does not intend to obtain key person life insurance on the life of either Messrs. Mindes or Albanese. The Company s operations will also depend to a great extent on the Company s ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company s failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company s operating results and financial condition.

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

   Seasonality of Sporting Events. The Company s operations are substantially dependent on a continuous supply of broadcast sporting events on which bettors can wager. The Company believes that certain sports (such as professional football) or certain sporting events (such as the World Series in baseball and the Superbowl in football) may generate more wagering revenue than others. A concentration in any calendar period of sports or sporting events which induce higher wagering, will, to the extent the Company s revenue is derived based on wagering revenue, result in higher revenue for such periods. The Company is aware of one company whose revenue from sports book operations has been seasonal, with more than half of the wagers received being placed between September and January, and with wagers on professional and college football games historically comprising approximately 40% of the bets placed. In addition, strikes in professional sports may result in a significant loss of revenue and adversely affect the Company s results of operations for the periods in which they occur.

   Possible Exclusive Relationships Between Casinos and Third Parties. The Company has focused its marketing efforts on casinos and sports book operations in Nevada. The Company believes that sports wagering facilities in casinos are currently operated either by the casino itself or pursuant to contractual relationships with licensed sports book operators. The Company is aware of one entity which owns and operates sports book facilities in approximately 46 casinos and other gaming establishments. Such entity or any other entity which operates sports books in casinos may have exclusive relationships with casinos which could limit the ability of casinos to contract directly with the Company. As a result, the Company might be required to pay substantial sums to such third parties for the privilege of supplying the System to any such casino, which could have a material and adverse effect on the Company s financial condition and results of operations.

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

   Control by Management. As of December 17, 1998, Barry Mindes, Mindes Family Limited Partnership, of which Mr. Mindes is general partner, Bernard Albanese and the Marie Albanese Trust, a trust for the benefit of Mr. Albanese s wife, together beneficially own approximately 44.5% of the outstanding shares of Common Stock (excluding any stock options held by Mr. Albanese which could, in the future, be exercised) . As a result of such ownership, such stockholders are likely to have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

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

   NASDAQ Delisting; Low Stock Price. The trading of the Company s Common Stock and Warrants on NASDAQ will be conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by NASDAQ. To maintain eligibility for trading on NASDAQ, the Company will be required to, among other things, maintain net tangible assets of at least $2,000,000 and a minimum bid price of $1.00 per share and adhere to certain corporate governance provisions. If the Company fails any of the tests, the Common Stock or Warrants may be delisted from trading on NASDAQ. The effects of delisting include the limited release of the market prices of the Company s securities and limited news coverage of the Company. Delisting may restrict investors interest in the Company s securities and materially adversely affect the trading market and prices for such securities and the Company s ability to issue additional securities or to secure additional financing. On March 10, 1998, the Company received notice from NASDAQ indicating that because the Company's shares of Common Stock failed to maintain a closing bid price of $1.00 or more for a period of 30 days, it would be subject to delisting. The Company was given a period of 90 days in which to regain compliance with the minimum bid price requirement.
Prior to the end of such 90-day period, the Company's shares of Common Stock met the minimum bid price requirement and, therefore, its shares of Common Stock were not delisted. If in the future the Company's shares of Common Stock failed to meet the minimum bid price requirement, it might have to consider a reverse stock split or any other means permissible to attempt to meet the minimum bid price requirement, or its shares could be deleted. In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock or Warrants were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, the Common Stock or Warrants could be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers written consent, prior to any transaction. If the Company s securities were also deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in the Company s securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. The Securities and Exchange Commission regulations define a penny stock to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such requirements could severely limit the liquidity of the Company s securities.

   Future Sales of Restricted Securities; Registration Rights. As of December 18, 1998 the Company had 7,819,660 shares of Common Stock outstanding. Of these shares, 1,725,000 were registered in the Company's IPO in December, 1996 and generally are freely tradable by persons other than affiliates of the Company, without restriction or further registration under the Securities Act. Of the balance, 6,024,269 shares of Common Stock (the Restricted Shares ) outstanding, were sold by the Company prior to its initial public offering in reliance on exemptions from the registration requirements of the Securities Act and are restricted securities as defined in Rule 144 promulgated under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption therefrom, including an exemption afforded by Rule 144, is available. Under Rule 144 (and subject to the conditions thereof), 3,477,408 of the Restricted Shares owned by Barry Mindes, Mindes Family Limited Partnership, Bernard Albanese and the Marie Albanese Trust and are currently eligible for sale. All of the remaining 2,546,861 Restricted Shares are also currently eligible for sale. Prior to the IPO, the Company s officers, directors and existing stockholders entered into agreements ("lock-up") which prohibited them from selling stock in the Company without the prior written consent of Barington Capital Group, L.P., the Company's managing underwriter for its IPO, until December 12, 1997. On August 27, 1997 Barington released 948,135 shares of the 6,024,269 shares locked up (none of which released shares were held by directors, officers or employees of the Company). In consideration therefor, those shareholders who had a portion of their shares released agreed to extend the lock up on their remaining shares until December 12, 1998. The Company s existing stockholders and the holders of the Bridge Warrants and the options issued to the Underwriters in the IPO are also entitled to certain rights with respect to the registration under the Securities Act of the securities held by them. The sale of a substantial number of shares of Common Stock or the availability of Common Stock for sale could adversely affect the market price of the Common Stock and Warrants prevailing from time to time.

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

Item 2.      Description of Property

   The Company currently leases approximately 2,350 square feet of space in Little Falls, New Jersey under a lease expiring on June 30, 2000. Annual lease payments for this facility, at which all development and most administrative functions are currently conducted, during the fiscal year ended September 30, 1998, were approximately $19,700. For the fiscal year ending September 30, 1999 lease payments for this facility are expected to be approximately $28,900. The Company also entered into a three year lease ending on April 30, 2000 for approximately 2,000 square feet of space in Las Vegas, Nevada. This facility is used as the Hub for operating the System and for sales, training, maintenance, repairs and storage of equipment. Lease payments for this facility during the fiscal year ended September 30, 1998 were approximately $36,600 and are expected to be approximately $38,100 during the fiscal year ended September 30, 1999. The Company also leases off-site facilities in Nevada for the storage of equipment.

   In May 1997 the Company purchased a condominium unit in Las Vegas, Nevada for use by its employees while travelling to Nevada on the business of the Company.

Item 3.      Legal Proceedings

   The Company is not a party to any material  legal proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                                  PART II


Item 5.      Market for Common Equity and Related Shareholder Matters.

Market Information

   From December 11, 1996, the effective date of the Company's Registration Statement on Form SB-2, until April 4, 1997, Units consisting of one share of the Company's Common Stock, par value $.001 per share, and one redeemable Warrant to purchase one share of Common Stock at an exercise price of $7.20 per share were on the NASDAQ Small Cap Market ("NASDAQ"). Commencing on April 7, 1997, Units were no longer traded and the Company's Common Stock and Warrants began to trade separately.

   The following tables set forth, for the periods indicated and as reported by NASDAQ, the high and low bid prices for the Units. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter (or Period)                     High            Low

December 12, 1996 to December 31, 1996  8 3/8           7
January 1, 1997 to March 31, 1997       10 1/2          7 1/8
April 1, 1997 to April 4, 1997          7 5/8           7 1/2

   The following table sets forth the periods indicated and as reported by NASDAQ, the high and low bid prices for shares of the Company's
Common Stock. The quotations reflect inter-dealer price without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter (or Period)                     High            Low
April 7 to June 30, 1997                7               5 3/4
July 1, 1997 to September 30, 1997      7 3/8           5 1/4
October 1, 1007 to December 31, 1997    6               1
January 1, 1998 to March 31, 1998       1 3/16          1/2
April 1, 1998 to June 30, 1998          4 1/2           27/32
July 1, 1998 to September 30, 1998      2 9/32          1

The closing bid and asked prices on December 18, 1998 were $1 25/32 and $1 15/16, respectively.

Current Holders of Common Stock

   Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on December 18, 1998 was 66. The Company believes there are in excess of 900 beneficial owners of its Common Stock whose shares are held in Street Name.

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

Recent Sales of Unregistered Securities

   On October 28, 1996 the Company issued 6 1/2 units in a bridge financing (the "Bridge Units"), each Bridge Unit consisting of (i) a 10% Senior Promissory Note (the "Bridge Notes") in the principal amount of $100,000 and (ii) warrants to purchase 30,000 shares of the Company's Common
Stock (the "Bridge Warrants"), at an exercise price equal to the lesser of $3.60 or 60% of the initial Unit offering price in the Company's subsequent IPO. Barington Capital Group, L.P. acted as placement agent for the offering of Bridge Units which were made to a limited number of accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by
Section 4(2) thereof. The aggregate offering price was $650,000, of which net proceeds received by the Company amounted to approximately $550,000. An aggregate of 195,000 Bridge Warrants were issued in the bridge financing. The Bridge Warrants entitle the holders thereof to purchase, in the aggregate, up to 195,000 shares of Common Stock at an exercise price of $3.60 per share, subject to adjustment. The Bridge Warrants may be exercised at any time after issuance and expire on October 28, 2001. The shares underlying the Bridge Warrants were registered concurrently with the IPO, and are subject to a two-year lock-up with Barington. The holders of the Bridge Warrants are entitled to certain "piggyback" and demand registration rights.

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

   At or subsequent to the closing of the IPO, the Company expended approximately $659,000 for repayment of the Bridge Notes; approximately $1,318,000 for the purchase of computer equipment including PBSs; approximately $296,000 for professional fees; approximately $311,000 for directors and officers liability insurance premiums; approximately $450,000 for marketing the System; approximately $132,000 for the purchase of a condominium in Henderson, Nevada for use by its employees while traveling on business in Nevada; and approximately $100,000 for a loan to an officer, of which approximately $33,650 was outstanding as of September 30, 1998. After other expenses, including product enhancement and development, sales and administration, approximately $3,460,000 remained in cash and short-term, interest-bearing, investment grade securities as of September 30, 1998.

Item 6.      Management Discussion and Analysis

   In June of 1997 the Company retained Yarlow, Inc. ("Yarlow") d/b/a
Tom's Sunset Casino to operate the Company's SportXction(TM) sports wagering System until the later of June 1998 or such time as the Company received a Nevada gaming license as an operator of an inter-casino linked system ( "OILS license"), permitting it to operate the System. The Company applied for an OILS license in July 1997. On January 13, 1998, the Company announced that Yarlow had suspended operation of Tom's Sunset Casino, including operation of the SportXction(TM) System, as a result of financial difficulties unrelated to the System.

   Live operation of the System commenced on September 21, 1997 and by January, 1998, when operation of the System was temporarily suspended, as described above, the System was in operation at eight inter-linked casinos and gaming establishments in Nevada, with simultaneous wagering conducted through approximately 220 player-betting stations installed at those eight establishments.

   On April 23, 1998, the Nevada Gaming Authorities granted an OILS license to the Company. The Company re-commenced operations on May 11, 1998 on a limited basis in two wagering establishments with the Company performing the duties of Hub Operator. By September 30, 1998, the
System was in operation in a total of four locations. Wagers were accepted on both professional basketball, baseball, and college and professional football. During the hiatus in operations, between late January, 1998 and late May, 1998, the Company enhanced the SportXction(TM) System with several new features including an improved parley of sequential bets which had initial testing last winter, and free practice bets. By September 30, 1998, the Company again enhanced the SportXction(TM) System with several new features including one-sided, long-shot propositions.

   For the year ended September 30, 1998 the Company had a net loss of $2,935,002 or $0.38 loss per share on a basic and fully diluted basis on the 7,780,722 weighted average common shares outstanding, compared with a net loss of $2,191,321, or $0.29 loss per share on a basic and fully diluted basis on the 7,475,996 weighted average common shares outstanding for the year ended September 30, 1997. Revenues of $36,418 were reported for the year ended September 30, 1998, compared with revenues of $3,580 reported for the prior year. Prior to being granted an OILS license, the Company was restricted to charging fixed fees for the use of the System. Subsequent to the granting of the OILS license, the Company's revenues represent the net win (i.e. total amount wagered less total amount paid out) of the System. The System was operated for approximately eight months of the year ended September 30, 1998, and for approximately 10 days of the year ended September 30, 1997.

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

   The increased loss for the year ended September 30, 1998 resulted primarily from: marketing expenses which increased by $238,474 to $450,219, primarily reflecting advertising to promote awareness of the SportXction(TM) game; depreciation expenses, which increased by $217,126 from the prior year to $419,418, reflecting the purchase of additional computer equipment used in the operation of the System; salary expenses, which increased by $105,205 to $1,131,478, attributable to increased administrative, marketing, technical support activities and a severance payment to a former officer; a decline in interest income which decreased by $90,201 to $221,259 due to reduced investments; a bad debt write-off of $79,497 (consisting of a $50,000 loan and $29,497 of accounts receivable), due to the financial difficulties of Yarlow; and rent expense which increased by $41,434 to $55,390 due to opening an office in Las Vegas.

   Shortly after the Company was granted the OILS license, the Company assumed responsibility for the players' account balances (money deposited by players in accounts prior to commencing play on the System) of approximately $7,000, and for cash reconciliation payment balances owed to the casinos of approximately $5,000. These balances were the responsibility of Yarlow in accordance with the agreements between the Company, Yarlow, as Hub operator, and the sports wagering establishments at which the System was in operation before it was shut down due to Yarlow's financial difficulties. The balances were secured by a Certificate of Deposit ("CD" ) in the amount of $50,000. The Company has petitioned Nevada Board to reimburse the Company out of the proceeds of that CD for the assumption of those fiscal responsibilities. There can be no assurance that the Nevada Board will agree to such a reimbursement, or that if there is a reimbursement, that it will be for the entire amount requested.

   The Company incurred approximately $996,000 in research and development costs for the year ended June 30, 1998, compared with approximately $992,000 for the comparable prior year period.

   The Company continues to be in the development stage, with limited revenues generated from the System. As of September, 1998, the Company had cumulative net losses since inception of $6,061,022. It expects to continue to incur substantial losses and negative cash flow at least through fiscal year ended September 30, 1999. Contributing to this are the fact that revenues currently being generated since the resumption of the operation of the System in mid-May, 1998 have been insignificant and the Company's expectation that it will continue to incur substantial research and development expenses for further product enhancement and development activities.

   As of September 30, 1998 the Company had liquid resources totaling $3,473,570. These include cash and cash equivalents in the amount of $198,607, and short term investments in the amount of $3,274,963 Investments are limited to investment grade marketable securities with maturities of less than 18 months. Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that existing resources will be sufficient to satisfy its contemplated cash requirements for approximately 18 months. Capital expenditures are expected to be limited to purchase of additional computer equipment and leasing additional computer equipment, most of which will be required in connection with its activities relating to legal wagering from home in Nevada. (See "Business - Recent Developments"). Existing resources will fund these requirements.

   Utilization of the SportXction(TM) sports wagering system in casinos and other gaming establishments has been disappointing to date. The Company believes this is due to a variety of factors including players having to learn a new game, lack of effective advertising means to address players in casinos who are largely tourists and the disinclination of local players to visit major casinos in Las Vegas and the fact that after the System had been operational from late September 1997 to January 1998, the System ceased operating for four months when Yarlow, the then Hub Operator, suffered financial difficulties. In order to encourage more potential players to wager through the System, the Company adapted the System to permit limited time periods of free play and practice betting during the course of a sporting event. It also introduced other new features and enhancements to the System to attract additional players and increase wagering. These features included a form of parlay wager resulting in a larger potential payoff, smaller minimum wagers, and a one-sided, long shot proposition which offers to the players larger payoffs for relatively small wager amounts. Despite these new features and enhancements, the revenue generated by the casino based PBSs remains small, and is likely to remain insufficient to avoid continuing loses by the Company for the foreseeable future.

   The Company intends to focus primarily on adapting the System for opportunities in new markets including; (i) wagering from home within the State of Nevada, (ii) wagering in those foreign countries where it is legal, and (iii) non-wagering applications, including games and contests over the Internet (See "Recent Developments"). The Company also intends to explore alternative applications of its proprietary technology, including adaptation of the System for activities conducted over cable television and other communications media.

Year 2000 Issue

   The term "Year 2000 ('Y2K') Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the date in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Y2K computer software compliance issues may affect the Company and most companies in the world. The Company's SportXction(TM) sports wagering System was designed and developed during the past several years. As such, the Company recognized Y2K problem and has attempted to write all of its proprietary software utilizing four digits in order to avoid a Y2K problem. The Company also utilizes a variety of software products in its database manufactured by Microsoft Corporation, all of which are reported to be Y2K compliant.

   The Company's technical staff of software engineers and programmers are continuing to analyze and test the hardware and peripheral products that it utilizes in its System to determine whether they are Y2K compliant. The Company's staff attempts to identify any hardware or software with potential Y2K problems; assess the magnitude of such problems, if any; remedy any such problems that are found and test the solutions; and plan for any contingencies.

   Based upon its efforts to date, the Company does not believe that its System requires any material modifications or replacements in order to be Y2K compliant. The Company does not believe that the readiness of its customers and suppliers to be Y2K compliant will have a material impact on the Company. The Company is in the process of developing contingency plans relating to the Y2K problems to the extent such plans are possible. Such plans are expected to be developed by July 1, 1999. These plans will attempt to mitigate both internal risks of the Y2K problem with any risks that may be impacted by the Company's customers and suppliers. The Company believes, however, that due to the widespread nature of potential Y2K issues, the contingency planning process is an ongoing one which may require further modifications as the Company obtains additional information regarding any Y2K problems affecting the Company's systems and equipment and regarding the status of its suppliers and customers regarding their becoming Y2K compliant.

   Through September 30, 1998 the Company estimates that it has spent approximately $35,000 in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Statement of Operations. The Company does not expect that any additional costs to be incurred in its efforts to achieve Y2K compliance will have a material effect on its liquidity or financial condition. The Company intends to fund the costs of becoming Y2K compliant from its available liquid assets.

   The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers and suppliers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.

   The preceding "Y2K problem" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Y2K problem" discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements Forward-looking statements include, without limitation, the estimated cost of becoming Y2K compliant and the Company's belief that its Systems and equipment will be Y2K compliant in a timely manner and that the readiness of its customers and suppliers to be Y2K compliant will not have a material impact on the Company. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and rededicate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. If the modifications and conversions required to make the Company Y2K compliant are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

Item 7.      Financial Statements

                    International Sports Wagering Inc.
                      (A Development Stage Company)


                                Index

                                                               Page

     INDEPENDENT AUDITORS' REPORT                              F-2

     FINANCIAL STATEMENTS

     Balance Sheets as of September 30, 1998 and 1997.         F-3

     Statements of Operations for the years ended
     September 30, 1998 and 1997 and the period from
     May 22, 1995 (date of inception) to September 30,
     1998.                                                     F-4

     Statements of Stockholders' Equity for the period
     from May 22, 1995 (date of inception) to September
     30, 1998.                                                 F-5

     Statements of Cash Flows for the years ended
     September 30, 1998 and 1997 and the period from
     May 22, 1995 (date of inception) to September 30,
     1998.                                                     F-6

     Notes to Financial Statements                             F-7

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
International Sports Wagering Inc.

     We have audited the accompanying balance sheets of International Sports Wagering Inc. (a development stage company) as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998 and 1997 and for the period from May 22,1995 (date of inception) to September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Sports Wagering Inc. (a development stage company) as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, and for the period from May 22, 1995 (date of inception) to September 30, 1998, in conformity with generally accepted accounting principles.




New York, New York                 KPMG Peat Marwick LLP
November 25, 1998

                     International Sports Wagering Inc.
                      (A Development Stage Company)

                              Balance Sheets
                       September 30, 1998 and 1997


                                  ASSETS

                                                 1998         1997
  Current Assets:
    Cash and cash equivalents               $   198,607   1,026,313
    Accounts receivable                           3,401       2,950
    Investments                               3,274,963   4,457,118
    Current portion of notes receivable          25,000      34,615
    Prepaid expenses and other current
     assets                                     105,486     184,315

        Total current assets                  3,607,457   5,705,311

  Investments                                      --       618,120
  Property and equipment, net                   800,070   1,055,196
  Notes receivable less current portion           8,620      34,615
  Other assets                                   13,423       6,358

        Total assets                        $ 4,429,570   7,419,600


                   LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Deposits payable                        $    10,490         --
    Accounts payable                             94,629     143,197
    Accrued expenses                            155,910     222,345

        Total current liabilities               261,029     365,542

  Stockholders' Equity:
    Preferred stock, par value $.001 per
      share; 2,000,000 shares authorized,
      none issued or outstanding                    --          --
    Common stock, par value $.001 per
      share; 20,000,000 shares authorized,
      issued and outstanding; 7,819,660
      in 1998 and 7,749,269 in 1997              7,820        7,749
    Additional paid-in capital              10,264,243   10,214,829
    Deficit accumulated during the
      development stage                     (6,103,522)  (3,168,520)

        Total stockholders' equity           4,168,541    7,054,058

        Total liabilities and
          stockholders' equity             $ 4,429,570    7,419,600





  See accompanying notes to financial statements.
                             F-3


                      International Sports Wagering Inc.
                        (A Development Stage Company)

                           Statements of Operations
            Years ended September 30, 1998 and 1997 and the period
          from May 22,1995 (date of inception) to September 30, 1998


                                                                  May 22, 1995
                                                                    (date of
                               Year ended         Year ended     inception) to
                              September 30,      September 30,   September 30,
                                  1998                1997            1998

Revenues                      $    36,418             3,580            39,998

Costs and expenses:
 Research and development
  expense                         996,104           992,224         2,779,623
 General and administrative
  expense                       2,196,575         1,215,039         3,637,521
                                3,192,679         2,207,263         6,417,144

   Operating loss              (3,156,261)       (2,203,683)       (6,377,146)

Other income (expense):
 Interest income                  221,259           311,460           572,722
 Interest expense                     --           (299,098)         (299,098)
                                  221,259            12,362           273,624

   Net loss                   $(2,935,002)       (2,191,321)       (6,103,522)

   Net loss per share         $     (0.38)            (0.29)            (0.85)

Weighted average common
 shares and equivalents
 outstanding-basic and
 diluted                        7,780,722         7,475,996         7,161,595














See accompanying notes to financial statements.
                             F-4

                   International Sports Wagering Inc.
                      (A Development Stage Company)

                    Statement of Stockholders' Equity
                    For the period from May 22, 1995
                (date of inception) to September 30, 1998


                                                                                 Deficit
                                                                                accumulated
                                                             Additional          during the
                                    Common stock               paid-in          development
                                Shares        Amount           capital              stage            Total

Issuance of shares
 of common stock
 upon incorporation
 (May 22, 1995)                  907   $          1      $          2      $       --             $       3
Issuance of common
 stock upon merger         3,023,048          3,023            (2,023)             --                 1,000
Issuance of common
 stock                     1,767,567          1,768           813,843              --               815,611
Net loss                         --             --               --             (109,011)          (109,011)

Balance, September 30,1995 4,791,522          4,792           811,822           (109,011)           707,603
Issuance of common
 stock                        60,461             60            42,440              --                42,500
Issuance of common
 stock through exercise of
 warrants                  1,164,729          1,165           813,021              --               814,186
Issuance of common
 stock through
 exercise of options           7,557              7             5,306              --                 5,313
Issuance of options
 to consultants                --                --            14,500              --                14,500
Net loss                       --                --              --             (868,188)          (868,188)

Balance, September 30,1996 6,024,269          6,024         1,687,089           (977,199)           715,914
Issuance of common
 stock                     1,725,000          1,725         8,527,740              --             8,529,465
Net loss                       --                --            --             (2,191,321)        (2,191,321)

Balance, September 30,1997 7,749,269          7,749        10,214,829         (3,168,520)         7,054,058
Issuance of common
 stock through
 exercise of options          70,391             71            49,414             --                 49,485
Net Loss                       --                --              --           (2,935,002)        (2,935,002)

Balance, September 30,1998 7,819,660    $     7,820     $  10,264,243        $(6,103,522)      $  4,168,541


See accompanying notes to financial statements.
                            F-5


                   International Sports Wagering Inc.
                      (A Development Stage Company)

                        Statements of Cash Flows
         Years ended September 30, 1998 and 1997 and the period
       from May 22, 1995 (date of inception) to September 30, 1998



                                                                                             May 22, 1995
                                                                                              (date of
                                                    Year ended          Year ended          inception) to
                                                    September 30,       September 30,         September 30
                                                    1998                1997                     1998


Cash flows from operating activities:
  Net loss                                           $ (2,935,002)     $  (2,191,321)      $  (6,103,522)
  Adjustments to reconcile  net loss to net cash
  (used in) operating activities:
    Depreciation and amortization                         420,203            203,077             695,183
    Bad debt expense                                       79,497              --                 79,497
    Issuance of options to consultants                       --                --                 14,500
Changes in assets and liabilities:
   Accounts receivable                                    (79,948)           (2,950)             (82,898)
   Prepaid expenses and other current assets               78,829          (175,430)            (105,486)
   Other assets                                            (7,850)           (2,885)             (16,040)
   Customer deposits                                       10,490               --                10,490
   Accounts payable                                       (48,568)          100,815               94,629
   Accrued expenses                                       (66,435)           79,080              155,910
   Net cash used in operating activities               (2,548,784)       (1,989,614)          (5,257,737)

Cash flows from investing activities:
  Purchase of investments                              (7,293,918)      (32,175,535)         (39,469,453)
  Proceeds from sales of investments                    9,094,193        27,100,297           36,194,490
  Purchase of property and equipment                     (164,292)         (953,022)          (1,492,636)
  Issuance of notes receivable                              --             (100,000)            (100,000)
  Proceeds from repayments of notes receivable             35,610            30,770               66,380
  Net cash provided by (used in) investing activities   1,671,593        (6,097,490)          (4,801,219)

Cash flows from financing activities:
  Proceeds from issuance of common stock                   49,485         8,575,871           10,257,563
  Net cash provided by  financing activities               49,485         8,575,871           10,257,563

  Net (decrease) increase in cash and cash equivalent    (827,706)          488,767              198,607
  Cash and cash equivalents, beginning of period        1,026,313           537,546                --

  Cash and cash equivalents, end of period            $   198,607       $ 1,026,313           $  198,607

Supplemental disclosures:
 Cash paid for interest                               $      --         $     9,098           $    9,098




See accompanying notes to financial statements.
                         F-6


                    International Sports Wagering Inc.
                      (A Development Stage Company)

                      Notes To Financial Statements
                       September 30, 1998 and 1997

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

     The Company is a development stage company which has not commenced generating significant revenue from its planned primary business activities. Since the Company's inception, it has been primarily engaged in product research and development, market testing its intended product, recruitment of key personnel, and raising capital. In the fiscal year ended September 30, 1998 the Company s system was operational for approximately 8 months, however there are no significant operating revenues and there have been no significant product sales from inception of the Company through September 30,1998. There can be no assurance that the Company will be able to enhance or market its product in the future, that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to enhance or market its product. Further, the Company's future operations are dependent on the success of the Company's commercialization efforts, market acceptance, and maintaining regulatory approval of its product.

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

     On December 17,1996, the Company closed its IPO of 1,500,000 units ("Units"), each Unit consisting of one share of common stock, par value $.001 per share ("Common Stock"), and one redeemable warrant to purchase one share of Common Stock ("Warrant"), at a price of $7.20 per Unit. After underwriting discounts and commissions, other expenses of the offering, and the repayment of promissory notes issued in connection with the bridge financing consummated on October 28, 1996, the Company received net proceeds of approximately $7.2 million. On January 22, 1997, the underwriters exercised an over-allotment option for an additional 225,000 Units, yielding additional net proceeds to the Company of approximately $1.2 million.

                     International Sports Wagering Inc.
                          (A Development Stage Company)

                  Notes To Financial Statements (Continued)
                         September 30, 1998 and 1997

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

     Investments:

     Investments at September 30, 1998 and 1997 consist of debt securities issued by the Federal government and corporate entities. The Company accounts for these investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115).

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

     The current investments include those debt securities which are scheduled to mature within twelve months of the balance sheet date, and include investments with maturities ranging from October of 1998 to September of 1999.

     Research and development:

     All research and development, patent application and patent maintenance costs are charged to expense as incurred.

                   International Sports Wagering Inc.
                      (A Development Stage Company)

                Notes To Financial Statements (Continued)
                       September 30, 1998 and 1997

(2) Summary of Significant Accounting Policies (Continued)

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

     Stock split:

     On October 24, 1996, the Company effected a stock split related to its common stock, whereby each common share outstanding was converted by a factor of 3.0230479, thus increasing the number of common shares outstanding from a pre-split amount of 1,992,788 at September 30, 1996 to 6,024,269. The Board of Directors voted to increase the total number of shares of common stock authorized at September 30, 1996 to 20,000,000 in connection with this stock split. All share and per share information contained in the accompanying financial statements has been retroactively adjusted to reflect the stock split.

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

New accounting pronouncements:

     Accounting for the Impairment of Long-Lived and Intangible Assets:

     The Financial Accounting Standards Board ( FASB )issued SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets, certain identifiable intangible assets and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement during fiscal 1997, did not have any significant impact on the Company's financial position or results of operations.

                    International Sports Wagering Inc.
                      (A Development Stage Company)

                Notes To Financial Statements (Continued)
                       September 30, 1998 and 1997

(2)  Summary of Significant Accounting Policies (Continued)

    Accounting for Stock Based Compensation:

     The FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." This statement requires companies to make pro forma disclosures in a footnote of net income as if the fair value based method of accounting for stock options, as defined in the statement, had been applied. The Company adopted this statement during fiscal 1997. (See Note 3).

     Accounting for Net Income Per Share

      During June 1997, The FASB released SFAS No. 128,  Earnings per Share
( SFAS 128 ). SFAS 128 and the SEC Staff Accounting Bulletin NO.98, establishes standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, effective December 31, 1997, the accompanying net loss per share information has been calculated and presented in accordance with the provisions of SFAS 128 and as further prescribed by the relevant Staff Accounting Bulletins of the Securities and Exchange Commission.

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been issued. However, the Company s computations of dilutive net loss per share does not assume any conversion or exercise of securities as their effect is antidilutive for all periods presented.

     The weighted average shares used in the net loss per share computations for the years ended September 30, 1998 and 1997 were 7,780,722 and 7,475,996 for the period from May 22, 1995 (date of inception) to September 30, 1998 was 7,161,595.

      Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 2,328,456 and 2,262,367 as of September 30, 1998 and 1997, respectively.

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

                   International Sports Wagering Inc.
                      (A Development Stage Company)

                Notes To Financial Statements (Continued)
                       September 30, 1998 and 1997

(3) Preferred and Common Stock (Continued)

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

     In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the 1995 Plan). The 1995 Plan provides for the grant of incentive stock options (ISOs) and nonqualified stock options (NQSOs). The total number of shares of common stock with respect to which options may be granted under the 1995 Plan is 649,955. ISOs may be granted to individuals, who, at the time of grant, are employees of the Company. NQSOs may be granted to officers, directors, agents, employees and consultants of the Company, whether or not the individual is an employee of the Company. The 1995 Plan provides that the administrator must establish an exercise price for ISOs that is no less than the fair market value per share of the common stock at the date of grant. The exercise price of NQSOs shall be determined by the Board of Directors. Options granted under the 1995 Plan may not be exercisable for terms in excess of ten years from the date of grant, with vesting periods varying for option grants.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS NO. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                     1998        1997

Net (loss) - as reported                         $(2,935,002) (2,191,321)
Net (loss) - pro forma                            (3,111,696) (2,253,668)
Loss per share basic and diluted - as reported   $   (.38)      (.29)
Loss per share-basic and diluted - pro forma         (.40)      (.30)

     The pro forma amounts as noted above may not be representative of the effects on reported income/loss(es) for future years.

                     International Sports Wagering Inc.
                      (A Development Stage Company)

                Notes To Financial Statements (Continued)
                       September 30, 1998 and 1997

(3)  Preferred and Common Stock (Continued)

     The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0%, risk free interest rate of 6.25%, expected volatility of 1.72%, and an expected life of 7 years. The weighted average grant date fair value of options granted in 1998, 1997 and 1996 was $.72, $2.96, and $.25, respectively.

     Activity related to the 1995 Plan is as follows:
                                                                   Weighted
                                                       Shares    Average Price

     Outstanding, September 30, 1995                   75,576       $0.70
        Granted                                       574,372       $0.70
        Exercised                                      (7,557)      $0.70
     Outstanding, September 30, 1996                  642,391       $0.70
        Granted                                          --
        Exercised                                        --
     Outstanding, September 30, 1997                  642,391       $0.70
        Exercised                                     (70,391)      $0.70
        Cancelled                                    (105,805)      $0.70
     Outstanding, September 30, 1998                  466,195       $0.70

     Vested at September 30, 1998                     317,311

     Options available at September 30, 1998          105,805

     In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan is substantially similar to the 1995 Plan, except that there are 825,000 shares of Common Stock authorized and available for issuance pursuant to options which may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee.

     Activity related to the 1996 Plan is as follows:
                                                                   Weighted
                                                      Shares     Average Price
     Outstanding, September 30, 1996                     --
        Granted                                       412,500         $6.06
        Exercised                                        --
        Cancelled                                     (58,000)        $3.99
     Outstanding September 30,1997                    354,500         $6.40
        Granted                                       446,000         $1.24
        Exercised                                        --
        Cancelled                                    (430,500)        $5.77
     Outstanding September 30,1998                    370,000         $0.82

     Vested at September 30, 1998                      15,000

     Options available at September 30, 1998          455,000

                   International Sports Wagering Inc.
                           (A Development Stage Company)

                       Notes To Financial Statements (Continued)
                            September 30, 1998 and 1997

(3)  Preferred and Common Stock (Continued)

     The following table summarizes information about stock options outstanding at September 30, 1998.

                      Options Outstanding                 Options Exercisable

                            Weighted
                             Average     Weighted                     Weighted
Range of                    Remaining     Average                      Average
Exercise         Number    Contractual   Exercise          Number     Exercise
  Price       Outstanding      Life        Price         Outstanding     Price

 .67 -  .81      806,195        8            .70           332,311        .70
2.08   2.125      30,000        9           2.10              -            -
                 836,195                                   332,311

     At September 30, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.672 - $2.125 and 8 years respectively.

     The designations, rights, and preferences of the preferred stock are to be determined by the Board of Directors at the time of issuance.

(4)  Property and Equipment

     Property and equipment at September 30, 1998 and 1997 consist of the following:

                                          1998           1997

     Furniture and fixtures          $   38,397     $   37,194
     Building and improvements          136,394        146,896
     Computer equipment               1,317,845      1,144,254
                                      1,492,636      1,328,344

    Less accumulated depreciation      (692,566)      (273,148)
                                     $  800,070     $1,055,196

                   International Sports Wagering Inc.
                      (A Development Stage Company)

                Notes To Financial Statements (Continued)
                       September 30, 1998 and 1997

(5)  Accrued Expenses

     Accrued expenses at September 30, 1998 and 1997 consist of the following:

                                       1998                     1997

     Professional fees              $ 30,000                 $ 28,500
     Payroll and related costs       105,432                   68,645
     Bonuses                          20,083                  125,000
     Other                               295                      200
                                    $155,810                 $222,345

     Payroll and related costs representing accrued salaries and vacations earned but not yet taken in 1998, and 1997 was approximately 57,110, and 41,735, respectively.

     The Company recognized $149,715 and $99,480 in expenses relating to their attorney who is also a stockholder of the Company in 1998 and 1997, respectively, and $276,746 since inception.

(6) Commitments

     Leases:

     The Company leases office facilities and equipment under operating leases. Minimum rental commitments are as follows:

      Year ending
     September 30,

        1999                                 $ 73,288
        2000                                   77,179
         Thereafter                               --
                                             $150,417

     Rent expense under operating leases during 1998 and 1997 was $55,390, $30,945 respectively, and $110,538 since inception.

     Employment agreements:

     The Company entered into employment agreements with three of its employees. The agreements, one of which expires in June 1999, one of which expires in January 2000, and one of which expires June 2000 provide for an aggregate minimum compensation of $448,333, and $232,083, in fiscal years 1999, and 2000, respectively. Compensation expense recognized under these agreements for the years ended September 30, 1998 and 1997 and for the period from inception to September 30, 1998 was $602,500, $384,315, and $1,111,815,
respectively.
                              F-14

                       International Sports Wagering Inc.
                         (A Development Stage Company)

                   Notes To Financial Statements (Continued)
                         September 30, 1998 and 1997

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

(7)  Income Taxes

     Income tax benefit for the years ended September 30, 1997 and 1996 and the period from May 22, 1995 (date of inception) to September 30, 1997 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pre-tax loss as a result of the following:

                                    Years ended     Inception to
                                   September 30,    September 30,
                                  1998      1997        1998

     Computed tax benefit
       at 34%                 $(997,901)  (745,049)  (2,072,477)
     50% of meals and
       entertainment expense        421      l,610        2,030
     Expected state tax
       benefit net of Federal  (170,907)  (129,888)    (362,201)
     Increase in valuation
       allowance for deferred
       tax assets             1,168,387    873,327    2,432,648
     Income tax expense       $    --        --           --

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are presented below:

     Deferred tax assets:
     Federal and state net
       operating loss carryforward    $2,234,316   $ 1,l26,747
     Depreciation and amortization       155,224        70,920
     Employee compensation and
       Benefits                           43,108        66,594
     Total gross deferred tax
       assets                          2,432,648     1,264,261
     Less valuation allowance         (2,432,648)   (1,264,261)

          Net deferred tax assets     $     --      $     --

                   International Sports Wagering Inc.
                      (A Development Stage Company)

                Notes To Financial Statements (Continued)
                       September 30, 1997 and 1996

(7)  Income Taxes (Continued)

     As of September 30, 1998, the Company had a net operating loss carryforward of approximately $5,588,000 for Federal and state income tax reporting purposes available to offset future taxable income through the year 2018 and future state taxable income through the year 2005. The Company has provided a valuation allowance of $2,432,648 and $1,264,261 at September 30, 1998 and 1997, respectively, against its deferred tax assets since it is more likely than not that the Company will not realize such assets due to the Company's development stage nature of operations and the pre-tax loss since inception.

(8)  Bad Debt Write-off

     In June of 1997, the Company entered into an agreement with a Nevada casino whereby the Company granted the casino a license to function as the hub operator(the "Hub Operator")of the Company's sports wagering system. Under the agreement, the Company was to receive a fixed fee based on a per-terminal use basis. In October of 1997, an affiliate of the Hub Operator executed a promissory note to the Company for $50,000 loaned to the Hub Operator by the Company. The note provides for principal in the amount of $5,000 and accrued interest at the rate of 10% per annum to be paid in consecutive monthly installments commencing in February of 1998 and continuing thereafter, with all amounts fully due by September of 1998. The note is guaranteed by two principals of the affiliate of the Hub Operator. The Hub Operator agreement was to terminate in March of 1999 or sooner as specified in the agreement. In January of 1998, the Hub Operator ceased doing business as a result of financial difficulties unrelated to the operation of the system. For the year ending September 30, 1998, the Company has posted a reserve of $79,497, which represents the above loan of $50,000, and $29,497 in receivables.


(9)  Line of Credit Agreement

     In September of 1997, the Company entered into an agreement with a bank which provided for a total line of credit of $3,000,000, with interest at Libor plus 1% or the bank's alternate base rate as defined in the agreement. Borrowings under this line of credit are at the convenience of the Company's management and may be repaid at any time prior to the expiration of the facility, with interest payable monthly. This line of credit is secured by the Company's investments, and expires in June of 1999, unless otherwise amended or extended. The amount of such borrowings are required to be secured by the Company's investments, and are limited to specified marginal percentages of certain investment vehicles maintained in a separate, specified investment management account with the lending bank. The agreement currently provides a line of credit of $2,400,000 and there were no borrowings during the year.
                                   F-16



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 13.          Exhibits and Reports on Form 8-K
   (a)  Exhibits.
             (a) The following exhibits are filed herewith:

3.1     Certificate of Incorporation of the Company (1)

3.1(a) Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company (1)

3.2     By-Laws of the Company (1)

10.1(b) Employment Agreement between the Company and Barry Mindes, dated as of July 1, 1998

10.2(a) Employment Agreement between the Company and Bernard Albanese, dated as of July 1, 1998

10.3 Employment Agreement between the Company and Sidney Diamond, dated as of February 3, 1997 (2)

10.3(a) Promissory Note dated February 6, 1997 issued by Sidney Diamond and
        Arlene Diamond to the Company (5)

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

10.14   Form of Incentive Stock Option Agreement (3)

10.15   Form of Non-Qualified Stock Option Agreement (4)

23.1    Consent of KPMG Peat Marwick LLP

24.1    Power of Attorney  (Included on signature page hereto)

27.1    Financial Data Schedule


(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended
    September 30, 1998.


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

(2)   Incorporated by reference to Exhibit 10.1 of the Company's
      Quarterly Report on Form 10-QSB for the quarter ended March 31,
      1997.

(3)   Incorporated by reference to Exhibit 4.3 of the Company's
      Registration Statement on Form S-8 (Reg. No. 333-41847).

(4)   Incorporated by reference to Exhibit 4.4 of the Company's
      Registration Statement on Form S-8 (Reg. No. 333-41847).

(5) Incorporated by reference to Exhibit 10.3(a) of the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

                                   PART III

   The information required by Part III is hereby incorporated by reference from the Company's definitive proxy statement involving the election of directors to be filed on or prior to January 28, 1999. If the definitive proxy statement is not filed on or prior to January 28, 1999, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 1999.







                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL SPORTS WAGERING INC.

                              By:  /s/ Barry Mindes
                              Barry Mindes, Chairman of the Board
                              (Principal Executive Officer)
                              December 29, 1998

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

/s/ Barry Mindes     Chairman of the Board and              December 29, 1998
    Barry Mindes     Director (Principal Executive Officer)

/s/ Bernard Albanese President, Treasurer and Director      December 29, 1998
    Bernard Albanese (Principal Financial and Accounting
                     Officer)

/s/ Fredric Kupersmith Director                             December 29, 1998
    Fredric Kupersmith

/s/ Janet Mindes     Director                               December 29, 1998
    Janet Mindes

/s/ Harold Rapaport  Director                               December 29, 1998
    Harold Rapaport