Form 10QSB
period 1998-12-31
INTERNATIONAL SPORTS WAGERING INC
filed 1999-02-16
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended December 31, 1998

                                    OR

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ____________ to ___________

                   Commission file number   0-21831
                                           __________

                   International Sports Wagering Inc.
___________________________________________________________________________
  (Exact name of Small Business Issuer as specified in its charter)

          Delaware                              22-3375134
___________________________________________________________________________
(State or other jurisdiction of           (IRS Employer Identification
incorporation or organization)             No.)


201 Lower Notch Road, Little Falls, NJ               07424
___________________________________________________________________________
(Address of principal executive                (Zip Code)


Issuer's telephone number, including area code:  (973) 256-8181
                                                _________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  X     No

There were 7,819,660 shares of Common Stock outstanding at February 8, 1999.

Transitional Small Business Disclosure Format (check one):
Yes          No   X

                  International Sports Wagering Inc.
                           December 31, 1998
                              FORM 10-QSB

                                  Index

                                                               Page

           Part I:   Financial Information

Item 1.   Financial Statements

          Balance Sheets at December 31, 1998 Unaudited)
          and September 30, 1998.                                2

          Statement of Operations for the Three Months
          Ended December 31, 1998 and 1997 and May 22,
          1995 (date of inception) to December 31, 1998
          (Unaudited)                                            3

          Statement of Changes in Stockholder s Equity for
          the Three Months Ended December 31, 1998
          (Unaudited)                                            4

          Statements of Cash Flows for the Three Months
          Ended December 31, 1998 and 1997 and May 22,
          1995 (date of inception) to December 31, 1998
          (Unaudited)                                            5

          Notes to Financial Statements                         6-7

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of
          Operation.                                            8-14

Part II   Other Information

Item 6.   Exhibits and Reports on Form 8-K.                      15

Signatures                                                       16

                 Part I: Financial Information

Item 1. Financial Statements

                    International Sports Wagering Inc.
                       (A Development Stage Company)
                              Balance Sheets

                                     December 31,   September 30,
                                        1998             1998
                                     (Unaudited)       (Note 1)

Current assets:
  Cash and cash equivalents         $   394,811      $   198,607
  Accounts receivable                     4,357            3,401
  Investments                         2,481,004        3,274,963
  Current portion of notes
    receivable                           19,774           25,000
  Prepaid expenses and other
    current assets                      137,150          105,486
      Total current assets            3,037,096        3,607,457

Property and equipment, net             722,393          800,070
Notes receivable, less current
  portion                                 8,269            8,620
Other assets                              5,006           13,423

      Total assets                  $ 3,772,764      $ 4,429,570

                   Liabilities and Stockholders' Equity

Current liabilities:
  Deposits payable                  $    11,685      $    10,490
  Accounts payable                       56,870           94,629
  Accrued expenses                      152,185          155,910
      Total current liabilities         220,740          261,029

Stockholders' Equity:
  Preferred stock, par value $.001
    per share; 2,000,000 shares
    authorized, none issued or
    outstanding                             --              --
  Common stock, par value $.001 per
    share; 20,000,000 shares
    authorized, issued and out-
    standing 7,819,660 and
    7,819,660 shares, respectively        7,820            7,820
  Additional paid-in capital         10,264,243       10,264,243
  Deficit accumulated during the
    development stage                (6,720,039)      (6,103,522)

      Total stockholders' equity      3,552,024        4,168,541

      Total liabilities and
        stockholders' equity        $ 3,772,764      $ 4,429,570




See accompanying notes to financial statements
                                        2

                        International Sports Wagering Inc.
                          (A Development Stage Company)
                             Statements of Operations
                                  (Unaudited)



                                                               May 22, 1995
                                    Three Months Ended      (Date of Inception)
                                      December 31,           to December 31,
                                     1998         1997              1998

Revenues                         $   4,356     $   24,695       $    44,354

Costs and expenses
 Research and development
  expense                          185,493        263,963         2,965,116
 General and administrative
  expense                          477,488        802,493         4,115,009
                                   662,981      1,066,456         7,080,125

   Operating loss                 (658,625)    (1,041,761)       (7,035,771)

Other income (expense)
  Interest income                   42,108         65,522           614,830
  Interest expense                     --            --            (299,098)
                                    42,108         65,522           315,732

   Net loss                      $(616,517)    $ (976,239)      $(6,720,039)

Net loss per share-              $    (.08)    $     (.13)      $      (.93)
  basic and diluted

Weighted average common
shares outstanding-basic         7,819,660      7,749,762         7,207,465
  and diluted
























See accompanying notes to financial statements
                                     3

                    International Sports Wagering Inc.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
               For the Three Months Ended December 31, 1998
                                (Unaudited)




                                                      Deficit
                                                    Accumulated
                                       Additional   During The
                      Common Stock      Paid-In     Development
                    Shares   Amount     Capital        Stage       Total


Balance at
 September 30,1998 7,819,660 $7,820  $10,264,243   $(6,103,522) $4,168,541

Net loss                 --     --         --         (616,517)   (616,517)

Balance at
 December 31,1998  7,819,660 $7,820  $10,264,263   $(6,720,039) $3,552,024



































See accompanying notes to financial statements
                                     4

                    International Sports Wagering Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                 (Unaudited)

                                                            May 22, 1995
                                   Three Months Ended   (Date of Inception)
                                      December 31,        to December 31,
                                    1998         1997           1998
Cash Flows from
 Operating Activities:
  Net loss                      $ (616,517)  $ (976,239)      $(6,720,039)
  Adjustment to reconcile
   net loss to net cash
   (Used in)operating
   activities:
    Depreciation and
     amortization                   81,577      101,935           776,760
    Provision for doubtful
     accounts                          --        48,389            79,497
    Issuance of options
     to consultants                    --           --             14,500
 Changes in assets
   and liabilities:
    Accounts receivable               (956)     (20,439)          (83,854)
    Prepaid expenses and
     other current assets          (31,663)    (132,263)         (137,149)
    Other assets                     8,220         (741)           (7,820)
    Customer deposits                1,195          --             11,685
    Accounts payable               (37,759)     (83,982)           56,870
    Accrued expenses                (3,725)      33,043           152,185
  Net Cash (Used In)
   Operating Activities           (599,628)  (1,030,297)       (5,857,365)
Cash Flows from Investing
 Activities:
  Proceeds from sales of
   investments                   2,693,959    1,987,625        38,888,449
  Purchase of investments       (1,900,000)  (1,499,843)      (41,369,453)
  Purchase of property
   and equipment                    (3,704)     (77,969)       (1,496,340)
 Proceeds from repayments
   of notes receivable               5,577       13,461            71,957
  Issuance of notes receivable        --        (50,000)         (100,000)
  Net Cash Provided By (Used
   In) Investing Activities        795,832      373,274        (4,005,387)
Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of common stock                    --          2,125        10,257,563

Net (Decrease) Increase in
 Cash and Cash Equivalents         196,204     (654,898)          394,811

Cash and Cash Equivalents,
 Beginning of Period               198,607    2,026,313              --

Cash and Cash Equivalents,
 End of Period                  $  394,811  $ 1,371,415       $   394,811

See accompanying notes to financial statements
                                    5

                   International Sports Wagering Inc.
                      Notes To Financial Statements



Note l      Basis of Presentation:


          The information at December 31, 1998 and for the three months ended December 31, 1998 and 1997, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. These Financial Statements should be read in conjunction with the audited Financial Statements for the year ended September 30, 1998 included in the Company s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

Note 2 -    Net Losses per Share of  Common Stock:
          During March 1997, the Financial Accounting Standards Board
          ( FASB ) Released statement of Financial Accounting Standards No.
          128,   Earnings Per Share  ( SFAS128 ).  SFAS 128 establishes
          standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15,1997. Accordingly, effective December 31,1997, the accompanying net loss per share information has been calculated and presented in accordance with the provisions of SFAS 128 and as further prescribed by the relevant Staff Accounting Bulletins of the securities and Exchange Commission.

          Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been

                   International Sports Wagering Inc.
                      Notes To Financial Statements

Note 2   -  Net Losses per Share of  Common Stock: (continued) :

          issued. However, the Company s computations of dilutive net loss per share does not assume any conversion or exercise of securities as their effect is anti-dilutive for all periods presented.

          The weighted average number of shares used in the basic and diluted net loss per share computations for the three months periods ended December 31, 1998 and 1997 and the period from May 22, 1995
          (date of inception) to December 31, 1998 were 7,819,660, 7,749,762, 7,207,465, respectively.

          Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of anti-dilution were 2,319,525 and 2,289,342 for three month periods ending December 31, 1998 and 1997, respectively.


Note 3 -    Accounts and Notes Receivable:


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

Item 2. Management s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation.


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


     On April 23, 1998, the Nevada Gaming Authorities granted an OILS license to the Company. The Company re-commenced operations on May 11, 1998 on a limited basis in two wagering establishments with the Company performing the duties of Hub Operator. During the three months ended December 31, 1998, the System was in operation in a total of four locations. Wagers were accepted on college basketball, professional baseball, and college and professional football. During the hiatus in operations, between mid January, 1998 and mid May, 1998, the Company enhanced the SportXction(tm) System with several new features including an improved parley of sequential bets which had initial testing last winter, and free practice bets. By September 30, 1998, the Company again enhanced the SportXction(tm) System with several new features including one-sided, long-shot propositions.


     On September 23, 1998, the Company announced that it had developed a version of its SportXction(tm) sports wagering system that could be used for betting from home utilizing a PC and modem by bettors who have established and funded accounts at gaming establishments. This modified version of the System is designed for use for legal sports wagering by a bettor from home within the State of Nevada. This System was designed to run on a third-party secure Intranet that assures that players are placing their wagers from within Nevada. On October 26, 1998, Alliance Gaming Corp. ("Alliance") announced that it had developed the Remote Access Verification Environment (RAVE)(tm)* technology which provides the geographic call origination verification of its PC users and is designed to comply with recently adopted Nevada legislation regarding on-line gaming. In October 1998, the Company's revised version of its System in combination with the RAVE(tm) technology was submitted for approval to the Nevada Gaming Authorities. They are currently being tested and may not be introduced for service until such approval is obtained.

*RAVE is a trademark of Alliance Gaming Corporation



     On December 14, 1998, the Company and Alliance signed an agreement pursuant to which the Company received an exclusive license to use the RAVE(tm) technology in connection with legal on-line or telephone betting on races or sports events in conjunction with licensed race and sports books in the State of Nevada. The agreement to license the RAVE(tm) technology is conditioned upon approval by the Nevada Gaming Authorities and remains in effect for a period of seven years after final approval by the Nevada Gaming Authorities is obtained.


     On December 26, 1998, the Company launched sports contests on the Internet using its SportXction(tm) System as a non-wagering game. It conducted approximately 20 contests through January 31,1999 as a trial of the technology without any marketing. The technology trial was successful with modest player participation.


     For the three months ended December 31, 1998 the Company had a net loss of $616,517 or $0.08 loss per share on a basic and fully diluted basis on the 7,819,660 weighted average common shares outstanding, compared with a net loss of $976,239, or $ 0.13 loss per share on a basic and fully diluted basis on the 7,749,762 weighted average common shares outstanding for the three months ended December 31, 1997. Revenues of $4,356 were reported for the three months ended December 31, 1998, compared with revenues of $24,695 reported for the prior period. Prior to being granted an OILS license, including the three months ended December 31, 1997, the Company charged fixed fees for the use of the System to the System operator. Subsequent to the granting of the OILS license to the Company, including the three months ended December 31, 1998, while the Company was operating the System, the Company's revenues represented the net win (i.e. total amount wagered less total amount paid out) of the System.


     The net win is affected by the success (or lack thereof) of the players in making sports wagering bets. The System seeks to induce balanced betting action. It operates most efficiently when there are a substantial number of wagers being placed through the System simultaneously. When the number of wagers through the System is modest, as it has been most of the time the System has been in operation, it is more difficult to attempt to create balanced pools. This tends to result in lower net wins. Revenues have also been adversely affected by the lack of professional basketball due to a labor dispute.


     The decreased loss for the three months ended December 31, 1998 resulted primarily from: marketing expenses which decreased by $182,287 to $94,247, primarily reflecting a decrease in advertising to promote the SportXction(tm) game; expenses associated with the Company s application for an OILS license which decreased by $140,631 to $0, reflecting a non-recurring expense; bad debt expense which decreased by $48,389 to $0, also reflecting a non-recurring expense; depreciation expenses, which decreased by $20,358 from the prior year to $81,381; salary expenses, which increased by $7,987 to $268,850; a decline in interest income which decreased by $23,414 to $42,108 due to reduced investments; and rent expense which increased by $2,880 to $16,086 due to increased lease rates.





     The Company incurred approximately $185,493 in research and development costs for the three months ended December 31, 1998, compared with approximately $263,963 for the comparable prior period.


   The Company continues to be in the development stage, with limited revenues generated from the System. As of December 31, 1998, the Company had cumulative net losses since inception of $6,720,039. It expects to continue to incur substantial losses and negative cash flow at least through fiscal year ended September 30, 1999. Contributing to this are the fact that revenues currently being generated since the resumption of the operation of the System in mid-May, 1998 have been insignificant and the Company's expectation that it will continue to incur substantial research and development expenses for further product enhancement and development activities. As of December 31, 1998 the Company had liquid resources totaling $2,875,815. These include cash and cash equivalents in the amount of $394,811, and short term investments in the amount of $2,481,004 Investments are limited to investment grade marketable securities with maturities of less than 18 months. Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that existing resources will be sufficient to satisfy its contemplated cash requirements for approximately 15 months. Capital expenditures are expected to be limited to purchase of additional computer equipment and leasing additional computer equipment, most of which will be required in connection with its activities relating to legal wagering from home in Nevada. Existing resources will fund these requirements.


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


   At or subsequent to the closing of the IPO, the Company expended approximately $659,000 for repayment of the Bridge Notes; approximately $1,320,000 for the purchase of computer equipment including PBSs; approximately $366,000 for professional fees; approximately $341,000 for directors and officers liability insurance premiums; approximately $542,000 for marketing the System; approximately $132,000 for the purchase of a condominium in Henderson, Nevada for use by its employees while traveling on business in Nevada; and approximately $100,000 for a loan to an officer, of which approximately $28,000 was outstanding as of December 31, 1998. After other expenses, including product enhancement and development, sales and administration, approximately $2,876,000 remained in cash and short-term, interest-bearing, investment grade securities as of December 31, 1998.


   Utilization of the SportXction(tm) sports wagering system in casinos and other gaming establishments has been disappointing to date. The Company believes this is due to a variety of factors including players having to learn a new game, lack of cost effective advertising means to address tourists during their average three day stay, the disinclination of local players to visit major casinos in Las Vegas and the fact that after the System had been operational from late September 1997 to January 1998, the System ceased operating for four months when Yarlow, the then Hub Operator, suffered financial difficulties. In order to encourage more potential players to wager through the System, the Company adapted the System to permit limited time periods of free play and practice betting during the course of a sporting event. It also introduced other new features and enhancements to the System to attract additional players and increase wagering. Despite these new features and enhancements, the revenue generated by the casino based PBSs remains small, and is likely to remain insufficient to avoid continuing loses by the Company for the foreseeable future.

   On November 2, 1998, the Nevada State Gaming Commission adopted amendments to several of its regulations, including Regulation 22 "Race Books and Sports Pools." This revised regulation disallows the acceptance of wagers by race and sports books made by means of telephone or other communications' systems, unless they "... can demonstrate to the chairman's satisfaction that the wagering communications originate from within the State of Nevada." This new regulation is effective on March 1, 1999. It may have the effect of preventing race and sports books, which currently accept telephone wagers, from taking such wagers after March 1, 1999 unless they are able to fulfill the requirements of Regulation 22. The purpose of the RAVE(tm) technology is to fulfill the requirements of the new regulation.

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


   Because of the difficulty of introducing and attracting SportXction(tm) to tourists, which represent the major potential player population for this type of game, the Company s major source of income in the short term cannot be expected to come from players of SportXction(tm) within casinos. The Company has therefore intensified its focus in five areas; (i) SportXction(tm) for wagering from home within the State of Nevada using the RAVE(tm) technology, if it is approved by the Nevada Gaming Authorities, (ii) pre-game betting from home using the Rave(tm) technology, which is currently under development and also requires Nevada Gaming Authorities approval, (iii) non-wagering applica-tions, including games and contests nationally, over the Internet, in all sports, where the Company intends to derive revenue from advertising, merchan-dising, and data-mining, (iv) SportXction(tm) for wagering on the Internet or private networks in those foreign countries where it is legal, and (v) pre-game betting in those foreign countries where it is legal. The Company has recently added soccer, the most popular foreign sport, to the list of sports contests supported by the System.





Year 2000 Issue


   The term "Year 2000 ('Y2K') Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the date in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.
The Y2K computer software compliance issues may affect the Company and most companies in the world. The Company's SportXction(tm) sports wagering System was designed and developed during the past several years. As such, the Company recognized Y2K problem and has attempted to write all of its propri-etary software utilizing four digits in order to avoid a Y2K problem. The Company also utilizes a variety of software products in its database manufac-tured by Microsoft Corporation, all of which are reported to be Y2K compliant.


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


   Through December 31, 1998 the Company estimates that it has spent approximately $35,000 in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Statement of Operations. The Company does not expect that any additional costs to be incurred in its efforts to achieve Y2K compliance will have a material effect on its liquidity or financial condition. The Company intends to fund the costs of becoming Y2K compliant from its available liquid assets.







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


Safe Harbor Statement


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


   Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the ability of the Company to retain any gaming license, required in order for the Company to be able to continue to operate the System, the ability of the Company to attract adequate numbers of players to its SportXction(tm) game, the ability of the Company to develop and market other opportunities for its product, the length of time that the Company s liquid resources will last, the likelihood that the RAVE(tm) technology will be approved by the Nevada Gaming Authorities, the ability of the Company to generate revenue from wagering at home in Nevada or from advertising in conjunction with non wagering applications of the Company s technology, including contests, the ability of the Company to adapt its System for pre-game betting and to attract a sufficient number of players and the ability of the Company to utilize its System for wagering on the Internet or private networks in those foreign countries where it is legal to do so and to attract a sufficient number of players. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, ability of the Company to attract adequate numbers of players to the SportXction(tm) game and ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company s filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Prospectus dated December 11, 1996 and its Form 10-KSB for the fiscal year ended September 30, 1998. The forward-looking statements contained herein represent the Company s judgement as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.













II:  Other Information


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits

               27 - Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended December
               31, 1998.


                                SIGNATURES


     In accordance with the requirements of the Securities Exchange Act or 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        International Sports Wagering Inc.

Dated:  February 12, 1999             By:  /s/ Barry Mindes
                                          Barry Mindes, Chairman of the
                                          Board of Directors
                                          (Principal Executive Officer)

Dated:  February 12, 1999              By: /s/ Bernard Albanese
                                          Bernard Albanese, President,
                                          Treasurer and Director
                                          (Principal Financial Officer)