Form 10QSB
period 1999-03-31
INTERNATIONAL SPORTS WAGERING INC
filed 1999-05-14
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                    OR

(   )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


                        Commission file number   0-21831

                        International Sports Wagering Inc.

(Exact name of Small Business Issuer as specified in its charter)

                 Delaware                              22-3375134

     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)             Identification   No.)

 201 Lower Notch Road, Little Falls, NJ                 07424

    (Address of principal executive
              offices)                                (Zip Code)

Issuer's telephone number, including area code:  (973) 256-8181

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  X     No

There were 7,841,660 shares of Common Stock outstanding at April 30, 1999.

Transitional Small Business Disclosure Format (check one):
Yes          No   X


                        International Sports Wagering Inc.
                                March 31, 1999
                                  FORM 10-QSB

                                     Index

                                                            Page

Part I:   Financial Information

Item 1.   Financial Statements,

          Balance Sheets at March 31, 1999 (Unaudited)
          and September 30, 1998.                              2

          Statement of Operations for the Three and Six
          Months Ended March 31, 1999 and 1998 and May 22,
          1995 (date of inception) to March 31, 1999
          (Unaudited)                                          3

          Statement of Changes in Stockholder s Equity for
          the Six Months Ended March 31, 1999
          (Unaudited)                                           4

          Statements of Cash Flows for the Six Months
          Ended March 31, 1999 and 1998 and May 22,
          1995 (date of inception) to March 31, 1999
          (Unaudited)                                           5

          Notes to Financial Statements                        6-7


Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of
          Operation.                                           8-14

Part II:  Other Information

Item 4.   Submission of Matters to a Vote of Security
          Holders                                               15

Item 6.   Exhibits and Reports on Form 8-K
                                                                16

Signatures                                                      17

                 Part I: Financial Information

Item 1. Financial Statements

                    International Sports Wagering Inc.
                       (A Development Stage Company)
                              Balance Sheets


                                   March 31,  1999      Sept.30, 1998
                                     (Unaudited)          (Note 1)

Current assets:
  Cash and cash equivalents        $  1,598,220        $   198,607
  Accounts receivable                       182              3,401
  Investments                           779,680          3,274,963
  Notes receivable                       21,120             25,000
  Prepaid expenses and other
    current assets                      103,614            105,486
       Total current assets           2,502,816          3,607,457

Property and equipment, net             645,608            800,070
Notes receivable, less current
  portion                                   -                8,620
Other assets                              5,006             13,423
       Total assets                $  3,153,430        $ 4,429,570


                   Liabilities and Stockholders' Equity

Current liabilities:
  Deposits payable                 $      9,149        $    10,490
  Accounts payable                       16,314             94,629
  Accrued expenses                      100,499            155,910
      Total current liabilities         125,962            261,029

Stockholders' Equity:
  Preferred stock, par value $.001
   per share; 2,000,000 shares
   authorized, none issued or
   outstanding                              -                  -
  Common stock, par value $.001 per
   share; 20,000,000 shares auth-
   orized, issued and outstanding
   7,819,660                             7,820              7,820

  Additional paid-in capital        10,264,243         10,264,243
  Deficit accumulated during the
    development stage               (7,244,595)        (6,103,522)

     Total stockholders' equity      3,027,468          4,168,541

      Total liabilities and
        stockholders' equity       $ 3,153,430        $ 4,429,570





                 See accompanying notes to financial statements

                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)



                                                                                May 22, 1995
                             Three Months Ended         Six Months Ended     (Date of Inception)
                                 March 31,                March 31,             to March 31,
                              1999        1998       1999          1998              1999

Revenues                   $   3,847  $   2,455  $     8,203  $    27,150       $    48,201

Costs and expenses
 Research and development
  expense                    197,292    255,697       382,785     519,660        3,162,408
 General and administrative
  expense                    385,169    425,460       862,657   1,227,953        4,500,178
                             582,461    681,157     1,245,442   1,747,613        7,662,586

   Operating loss           (578,614)  (678,702)   (1,237,239) (1,720,463)      (7,614,385)


Other income (expense)
  Interest income             54,058     76,382        96,166     141,904          668,888
  Interest expense               -          -            -            -           (299,098)
                              54,058     76,382       96,166      141,904          369,790

    Net loss               $(524,556) $(602,320) $(1,141,073) $(1,578,559)     $(7,244,595)

Net loss per share-
   basic and diluted       $   (0.07) $   (0.08) $     (0.15) $     (0.20)     $     (1.00)

Weighted average common
 shares outstanding-
 basic and diluted         7,819,660  7,752,292    7,819,660    7,751,013        7,246,541






See accompanying notes to financial statements
                                     3


                   International Sports Wagering Inc.
                     (A Development Stage Company)
                   Statement of Stockholders' Equity
               For the Six Months Ended March 31, 1999
                              (Unaudited)




                                                      Deficit
                                                    Accumulated
                                       Additional   During The
                       Common Stock      Paid-In    Development
                     Shares   Amount     Capital       Stage        Total

Balance at
 September 30,1998  7,819,660 $7,820  $10,264,243  $(6,103,522)   $4,168,541

Net loss for the
 six months ended
 March 31, 1999           -     -            -      (1,141,073)   (1,141,073)

Balance at
 March 31,1999      7,819,660 $7,820  $10,264,263  $(7,244,595)   $3,027,468


















See accompanying notes to financial statements

                          International Sports Wagering Inc.
                            (A Development Stage Company)
                              Statements of Cash Flows
                                     (Unaudited)

                                                            May 22, 1995
                                       Six Months Ended   (Date of Inception)
                                           March 31,        to  March 31,
                                      1999         1998           1999
Cash Flows from
 Operating Activities:
  Net loss                        $ (1,141,073)  $ (1,578,559)  $(7,244,595)
  Adjustment to reconcile net
   loss to net cash (Used in)
   operating activities:
  Depreciation and amortization        163,615        205,871       858,798
  Provision for doubtful accounts          -           75,124        79,497
  Issuance of options
   to consultants                          -               -         14,500
 Changes in assets and liabilities:
  Accounts receivable                    3,219        (22,174)      (79,679)
  Prepaid expenses and other
   current assets                        1,872         19,495      (103,614)
  Customer deposits                     (1,341)           -           9,149
  Other assets                           8,417           (742)       (7,623)
  Accounts payable                     (78,315)       (46,687)       16,314
  Accrued expenses                     (55,411)      (126,695)      100,499
Net Cash (Used In)
 Operating Activities               (1,099,017)    (1,474,367)   (6,356,754)

Cash Flows from Investing
 Activities:
  Proceeds from sales of
   investments                       4,496,720      6,207,529   40,691,210
  Short-term investments            (2,001,437)    (4,703,531) (41,470,890)
  Purchase of property
   and equipment                        (9,153)      (142,676)  (1,501,789)
 Proceeds from repayments
   of notes receivable                  12,500         19,230       78,880
 Issuance of notes receivable              -          (50,000)    (100,000)
Net Cash Provided By (Used In)
 Investing Activities                2,498,630      1,330,552   (2,302,589)

Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of common stock                         -            2,125  10,257,563
Net Cash Provided By Financing
 Activities                                -            2,125
10,257,563
Net (Decrease) Increase in
 Cash and Cash Equivalents           1,399,613       (141,690)  1,598,220

Cash and Cash Equivalents,
 Beginning of Period                   198,607      1,026,313        -

Cash and Cash Equivalents,
 End of Period                    $  1,598,220    $   884,623  $1,598,200



See accompanying notes to financial statements
                                   5

                  International Sports Wagering Inc.
                      Notes To Financial Statements




Note l   Basis of Presentation:


     The information at March 31, 1999 and for the three and six months ended March 31, 1999 and 1998, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 1998 included in the Company s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.


     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange
     Commission.


Note 2 - Net Losses per Share of  Common Stock:


     During March 1997, the Financial Accounting Standards Board
     ( FASB ) Released statement of Financial Accounting Standards No. 128, Earnings Per Share ( SFAS128 ). SFAS 128 establishes standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15,1997. Accordingly, the accompanying net loss per share information has been calculated and presented in accordance with the provisions of SFAS 128 and as further prescribed by Securities and Exchange Commission, Staff Accounting Bulletin No. 98, which is effective Feb. 1998.


     Basic net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, the Company s computations of dilutive net loss per share does not assume any conversion or exercise of securities as their effect is anti-dilutive for all periods presented.










                     International Sports Wagering Inc.
                        Notes To Financial Statements




Note 2 - Net Losses per Share of Common Stock(continued):


     The weighted average number of shares used in the basic and diluted net loss per share computations for the three month periods ended March 31, 1999 and 1998, for the six month periods ended March 31, 1999 and 1998, and the period from May 22, 1995 (date of inception) to March 31, 1999 were 7,819,660, 7,752,292, 7,819,660, 7,751,013, 7,246,541, respectively.

     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of anti-dilution were 2,779,141 and 2,853,408 for three and six month periods ending March 31, 1999 and 1998, respectively.


Note 3 - Accounts and Notes Receivable:


     In June 1997, the Company entered into an agreement with a Nevada casino whereby the Company granted the casino a license to function as the hub operator(the "Hub Operator")of the Company's sports wagering system ( System ). Under the agreement, the Company was to receive a fixed fee based on a per-terminal use basis. In October 1997, an affiliate of the Hub Operator executed a promissory note to the Company for $50,000 loaned to the Hub Operator by the Company. The note provided for principal in the amount of $5,000 and accrued interest at the rate of 10% per annum to be paid in consecutive monthly installments commencing in February 1998 and continuing thereafter, with all amounts fully due by September 1998. The note was guaranteed by two principals of the affiliate of the Hub Operator. The Hub Operator agreement was to terminate in March 1999 or sooner as specified in the agreement. In January 1998, the Hub Operator ceased doing business as a result of financial difficulties unrelated to the operation of the System. For the year ending September 30, 1998, the Company has posted a reserve of $79,497, which represents the above loan of $50,000, and $29,497 in receivables.










Item 2. Management s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation.


Financial Results


     For the three months ended March 31, 1999 the Company had a net loss of $524,556 or $0.07 loss per share on a basic and fully diluted basis on the 7,819,660 weighted average common shares outstanding, compared with a net loss of $602,320 or $ 0.08 loss per share on a basic and fully diluted basis on the 7,752,292 weighted average common shares outstanding for the three months ended March 31, 1998. Revenues of $3,847 were reported for the three months ended March 31, 1999, compared with revenues of $2,455 reported for the prior period. Prior to being granted an OILS license, including during the three months ended March 31, 1998, the Company charged fixed fees for the use of the System to the System operator (see Background ). Subsequent to the granting of the OILS license to the Company, including during the three months ended March 31, 1999, while the Company was operating the System, the Company's revenues represented the net win (i.e. total amount wagered less total amount paid out) of the System.

The net win is affected by the success (or lack thereof) of the players in making sports wagering bets. The System seeks to induce balanced betting action. It operates most efficiently when there are a substantial number of wagers being placed through the System simultaneously. When the number of wagers through the System is modest, as it has been most of the time the System has been in operation, it is more difficult to attempt to create balanced pools. This tends to result in a lower net win.


     The decreased loss for the three months ended March 31, 1999 resulted primarily from: bad debt expense which decreased by $26,735 to $0, reflecting a non-recurring expense; professional fees which decreased by $25,441 to $57,695, reflecting an increased reliance on in-house accounting and SEC report preparation; depreciation expenses, which decreased by $21,898 from the prior year to $81,841; marketing expenses which decreased by $19,920 to $9,569, primarily reflecting a decrease in advertising to promote the SportXction game; salary expenses, which increased by $16,105 to $274,323; general liability insurance, which decreased $13,853 to $27,438 due to lower renewal rates; travel expenses, which decreased by $4,847 to $11,859; rent expense which increased by $2,774 to $16,305 due to increased lease rates; and a decline in interest income which decreased by $29,078 to $54,058 due to reduced investments.


     The Company incurred approximately $197,097 in research and development costs for the three months ended March 31, 1999, compared with approximately $255,697 for the comparable prior period.


     The Company continues to be in the development stage, with limited revenues generated from the System. As of March 31, 1999, the Company had cummulative net losses since inception of $7,244,595. It expects to continue to incur substantial losses and negative cash flow at least through fiscal year ended September 30, 1999. Contributing to this are the fact that revenues currently being generated since the resumption of the operation of the System in mid-May, 1998 have been insignificant and the Company's expectation that it will continue to incur substantial research and development expenses for further product enhancement and development activities. As of March 31, 1999, the Company had liquid resources totaling $2,377,900. These include cash and cash equivalents in the amount of $1,598,220, and short term investments in the amount of $779,680. Investments are limited to investment grade marketable securities with maturities of less than 18 months. Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that existing resources will be sufficient to satisfy its contemplated cash requirements for approximately 12 months.
Capital expenditures are expected to be limited to purchase of additional computer equipment and leasing additional computer equipment, most of which will be required in connection with its activities relating to legal wagering from remote (non-casino) locations in Nevada. Existing resources will fund these requirements.

Recent Developments

     On September 23, 1998, the Company announced that it had developed a version of its SportXction(tm) sports wagering System that could be used for betting from remote (non-casino) locations utilizing a PC and modem by bettors who have established and funded accounts at gaming establishments. This modified version of the System is designed for use for legal sports wagering by bettors from locations anywhere throughout the State of Nevada. This System was designed to run on a third-party secure private network that assures that players are placing their wagers from within Nevada, as required by regulations of the Nevada Gaming Authorities. On
October 26, 1998, Alliance Gaming Corp. ("Alliance") announced that it had developed the Remote Access Verification Environment
(RAVE)(tm)* technology which provides the geographic call origination verification of its PC users and is designed to comply with recently adopted Nevada legislation regarding on-line gaming. In October 1998, the Company's revised version of its System in combination with the RAVE technology was submitted for approval to the Nevada Gaming Authorities. The Company further adapted the
System to permit acceptance of traditional pre-game side and totals wagering and parlays. The Company's revised version of its System, including all of the enhanced capabilities, in combination with the RAVE(tm) technology was submitted to the Nevada Gaming Authorities for approval.

     On May 13, 1999 The Company announced that it had received approval from the Nevada Gaming Control Board to begin a live money trial of the Company's revised version of the SportXction(tm) wagering system. The live money trial is a part of the process by which the Nevada Gaming Authorities test the revised system and determine whether to grant final approval for its use. The revised version will accept both traditional pre-game wagers as well as play-by-play wagers made during the course of the sporting event from remote (non-casino) locations within the State of Nevada through means of a personal computer ("PC"). This is the first system approved for a live money trial by Nevada Gaming Authorities that allows players to place sports wagers from PC's at remote sites.
The Company is in discussions with several Nevada sports books to jointly market this product in Nevada. The sports book would sign up patrons, allowing them to establish accounts, deposit and withdraw funds. The Company would operate the centralized system, running consolidated wagering pools across the many participating sports books. The Company would provide the sports books with a share of the revenue. No assurance can be given that the revised system will be approved by the Nevada Gaming Authorities.


* RAVE(tm) is a trademark of Alliance Gaming Corporation
                               9

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


     On December 26, 1998, the Company launched free sports contests on the Internet using its SportXction(tm) System as a non-wagering game. It conducted approximately 20 contests through January 31,1999 as a trial of the technology without any marketing. The technology trial was successful with modest player participation.


     Utilization of the SportXction(tm) sports wagering system in casinos and other gaming establishments has been disappointing to date. In order to encourage more potential players to wager through the System, the Company adapted the System to permit limited time periods of free play and practice betting during the course of a sporting event. It also introduced other new features and enhancements to the System to attract additional players and increase wagering. Despite these new features and enhancements, the revenue generated by the casino based Player Betting Stations ("PBSs") remains small, and is likely to remain insufficient to avoid continuing loses by the Company for the foreseeable future.


     On November 2, 1998, the Nevada State Gaming Commission adopted amendments to several of its regulations, including Regulation 22 "Race Books and Sports Pools." This revised regulation disallows the acceptance of wagers by race and sports books made by means of telephone or other communications systems, unless they "... can demonstrate to the chairman's satisfaction that the wagering communications originate from within the State of Nevada." This new regulation became effective on March 1, 1999. This regulation may ultimately have the effect of preventing race and sports books, which currently accept telephone wagers, from taking such wagers unless they are able to fulfill the requirements of Regulation 22. At the present time, sports books which have implemented procedures to call back patrons who have placed wagers by telephone have received permission from the Nevada Gaming Authorities to continue accepting such wagers. It is unknown whether or not patron call back procedures will continue to be an acceptable solution in the future. The purpose of the RAVE(tm) technology is to fulfill the requirements of the new regulation.


     The Company is currently expanding the capabilities of the System to allow other types of wagers, in addition to the play-by-play SportXction(tm) wagers. The first phase of this software development has been completed and allows the acceptance by the System of traditional pre-game side and totals wagering and parlays. Ongoing software development will allow the inclusion of teasers, futures, and other exotic wagers. Future enhancements may include the ability to allow pari-mutuel wagers on races. Another possible option is fixed (as opposed to pari-mutuel) odds race wagering, which is very popular in foreign venues. The Company intends to market this modified System, in conjunction with the RAVE(tm) technology, for use for legal sports wagering from remote (non-casino) sites in the State of Nevada (if approved by the Nevada Gaming Authorities) as well as internationally where such forms of wagering are legal.

     Because of the difficulty of introducing and attracting SportXction(tm) to tourists, which represent the major potential player population for this type of game, the Company s major source of income in the short term cannot be expected to come from players of SportXction(tm) within casinos. The Company has therefore intensified its focus in five areas; (i) SportXction(tm) for wagering from other than casinos within the State of Nevada using the RAVE(tm) technology, if it is approved by the Nevada Gaming Authorities,
(ii) pre-game betting using the Rave technology, which also requires Nevada Gaming Authorities approval, (iii) non-wagering applications, including games and contests nationally, over the Internet, in all sports, where the Company intends to derive revenue from advertising, merchandising, and data-mining, (iv) SportXction(tm) for wagering on the Internet or private networks in those foreign countries where it is legal, and (v) pre-game betting in those foreign countries where it is legal. The Company has recently added soccer, the most popular foreign sport, to the list of sports contests supported by the System.


Background


     In June 1997, the Company retained Yarlow, Inc. ("Yarlow") d/b/a Tom's Sunset Casino to operate the Company's SportXction(tm) sports wagering System until the later of June 1998 or such time as the Company received a Nevada gaming license as an operator of an inter-casino linked system ("OILS license"), permitting it to operate the System. The Company applied for an OILS license in July 1997. On January 13, 1998, the Company announced that Yarlow had suspended operation of Tom's Sunset Casino, including operation of the SportXction(tm) System, as a result of financial difficulties unrelated to the System.


     Live operation of the System commenced on September 21, 1997 and by January, 1998, when operation of the System was temporarily suspended, as described above, the System was in operation at eight inter-linked casinos and gaming establishments in Nevada, with simultaneous wagering conducted through approximately 220 player-betting stations installed at those eight establishments.


     On April 23, 1998, the Nevada Gaming Authorities granted an
OILS license to the Company. The Company re-commenced operations on May 11, 1998 with the Company performing the duties of Hub
Operator. During the three months ended March 31, 1999, the System was in operation in a total of three locations. During the hiatus in operations, between mid January, 1998 and mid May, 1998, the Company enhanced the SportXction(tm) System with several new features including an improved parley of sequential bets which had initial testing last winter, and free practice bets. By September 30, 1998, the Company again enhanced the SportXction(tm) System with several new features including one-sided, long-shot propositions.

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


   At or subsequent to the closing of the IPO, the Company expended approximately $659,000 for repayment of certain Bridge Notes; approximately $1,326,000 for the purchase of computer equipment including player betting stations; approximately $503,000 for professional fees; approximately $364,000 for directors and officers liability insurance premiums; approximately $552,000 for marketing the System; approximately $132,000 for the purchase of a condominium in Henderson, Nevada for use by its employees while traveling on business in Nevada; and approximately $100,000 for a loan to an officer, of which approximately $21,000 was outstanding as of March 31, 1999. After other expenses, including product enhancement and development, sales and administration, approximately $2,378,000 remained in cash and short-term, interest-bearing, investment grade securities as of March 31, 1999.


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


   Through March 31, 1999 the Company estimates that it has spent approximately $35,000 in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Statement of Operations. The Company does not expect that any additional costs to be incurred in its efforts to achieve Y2K compliance will have a material effect on its liquidity or financial condition. The Company intends to fund the costs of becoming Y2K compliant from its available liquid assets.


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


Safe Harbor Statement


   The preceding "Y2K problem" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Y2K problem" discussion and elsewhere in this Management's Discussion and Analysis, the words "believes," "expects," "estimates," "may" and similar expressions are intended to identify forward-looking statements Forward-looking statements include, without limitation, the estimated cost of becoming Y2K compliant and the Company's belief that its Systems and equipment will be Y2K compliant in a timely manner and that the readiness of its customers and suppliers to be Y2K compliant will not have a material impact on the Company. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and rededicate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. If the modifications and conversions required to make the Company Y2K compliant are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.


     Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the ability of the Company to retain any gaming licenses required in order for the Company to be able to continue to operate the System, the ability of the Company to attract adequate numbers of players to its SportXction(tm) game, the ability of the Company to develop and market other opportunities for its product, the length of time that the Company s liquid resources will last, the likelihood that the RAVE(tm) technology and the Company's modified system for betting from remote locations will be approved by the Nevada Gaming Authorities, the ability of the Company to generate revenue from wagering at remote locations in Nevada or from advertising in conjunction with non-wagering applications of the Company s technology, including contests, the ability of the Company to adapt its System for pre-game betting and to attract a sufficient number of players and the ability of the Company to utilize its System for wagering on the Internet or private networks in those foreign countries where it is legal to do so and to attract a sufficient number of players.
Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, ability of the Company to attract adequate numbers of players to the SportXction(tm) game and ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company s filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Prospectus dated December 11, 1996 and its Form
10-KSB for the fiscal year ended September 30, 1998. The forward-looking statements contained herein represent the Company s judgement as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.







                                     14
II:  Other Information


Item 4.   Submission of Matters to a Vote of Security Holders


          On February 26, 1999 the Company held its Annual Meeting of Stockholders for the purpose of acting on (i) the election of a board of five directors; (ii) a proposal to approve the continuation of the Company s 1995 Stock Option Plan and the 1996 Stock Option Plan, each as amended; and (iii) a proposal to ratify the selection of KPMG Peat Marwick LLP as the Company s independent public accountants for the fiscal year ending September 30, 1999. Each matter submitted to the stockholders was described in a Notice of Annual Meeting and Proxy Statement furnished to the Company s Stockholders in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended, and each matter was approved as follows:

(i)  Election of Directors


                              For            Withheld
     Bernard Albanese         7,013,402      39,550

     Fredric Kupersmith       7,013,402      39,550

     Janet Mandelker          7,013,302      39,650

     Barry Mindes             7,013,402      39,550

     Harold Rapaport          7,013,402      39,550


(ii) The continuation of the 1995 Stock Option Plan and the 1996
     Stock Option Plan, each as amended


                         For            Withheld       Abstain
                         6,926,930      108,505        17,517


(iii) Ratification of the selection of KPMG LLP as the Company s independent public accountants for the fiscal year ended September 30, 1999


                              For            Withheld       Abstain
                            7,037,052         14,700         1,200








                                     1
                                     5
Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits

               27 - Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.







                                    16


                                SIGNATURES

     In accordance with the requirements of the Securities Exchange Act or 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            International Sports
Wagering Inc.






Dated:  May 14, 1999                        By: /s/ Barry Mindes

                                            Barry Mindes, Chairman of
                                              the Board of Directors
                                              (Principal Executive Officer)



Dated:  May 14, 1999                        By: /s/ Bernard Albanese

                                                 Bernard Albanese, President,
                                               Treasurer and Director
                                                 (Principal Financial Officer)