Form 10QSB
period 1999-06-30
INTERNATIONAL SPORTS WAGERING INC
filed 1999-08-05
CIK 1025995

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

There were 7,852,993 shares of Common Stock outstanding at July 30, 1999.

Transitional Small Business Disclosure Format (check one):
Yes          No   X














                        International Sports Wagering Inc.
                              June 30, 1999
                               FORM 10-QSB

                                 Index

                                                                 Page

Part I:   Financial Information

Item 1.   Financial Statements,

          Balance Sheets at June 30, 1999 (Unaudited)
          and September 30, 1998.                                   2

          Statement of Operations for the Three and Nine
          Months Ended June 30, 1999 and 1998 and May 22,
          1995 (date of inception) to June 30, 1999
          (Unaudited)                                               3

          Statement of Changes in Stockholder s Equity for
          the Nine Months Ended June 30, 1999
          (Unaudited)                                               4

          Statements of Cash Flows for the Nine Months
          Ended June 30, 1999 and 1998 and May 22,
          1995 (date of inception) to June 30, 1999
          (Unaudited)                                               5

          Notes to Financial Statements                            6-7

Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations or Plan of
          Operation.                                               8-14

Part II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K                         15

Signatures                                                         16


                    Part I: Financial Information

Item 1. Financial Statements

                    International Sports Wagering Inc.
                       (A Development Stage Company)
                              Balance Sheets


                                            June 30, 1999       Sept.30, 1998
                                              (Unaudited)           (Note 1)

Current assets:
  Cash and cash equivalents                  $    133,438         $   198,607
  Accounts receivable                                   2               3,401
  Investments                                   1,851,140           3,274,963
  Notes receivable                                  5,984              25,000
  Prepaid expenses and other current assets        78,406             105,486
       Total current assets                     2,068,970           3,607,457

Property and equipment, net                       564,880             800,070
Notes receivable, less current portion                -                 8,620
Other assets                                        5,006              13,423
       Total assets                          $  2,638,856         $ 4,429,570

                   Liabilities and Stockholders' Equity

Current liabilities:
  Deposits payable                           $      9,196         $    10,490
  Accounts payable                                 18,544              94,629
  Accrued expenses                                 67,494             155,910
      Total current liabilities                    95,234             261,029

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized, none
   issued or outstanding                              -                   -
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized,
   issued and outstanding 7,841,660
   and 7,819,660 shares, respectively               7,842               7,820
  Additional paid-in capital                   10,280,061          10,264,243
  Deficit accumulated during the
    development stage                          (7,744,281)         (6,103,522)

     Total stockholders' equity                 2,543,622           4,168,541

      Total liabilities and
        stockholders' equity                  $ 2,638,856         $ 4,429,570








See accompanying notes to financial statements

                       International Sports Wagering Inc.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)





                                                                            May 22, 1995
                             Three Months Ended        Nine Months Ended  (Date of Inception)
                                 June 30,                June 30,         to June 30,
                              1999        1998       1999          1998        1999

Revenues                   $   1,413  $   2,193  $     9,616  $    29,343    $    49,614

Costs and expenses
 Research and development
  expense                    228,012    221,158      610,797      740,818      3,390,420
 General and administrative
  expense                    290,659    650,063    1,153,316    1,878,016      4,790,837
                             518,671    871,221    1,764,113    2,618,834      8,181,257

   Operating loss           (517,258)  (869,028)  (1,754,497)  (2,589,491)    (8,131,643)


Other income (expense)
  Interest income             17,572     54,667      113,738      196,571        686,460
  Interest expense               -          -            -            -         (299,098)
                              17,572     54,667      113,738      196,571        387,362

   Net loss                $(499,686) $(814,361) $(1,640,759) $(2,392,920)   $(7,744,281)

Net loss per share-
   basic and diluted       $   (0.06) $   (0.10) $     (0.21) $     (0.31)   $     (1.06)

Weighted average common
 shares outstanding-
 basic and diluted         7,835,374  7,802,881    7,824,898    7,707,622      7,282,225















See accompanying notes to financial statements

                   International Sports Wagering Inc.
                     (A Development Stage Company)
                   Statement of Stockholders' Equity
               For the Nine Months Ended June 30, 1999
                              (Unaudited)




                                                      Deficit
                                                    Accumulated
                                       Additional   During The
                       Common Stock      Paid-In    Development
                     Shares   Amount     Capital       Stage       Total


Balance at
 September 30,1998 7,819,660 $7,820  $10,264,243  $(6,103,522)  $4,168,541

Net loss for the
 nine months ended
  June 30, 1999          --     --           --    (1,640,759)  (1,640,759)

Issuance of common
Stock through
exercise of
options               22,000     22       15,818           --       15,840

Balance at
  June 30,1999     7,841,660 $7,842  $10,280,061  $(7,744,281)  $2,543,622






















See accompanying notes to financial statements

                          International Sports Wagering Inc.
                            (A Development Stage Company)
                              Statements of Cash Flows
                                     (Unaudited)

                                                            May 22, 1995
                                       Nine Months Ended   (Date of Inception)
                                           June 30,        to June 30,
                                      1999         1998          1999
Cash Flows from
 Operating Activities:
  Net loss                        $ (1,640,759)  $ (2,392,920)  $ (7,744,281)
  Adjustment to reconcile net
   loss to net cash (Used in)
   operating activities:
  Depreciation and amortization        246,608        313,871        941,791
  Provision for doubtful accounts          -           25,124         79,497
  Reserve for uncollectibility             -           50,000
  Issuance of options
   to consultants                          -               -          14,500
 Changes in assets and liabilities:
  Accounts receivable                    3,399        (24,797)       (79,499)
  Prepaid expenses and other
   current assets                       27,080         86,292        (78,406)
  Customer deposits                     (1,294)         8,461          9,196
  Other assets                           8,417           (742)        (7,623)
  Accounts payable                     (76,085)        (1,751)        18,544
  Accrued expenses                     (88,416)      (109,888)        67,494
Net Cash (Used In)
 Operating Activities               (1,521,050)    (2,046,350)    (6,778,787)

Cash Flows from Investing
 Activities:
  Proceeds from sales of
   investments                       5,276,400      8,744,900     41,470,890
  Short-term investments            (3,852,577)    (7,144,625)   (43,322,030)
  Purchase of property
   and equipment                       (11,418)      (155,862)    (1,504,054)
  Proceeds from repayments
   of notes receivable                  27,636         28,845         94,016
  Issuance of notes receivable             -          (50,000)      (100,000)
Net Cash Provided By (Used In)
 Investing Activities                1,440,041      1,423,258     (3,361,178)

Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of common stock                      15,840         47,377     10,273,403
Net Cash Provided By Financing
 Activities                             15,840         47,377     10,273,403
Net (Decrease) Increase in
 Cash and Cash Equivalents             (65,169)      (575,715)       133,438

Cash and Cash Equivalents,
 Beginning of Period                   198,607      1,026,313            -

Cash and Cash Equivalents,
 End of Period                    $    133,438   $    450,598   $    133,438


See accompanying notes to financial statements.

                  International Sports Wagering Inc.
                      Notes To Financial Statements




Note l   Basis of Presentation:


     The information at June 30, 1999 and for the three and nine months ended June 30, 1999 and 1998, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 1998 included in the Company s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.


     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.


Note 2 - Net Loss per Share:

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

                     International Sports Wagering Inc.
                        Notes To Financial Statements




Note 2 - Net Losses per Share of Common Stock(continued):


     The weighted average number of shares used in the basic and diluted net loss per share computations for the three month periods ended June 30, 1999 and 1998, for the nine month periods ended June 30, 1999 and 1998, and the period from May 22, 1995 (date of inception) to June 30, 1999 were 7,835,374, 7,802,881, 7,824,898, 7,707,622, 7,282,225, respectively.


     Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of anti- dilution were 2,810,217 and 2,773,695 for three and nine month periods ending June 30, 1999 and 1998, respectively.


Note 3 - Accounts and Notes Receivable:


     In June 1997, the Company entered into an agreement with a Nevada casino whereby the Company granted the casino a license to function as the hub operator(the "Hub Operator")of the Company's sports wagering system
     ( System ). Under the agreement, the Company was to receive a fixed fee based on a per-terminal use basis. In October 1997, an affiliate of the Hub Operator executed a promissory note to the Company for $50,000 loaned to the Hub Operator by the Company. The note provided for principal in the amount of $5,000 and accrued interest at the rate of 10% per annum to be paid in consecutive monthly installments commencing in February 1998 and continuing thereafter, with all amounts fully due by September 1998. The note was guaranteed by two principals of the affiliate of the Hub Operator. The Hub Operator agreement was to terminate in March 1999 or sooner as specified in the agreement. In January 1998, the Hub Operator ceased doing business as a result of financial difficulties unrelated to the operation of the System. For the year ending September 30, 1998, the Company has recorded a reserve of $79,497, which represents the above loan of $50,000, and $29,497 in receivables.

Item 2. Management s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation.


Financial Results


     For the three months ended June 30, 1999 the Company had a net loss of $499,686 or $0.06 loss per share on a basic and fully diluted basis on the 7,835,374 weighted average common shares outstanding, compared with a net loss of $814,361 or $ 0.10 loss per share on a basic and fully diluted basis on the 7,802,881 weighted average common shares outstanding for the three months ended June 30, 1998. Revenues of $1,413 were reported for the three months ended June 30, 1999, compared with revenues of $2,193 reported for the prior period. Prior to being granted an OILS license, the Company charged fixed fees for the use of the System to the System operator (see Background ). Subsequent to the granting of the OILS license to the Company, including during the three months ended June 30, 1999 and 1998, while the Company was operating the System, the Company's revenues represented the net win (i.e. total amount wagered less total amount paid out) of the System.

     The net win is affected by the success (or lack thereof) of the players in making sports wagering bets. The System automatically seeks to induce balanced betting action for play-by-play type wagers. It operates most efficiently when there are a substantial number of wagers being placed through the System simultaneously. When the number of wagers through the System is modest, as it has been most of the time the System has been in operation, it is more difficult to attempt to create balanced pools. This tends to result in a lower net win.

     The decreased loss for the three months ended June 30, 1999, compared with the three months ended June 30, 1998, resulted primarily from: marketing expenses which decreased by $99,767 to $3,277, primarily reflecting a decrease in advertising to promote the SportXction(TM) game; salary expenses, which decreased by $63,099 to $248,269; severance pay expense which decreased by $43,500 to $0;depreciation expenses, which decreased by $25,302 from the prior year to $82,797; general liability insurance, which decreased $18,215 to $27,428 due to lower renewal rates; travel expenses, which decreased by $12,103 to $12,869; recruitment expense which decreased by $21,534; bad debt expense which decreased $6,107 to $0; rent expense which increased by $2,774 to $16,305 due to increased lease rates; and a decline in interest income which decreased by $28,225 to $17,572 due to reduced investments.

     The Company incurred approximately $228,012 in research and development costs for the three months ended June 30, 1999, compared with approximately $221,158 for the comparable prior period.

     The Company continues to be in the development stage, with limited revenues generated from the System. As of June 30, 1999, the Company had cumulative net losses since inception of $7,744,281. It expects to continue to incur substantial losses and negative cash flow at least through the fiscal period ended March 31, 2000. Contributing to this are the fact that revenues currently being generated since the resumption of the operation of the System in mid-May, 1998 have been insignificant and the Company's expectation that it will continue to incur substantial research and development expenses for further product


                                   8
                                                                               8
enhancement and development activities. As of June 30, 1999, the Company had liquid resources totaling $1,984,578. These include cash and cash equivalents in the amount of $133,438, and short term investments in the amount of $1,851,140. Investments are limited to investment grade marketable securities with maturities of less than 18 months. Based upon its current proposed plans and assumptions relating to its operations, the Company anticipates that existing resources will be sufficient to satisfy its contemplated cash requirements for approximately 12 months. Capital expenditures are expected to be limited to purchase of additional computer equipment and leasing additional computer equipment, most of which will be required in connection with its activities relating to legal wagering from remote (non-casino) locations in Nevada. Existing resources will fund these requirements.

Recent Developments

     The Company announced on July 20, 1999 that it signed agreements with seven Nevada casino based sports books to jointly market the Company s newest version of its SportXction(TM)wagering system. This new version will allow players to make legal sports wagers from PC s linked via telephone lines from remote
(non-sportsbook) locations anywhere throughout the State of Nevada.   The
system will accept wagers by bettors who have established and funded accounts at gaming establishments. This System was designed to run on a third-party secure private network that assures that players are placing their wagers from within Nevada, as required by regulations of the Nevada Gaming Authorities.

     On May 13, 1999 The Company announced that it had received approval from the Nevada Gaming Control Board to begin a live money trial of this revised version of the SportXction(TM) wagering system. This live trial commenced on August 2, 1999 with four participating sports books, two in Las Vegas, and two in Reno and environs. The live trial is currently ongoing. The live money trial is a part of the process by which the Nevada Gaming Authorities test the revised system and determine whether to grant final approval for its use. The revised version will accept both traditional pre-game wagers as well as play-by- -play wagers made during the course of the sporting event from remote (non-casino) locations within the State of Nevada through means of a personal computer("PC"). This is the first and only system thus far, which has received either final or live money trial approval by Nevada Gaming Authorities, which allows players to place sports wagers from PC's at remote sites. The sports book would sign up patrons, allowing them to establish accounts, deposit and withdraw funds. The Company would operate the centralized system, running consolidated wagering pools across the many participating sports books. The Company would provide the sports books with a share of the revenue. No assurance can be given that the revised system will be approved by the Nevada Gaming Authorities.

     On December 26, 1998, the Company launched free sports contests on the Internet using its SportXction(TM) System as a non-wagering game. It conducted approximately 20 contests through January 31,1999 as a trial of the technology without any marketing. The technology trial was successful with modest player participation.

     Utilization of the SportXction(TM) sports wagering system in casinos and other gaming establishments has been disappointing to date. In order to encourage more potential players to wager through the System, the Company introduced several new features and enhancements to the System to attract additional players and increase wagering. Despite these new features and enhancements, the revenue generated by the casino based Player Betting Stations ("PBSs") remains small, and is likely to remain insufficient to avoid continuing loses by the Company for the foreseeable future. Management has therefore strategically repositioned the Company from being solely the provider of the in-casino SportXction(TM) play-by-play sports wagering game, into a Nevada state-wide sports wagering service. To the extent that the at home wagering marketplace may compete for the same players with the in-casino wagering terminals, it may not be economically prudent to continue to maintain the dual wagering environments.

     On December 14, 1998, the Company and Alliance signed an agreement pursuant to which the Company received an exclusive license to use the RAVE(TM) technology in connection with legal on-line or telephone betting on races or sports events in conjunction with licensed race and sports books in the State of Nevada. The agreement to license the RAVE technology is conditioned upon approval by the Nevada Gaming Authorities and remains in effect for a period of seven years after final approval by the Nevada Gaming Authorities is obtained.

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

     The Company is currently expanding the capabilities of the System to allow other types of wagers. The first phase of this software development has been completed and allows the acceptance by the System of traditional pre-game side and totals wagering and parlays. This phase is now undergoing a live money trial for the Nevada Gaming Control Board. Ongoing software development is intended to allow the inclusion of teasers, futures, and other exotic wagers. Future enhancements could include the ability to allow pari-mutuel wagers on races. Another possible option is fixed (as opposed to pari-mutuel) odds race wagering, which is very popular in foreign venues. As these enhancements are completed, the Company intends to market the enhanced System, for use for legal sports wagering from remote (non-casino) sites in the State of Nevada as well as internationally where such forms of wagering are legal. All enhancements would have to be approved by the Nevada Gaming Authorities before use for live money wagering in the State of Nevada.

     The wagering pools for traditional pre-game, including parlays, teasers, and other exotic wagers, are more difficult to balance than play-by-play wagers due to the larger size of those wagers, as well as the decreased likelihood of multiple wagers being placed simultaneously. As the proportion of traditional wagers increases, the Company s revenues, to the extent they are based on net win, may be subject to increased volatility related to the success (or lack thereof) of the players in making these types of sports wagers.

* RAVE(TM) is a trademark of Alliance Gaming Corporation

     The Company has intensified its marketing focus in several areas; (i) pre-game and play-by-play wagering from remote (non-casino) locations within the State of Nevada using the RAVE(TM) technology, (ii) pre-game and play-by-play wagering on the Internet or private networks in those foreign countries where it is legal, and (iii) non-wagering applications, including games and contests nationally, over the Internet, where the Company intends to derive revenue from advertising, merchandising, and data-mining. All wagering products and systems may require approval by the appropriate local gaming authorities. The Company has recently added soccer, the most popular foreign sport, to the list of sports contests supported by the System.


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

     On April 23, 1998, the Nevada Gaming Authorities granted an OILS license to the Company. The Company re-commenced operations on May 11, 1998 with the Company performing the duties of Hub Operator. During the three months ended June 30, 1999, the System was in operation in a total of three locations. During the hiatus in operations, between mid January, 1998 and mid May, 1998, the Company enhanced the SportXction(TM) System with several new features including an improved parley of sequential bets which had initial testing last winter, and free practice bets. By September 30, 1998, the Company again enhanced the SportXction(TM) System with several new features including one-sided, long-shot propositions.

     On September 23, 1998, the Company announced that it had developed a version of its SportXction(TM) sports wagering System that could be used for betting from remote (non-casino) locations utilizing a PC and modem by bettors who have established and funded accounts at gaming establishments.
This modified version of the System is designed for use for legal sports wagering by bettors from locations anywhere throughout the State of Nevada.
This System was designed to run on a third-party secure private network that assures that players are placing their wagers from within Nevada, as required by regulations of the Nevada Gaming Authorities. The Company further enhanced the System to permit acceptance of traditional pre-game side and totals wagering and parlays. The Company's revised version of its System, including all of the enhanced capabilities, in combination with the RAVE(TM) technology, was submitted to the Nevada Gaming Authorities for approval.


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


   At or subsequent to the closing of the IPO, the Company expended approximately $659,000 for repayment of certain Bridge Notes; approximately $1,328,000 for the purchase of computer equipment including player betting stations; approximately $572,000 for professional fees; approximately
$388,000 for directors and officers liability insurance premiums;
approximately $555,000 for marketing the System; approximately $132,000 for the purchase of a condominium in Henderson, Nevada for use by its employees while tRAVE(TM)ling on business in Nevada; and approximately $100,000 for a loan to an officer, of which approximately $6,000 was outstanding as of June 30, 1999. After other expenses, including product enhancement and development, sales and administration, approximately $1,985,000 remained in cash and short-term, interest-bearing, investment grade securities as of June 30, 1999.


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






   Based upon its efforts to date, the Company does not believe that its System requires any material modifications or replacements in order to be Y2K compliant. The Company does not believe that the readiness of its customers and suppliers to be Y2K compliant will have a material impact on the Company. The Company is in the process of developing contingency plans relating to the Y2K problems to the extent such plans are possible. Such plans are expected to be developed by September 1, 1999. These plans will attempt to mitigate both internal risks of the Y2K problem with any risks that may be impacted by the Company's customers and suppliers. The Company believes, however, that due to the widespread nature of potential Y2K issues, the contingency planning process is an ongoing one which may require further modifications as the Company obtains additional information regarding any Y2K problems affecting the Company's systems and equipment and regarding the status of its suppliers and customers regarding their becoming Y2K compliant.


   Through June 30, 1999 the Company estimates that it has spent approximately $40,000 in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Statement of Operations. The Company does not expect that any additional costs to be incurred in its efforts to achieve Y2K compliance will have a material effect on its liquidity or financial condition. The Company intends to fund the costs of becoming Y2K compliant from its available liquid assets.


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


Safe Harbor Statement


   The preceding "Y2K problem" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Y2K problem" discussion and elsewhere in this Management's Discussion and Analysis, the words "believes," "expects," "estimates," "may" and similar expressions are intended to identify forward-looking statements Forward-looking statements include, without limitation, the estimated cost of becoming Y2K compliant and the Company's belief that its Systems and equipment will be Y2K compliant in a timely manner and that the readiness of its customers and suppliers to be Y2K compliant will not have a material impact on the Company. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and irradiate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. If the modifications and conversions required to make the Company Y2K compliant are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.


     Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements, within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the ability of the Company to retain any gaming licenses required in order for the Company to be able to continue to operate the System, the ability of the Company to attract adequate numbers of players to its SportXction(TM) game, the ability of the Company to develop and market other opportunities for its product, the length of time that the Company's liquid resources will last, the likelihood that the RAVE(TM) technology and the Company's modified system for betting from remote locations will be approved by the Nevada Gaming Authorities, the ability of the Company to generate revenue from wagering at remote locations in Nevada or from advertising in conjunction with non-wagering applications of the Company's technology, including contests, the ability of the Company to adapt its System for pre-game betting and to attract a sufficient number of players and the ability of the Company to utilize its System for wagering on the Internet or private networks in those foreign countries where it is legal to do so and to attract a sufficient number of players. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, ability of the Company to attract adequate numbers of players to the SportXction(TM) game and ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Prospectus dated December 11, 1996 and its Form 10-KSB for the fiscal year ended September 30, 1998. The forward-looking statements contained herein represent the Company s judgement as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.















II:  Other Information


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits

               27 - Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.























                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act or 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            International Sports Wagering Inc.


Dated:  August 4, 1999                       By: /s/ Barry Mindes

                                                Barry Mindes, Chairman of
                                                 the Board of Directors
                                                (Principal Executive Officer)



Dated:  August 4, 1999                      By: /s/ Bernard Albanese

                                               Bernard Albanese, President,
                                                Treasurer and Director
                                                (Principal Financial Officer)



















