Form 10KSB
period 1999-09-30
INTERNATIONAL SPORTS WAGERING INC
filed 2000-01-13
CIK 1025995

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1999
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________
         to ________
                      -------------------------------------

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

                    Issuer's telephone number: (973) 256-8181

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                               Redeemable Warrants
                               -------------------
                                (Title of class)

                      -------------------------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |
         The issuer's revenues for its most recent fiscal year (ended September 30, 1999) were $10,990.
         The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of December 17, 1999 was approximately $8,771,000.
         The number of shares of outstanding Common Stock, $.001 par value, as of December 17, 1999 was 7,853,993.
         The issuer hereby incorporates by reference into Part III of this report, its definitive proxy statement to be filed on or prior to January 28, 2000. If the definitive proxy statement is not filed on or prior to January 28, 2000, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 2000.
         Transitional Small Business Disclosure Format (check one):
YES  | | NO |X|

                                Introductory Note

     International Sports Wagering Inc. is a development stage company that has designed and developed an interactive, proprietary, PC-based computer system that enables users to wager during the course of a sporting event.

         Certain statements in this Report on Form 10-KSB ("Report") under the captions "Item 1. Description of Business, "Item 6. Management's Discussion and Analysis" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding potential market size, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players for its SportXction(TM) sports wagering game and traditional pre-game wagering from remote (non-casino) locations, whether or not any pending licensing negotiations will be concluded favorably, the ability of the Company to raise additional financing if required, the length of time the Company's cash resources will last and meeting its cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such factors include, among others, the following: single product; limited contracts; uncertain market acceptance; development stage company; expectation of losses; small wagering pools; capital requirements; need for additional financing; governmental regulation; competition and rapid technological change; uncertainties regarding intellectual property; management for growth; dependence on key personnel; limited marketing experience; need for additional personnel; limited market size; seasonality of sporting events; possible exclusive relationships between casinos and third parties; possible objections by leagues and broadcasters; control by management; possible volatility of market price of common stock and warrants; NASDAQ delisting; low stock price; and other factors referred to in this Report (see "Item 1. Description of Business-Important Factors Regarding Forward- Looking Statements and Other Risks"). When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

         Item 1.           Description of Business

         Subsequent Event

         On January 12, 2000, the Company sold to accredited investors ("Investors") in a private transaction not registered under the Securities Act of 1933, as amended (the "Act"), 800,000 shares (the "Shares") of the Company's Common Stock, par value $.001 per share, for $1,000,000, or $1.25 per share. The Company also agreed that if by April 11, 2000 it did not enter into a transaction (the "Subsequent Transaction") relating to the licensing of its proprietary software and intellectual proprietary, pursuant to which Subsequent Transaction the Company is to receive at least $7.5 million during the period of three years after the date of the Subsequent Transaction, then it would either
(a) refund to the Investors a total of $520,000 or (b) deliver to the Investors a total of 866,667 additional shares (the "Additional Shares"). The Company must determine by no later than February 11, 2000 which of the foregoing alternatives it would elect if the Subsequent Transaction does not occur. The Company also agreed to promptly file a Registration Statement with the Securities and Exchange Commission in order to register the Shares and Additional Shares, if any, under the Act. The Company believes that it was in the best interest of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources (a) provide the Company with the funds necessary to continue its business and its research and development activities while pursuing negotiation of several domestic and international licensing opportunities; and (b) help the Company in its attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ (see "Important Factors Regarding Forward Looking Statements and Other Risks - NASDAQ Delisting; Low Stock Price; Net Tangible Assets").

         History

         International Sports Wagering Inc., a Delaware corporation (the "Company"), is a development stage company. The Company commenced operations in May 1995 and is the successor by merger to Systems Enterprises, Inc., which was organized in December 1992. The Company's SportXction(TM) sports wagering system (the "System") was conceived by the Company's founder, Mr. Barry Mindes, who together with Mr. Bernard Albanese, developed a simulation of the System for use in determining whether casinos had interest in the System. Additionally, patent applications covering the System were prepared and filed with the U.S. Patent and Trademark Office ("PTO") and corresponding foreign patent applications were also filed. Prior to its initial public offering, commencing in May 1995, the Company raised approximately $1,700,000 in equity capital and, subsequently, net proceeds of approximately $550,000 through a bridge financing. After the initial equity capital was raised, personnel, consisting primarily of software engineers and programmers, were recruited and hired and the Company engaged in research and development and testing of the System. These activities included writing software, developing required mathematical algorithms, performing statistical modeling, selecting and configuring the hardware needed for the System and determining the initial betting propositions to be offered. The Company tested the System in a non-wagering environment and then conducted its own live trial in a wagering environment using play money. Thereafter, in mid-1996, the Company sought approval for use of the System from the Nevada Gaming Authorities (as hereinafter defined). On December 11, 1996, the Company consummated its initial public offering (the "IPO") pursuant to which it sold 1,725,000 Units (including over-allotments) for gross proceeds of $10,350,000. Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share (the "Common Stock"), and one Redeemable Warrant (collectively, the "Warrants") to purchase one share of Common Stock at an exercise price of $7.20 per share, which Warrants expire on December 11, 2001. The Common Stock and Warrants now trade separately on the NASDAQ Small Cap Market and no longer trade as a Unit.

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

         The System's proprietary software permits fixed price betting during the course of a sporting event by attempting to continuously balance the betting pool on each betting proposition to within a pre-set level. In general, a balanced pool is achieved when the money bet on one side of a betting proposition is sufficient to pay off the winners on the other side of that proposition, should the other side win. Wagers may be placed simultaneously at computer terminals located at multiple inter-linked casinos and other sports wagering facilities. The System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, adding winnings and subtracting losses. The Company recently developed a version of its System for use by players betting from remote (non-casino or sportsbook) locations using a personal computer ("PC") and a modem. This version of the System, which was recently approved for use by the Nevada Gaming Authorities, accepts both traditional pre-game wagers as well as play-by-play wagers (see "Recent Developments" and "Governmental Regulation").

         On October 24, 1996, the Company completed a pre-trial of the System (with play money) and, on November 25, 1996, the Company completed a live trial (with real money) at the Excalibur Hotel & Casino in Las Vegas, Nevada. Completion of the trial was one of the conditions for obtaining approval by the Nevada State Gaming Control Board (the "Nevada Board") for the use of the System. On January 6, 1997, the System was approved by the Nevada Board for use in individual casinos. After additional modifications to the System, the Company submitted the System to the Nevada Board for approval for use in wide area operations. On August 21, 1997, the Nevada Gaming Commission (the "Nevada Commission") approved the System for use in wide area operations. (The Nevada Board and Nevada Commission are collectively referred to herein as the "Nevada Gaming Authorities.") Wide area operations permit wagering during the course of sporting events through PBSs located at multiple inter-linked casinos and gaming establishments, simultaneously, with betting pools on each betting proposition consolidated at a central hub (the "Hub"). In June 1997, the Company made arrangements to have Yarlow, Inc. ("Yarlow"), an operator of sports pools in Nevada, act as the Hub Operator, at least until such time as the Company received a license from the Nevada Gaming Authorities to operate the Hub. The Hub links, via telecommunications lines, the Company's PBSs located in individual casinos or other gaming establishments. On August 21, 1997, the Nevada Commission granted to Yarlow a gaming license as an operator of an inter-casino linked system ("OILS License"). An OILS License is a form of gaming license that permits the license holder to receive a share of revenue for linking games or devices electronically among various licensed casinos. Yarlow was required to obtain an OILS License in order to be permitted to operate the System at the Hub. Live operation of the System commenced on September 21, 1997. On January 13, 1998, the Company announced that Yarlow had suspended operation of Tom's Sunset Casino, including operation of the SportXction(TM) System, as a result of financial difficulties unrelated to the System (see "Management's Discussion and Analysis").

         During the fiscal year ended September 30, 1997, the Company also commenced the application process needed to obtain an OILS License which, among other things, permits the Company to operate the Hub and enables the Company to provide the System to sports wagering establishments in consideration for either a portion of the revenue received by the establishment or on a transaction fee basis. On April 23, 1998, the Nevada Commission granted the Company an OILS License and registered it as a publicly-traded corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited the Company, as a publicly-traded corporation, from holding an OILS License. The Company's OILS License was limited and was due to expire at midnight on the date of the November 1999 meeting of the Nevada Commission (unless renewed) and has a number of conditions, all of which were agreed to by the Company, relating to the Company's operations and the System's method of operation and accounting. On November 18, 1999, the Nevada Commission renewed the Company's OILS License without a time limitation (see "Recent Developments" and "Governmental Regulation").

         The Company re-commenced operations on May 11, 1998, on a limited basis in two wagering establishments with the Company performing the duties of Hub Operator. During the hiatus in operations, between late January 1998 and late May 1998, the Company enhanced the SportXction(TM) System with several new features, including an improved parlay of sequential bets and free practice bets. The Company has further enhanced the SportXction(TM) System with several new features including a one-sided, long shot betting proposition which offers to the bettors larger payoffs for relatively small wager amounts. Despite these new features and enhancements, the number of players wagering through the System in casinos and the revenue generated by PBSs located in casinos has been disappointing, and no assurance can be given that sufficient player use can be generated to make it profitable (see "Marketing and Sales Strategy").

         On September 23, 1998, the Company announced that it had developed a version of its SportXction(TM) sports wagering system that could be used for betting from remote, non-casino or sportbook, locations, including a bettor's home, utilizing a PC and modem by bettors who have established and funded accounts at gaming establishments. This modified version of the System is designed for use for legal sports wagering by a bettor from remote sites within the State of Nevada. This System was designed to run on a third-party secure Intranet that assures that players are placing their wagers from within Nevada. On October 26, 1998, Alliance Gaming Corp. ("Alliance") announced that it had developed the Remote Access Verification Environment (RAVE)(TM)1 technology which provides the geographic call origination verification of its PC users and is designed to comply with recently adopted Nevada legislation regarding on-line gaming. In October 1998, the Company's revised version of its System in combination with the RAVE(TM) technology was submitted for approval to the Nevada Board.

         On November 2, 1998, the Nevada Commission adopted amendments to several of its regulations, including Regulation 22 "Race Books and Sports Pools." This revised regulation disallows the acceptance of wagers by race and sports books made by means of telephone or other communications' systems, unless they "... can demonstrate to the chairman's satisfaction that the wagering communications originate from within the State of Nevada." This new regulation took effect on March 1, 1999.

         On December 14, 1998, the Company and Alliance signed an agreement pursuant to which the Company received an exclusive license to use the RAVE(TM) technology in connection with legal, on-line or telephone betting on races or sports events in conjunction with licensed race and sports books in the State of Nevada. The Company has expanded the capabilities of the System to allow other types of wagers, in addition to the play-by-play SportXction(TM) wagers, including traditional pre-game side and totals, and some forms of parlay wagers. The Company is currently in the process of enhancing the System to include additional types of parlay wagers including teasers and round-robins. Future enhancements could include the ability to allow futures, and fixed odds and pari-mutuel wagers on racing. The agreement to license the RAVE(TM) technology remains in effect for a period of seven years after final approval by the Nevada Gaming Authorities.

         From December 1998 through January 1999, the Company conducted a series of trials to verify the technical feasibility of running the SportXction(TM) software over the Internet using a player's home PC. To this end, the Company conducted contests on 20 football games where cash prizes were offered. The trials were a success in that they confirmed the use of the SportXction(TM) software in this environment.

------------
    (1) RAVE is a trademark of Alliance Gaming Corp.

         In January 1999, the Nevada Gaming Authorities approved the use of the RAVE(TM) technology as a communications technology. Nevada Regulations require that communications technologies be reviewed on an annual basis.

         On May 13, 1999, the Company received approval from the Nevada Board to begin a live money trial of its revised version of the SportXction(TM) wagering system. This live trial commenced on August 2, 1999 with four participating sports books, two in Las Vegas, and two in Reno and environs. This revised version accepts both traditional pre-game wagers, and play-by-play wagers made during the course of the sporting event, from remote locations within the State of Nevada through means of a PC and utilizing the RAVE(TM) technology. On November 30, 1999, the Nevada Board granted final approval for use of this revised system in Nevada. The Company believes that this System is the first approved system which allows bettors who have established and funded accounts to place wagers from home PCs in Nevada.

         Recent Developments

         For a discussion of recent developments see "Business - Subsequent Event" and "Management's Discussion and Analysis."

         Industry Overview

         In Nevada, sports wagering currently takes place at large modern casinos and at dedicated sports wagering facilities ("sports books"). Some casinos manage their own sports book and some contract with sports book operators to operate a sports book in the casino. Casinos currently conducting sports wagering typically have a room in which large projection screens and television monitors display various sporting events while manual or electronic displays show the wagering odds. Wagers are placed and cashed at clerk-operated betting terminals located in the room. Although the majority of wagers on sports are paid for in cash, a significant amount of wagering is made against pre-funded accounts. If a pre-funded account has been established in a sports book, patrons may make wagers against that account via the telephone. Regulations adopted in Nevada that became effective March 1, 1999, provide that in order for race and sports books in Nevada to be permitted to accept wagers by telephone against pre-funded accounts, the race or sports book must be able to verify that the telephone call originated within the State of Nevada (see "General" and "Governmental Regulation").

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

         The System accepts bets on the outcome of the sporting event, on discrete parts of the event, and on specific game situations, such as will a team get a first down, will a batter get on base, or will a player make two foul shots. The System also permits betting while these game situations are in progress, such as between downs, pitches or foul shots. Wagers may also be cashed-out before the outcome of the event is determined, at the then current value (the initial price modified by any change in odds). Betting is therefore nearly continuous, somewhat analogous to the situation which exists at a craps table, with each play being potentially a "new game." The System also accepts traditional pre-game side and totals wagers as well as some forms of parlays.

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

         The System works on a "bet against deposited funds" basis. When a bettor desires to begin wagering at a sports book, he deposits a sum of money (above a minimum set by the sports book) with a cashier at the gaming establishment and receives an account number and a personal identification number ("PIN"). The bettor places wagers using his funds on deposit. The System automatically adds the bettor's winnings and subtracts losses from his account. When the player wishes to commence play, he signs on to a Player Betting Station using his account number and PIN. The PBS will show credits equal to his deposit. As wagers are placed, the credit balance in the PBS is reduced by the amounts wagered. When the bettor wins, the monitor on the PBS shows that the bettor has won and his credit balance in the PBS is automatically increased by his winnings.

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

         Since May 11, 1998, when the Company began operating the System at the Hub, the Company has assumed all pool imbalance risks associated with being the house.

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

         The Player Betting Station, employs a personal computer with a touch screen, through which bettors are able to enter bets into the System. Utilizing a windowing system, the PBS shows a television picture of a live sporting event in the upper left quadrant of the monitor. Shown in the lower left quadrant of the monitor is status information appropriate to the sporting event being displayed, such as the score, inning or which team has ball possession, and a player's financial summary. On the right half of the display all of the betting propositions which are available are shown vertically. Wagers are entered by touching sequentially the payout size button on the terminal screen (initially to select a given payout amount, and subsequently if the bettor changes the payout amount desired), the appropriate bet button and the bet confirmation button. Also on the screen are a series of housekeeping buttons for use in signing on, signing off, and tuning to the desired sporting event. An alternative display screen shows a list of the bettor's won, lost and open bets, his deposits and his available betting balance. Shown on another selectable screen are the current value of bets previously placed. This screen may be used to immediately cash-out previously placed bets while the event on which the wager has been placed is still in process.

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

         Remote Wagering

         The software which runs on the in-casino PBSs has been configured to run on a player's PC so that the PBS functionality is available from computers in remote locations. This software can be pre-loaded on a PC through a CD-ROM, or can be downloaded over telecommunications lines. On the player's PC, the software runs within Microsoft's Internet Explorer, a widely used web browser. Within Nevada, the player's PC communicates with the Hub using telecommunication lines within a private network. For systems located outside of Nevada, for use in non-wagering contests, or for use in wagering in those venues where it is legal, the player's PC can use the Internet to communicate with the Hub. The remote wagering software accommodates both play-by-play and traditional pre-game wagering.

         In Nevada, the System utilizes the RAVE(TM) technology in conjunction with a private closed-loop network, to provide the geographic call origination verification of the PC users in order to comply with Nevada regulations regarding on-line gaming. The RAVE(TM) technology authenticates the user, verifies that the call originated from within Nevada and that it was made from a pre-approved phone line. The use of the Internet for on-line wagering in Nevada is prohibited.

         Players who wish to wager remotely must first establish a account at a participating casino or gaming establishment, and deposit money into that account. This function is performed at a Cashier Station. The system components required at the casino are essentially the same as those which are required for those casinos which offer the Company's play-by-play wagering, except that the PBSs are not required.

         Traditional Pre-game Wagering

         The System also accepts traditional pre-game side and totals wagers as well as some forms of parlays. Pre-game wagers are treated by the System in the same way as the play-by-play wagers. They are transmitted to the Hub where the system software processes both the play-by-play and the pre-game wagers simultaneously, and are then stored into an integrated database. However, for ease of use, and to be consistent with the prevailing wagering practices in Nevada, certain cosmetic changes have been made to the remote PBSs to accommodate this type of wager. Currently, pre-game wagering is not available on the in-casino PBSs.

         For pre-game wagering, the PBS display has been reorganized to make better use of the screen space since room is no longer needed to accommodate a window for the television image, nor is the sporting event status area needed. Propositions for all games are displayed in one, not multiple, windows. The system also displays the odds in a "money line" representation, which is the representation used in virtually all Nevada sports books. Other changes have been made consistent with the goal of making pre-game wagering easy and convenient for the player.

         Because pre-game wagers arrive at a slower pace that play-by-play wagers, less reliance is needed on the automatic line movement features of the Company's System. Additional financial analysis programs are available for manual review and control of the wagering pools.

         Marketing and Sales Strategy

         In the United States, sports wagering is currently legal only in the State of Nevada. It is also legal in many foreign countries, including England, Austria, Australia, Mexico and South Africa.

         Licensed gaming establishments in Nevada include casinos of varying sizes, which offer a variety of gaming activities in addition to sports wagering, as well as gaming establishments which offer primarily wagering on sports and horse races. In some instances, the sports wagering activities of casinos or other gaming establishments are operated by licensed sports book operators, some of whom may also own sports wagering establishments. Most casinos and sports book operators are potential customers for the System, although sports book operators may also be competitors (see "Competition"). Sports wagering in Nevada's gaming establishments increased from approximately $294 million in 1980 to $2.3 billion in fiscal 1999, earning more than $99 million. In 1999, there were approximately 138 licensed gaming establishments in Nevada that offered sports wagering.

         The Company has marketed, and continues to market, the System to gaming establishments in Nevada with its own personnel. The Company has two inter-related products that it is marketing, the in-casino play-by-play wagering system and the remote wagering system, which includes traditional pre-game wagering in addition to the play-by-play wagering. The play-by-play wagering System is currently operating in two gaming establishments in Las Vegas, Nevada, with approximately 78 PBSs. The Company has signed agreements with seven casinos and gaming establishments to operate the remote wagering system, and is currently operational in four of them. One of these four establishments also includes the in-casino PBSs. These establishments are inter-linked with the Hub via telephone lines. One Hub system services both the in-casino and remote wagering systems. Under its current arrangements with gaming establishments at which the System is operating, each gaming establishment receives as fees, a fixed percentage of the wagers placed at PBSs located at that gaming establishment, or a fixed percentage of the gross wagering profit generated by players wagering remotely which were signed up through the particular establishment. The Company currently operates the Hub and it receives as compensation for providing, servicing, maintaining and operating the System all revenues generated by the System, less the fees paid to the participating gaming establishments. As the operator of the System, the Company has assumed all pool imbalance risks associated with being the house.

         The Company has pursued an aggressive marketing and advertising campaign in order to introduce the System to the gaming public in Nevada. It retained the services of a market research firm specializing in gaming, with the goal of increasing public awareness of the SportXction(TM) sports wagering system and game and increasing the number of players of the game. The Company has developed and is currently in the process of developing new features and enhancements to the System to attempt to attract additional players and increase wagering through the System.

         The Company believes that the convenience of betting from home will increase participation when compared to the participation from the casino environment. In addition, the Company believes that gaming regulation changes adopted on November 2, 1998 by the Nevada Commission (see "Governmental Regulation"), coupled with the license agreement signed with Alliance providing exclusive rights to the RAVE(TM) technology in the state of Nevada, will place the Company in a strong position to aggressively pursue telephone wagering from home. This marketplace could include pari-mutuel race wagering in the future.

         SportXction(TM) can also be used legally throughout the country in conjunction with contests for prizes, and for wagering in much of the world outside of the United States. The Company believes that the most significant market for its products exists on the Internet in foreign venues, where such wagering is legal, or on the Internet in the U.S. for non-wagering applications. The Company is aggressively pursuing foreign and domestic licensing opportunities of these types. All opportunities specifically exclude accepting wagers from the U.S., or from other venues, where it is illegal.

         The Company believes that its future growth and income is largely tied to its success with wagering in foreign venues and with non-wagering contests in the United States. The Company is currently redirecting its sales and marketing strategy to reflect this belief. Thus, the Company's primary focus will shift from Nevada to these other opportunities (see "Management's Discussion and Analysis - Recent Developments").

         Intellectual Property

         The Company regards the System, including the software contained therein, as proprietary. The Company has two U.S. patents covering for its proprietary wagering methods and its related computer processing system.

Corresponding applications have been filed in certain foreign countries and some of those have been issued or are pending. It is the Company's policy that all employees and outside consultants involved in research or development activities sign proprietary information, non-disclosure and patent assignment agreements. This may, however, not afford adequate protection for the Company's know-how and proprietary products. Other parties may develop products similar to the System or otherwise attempt to duplicate the System in ways which circumvent the Company's technology and existing or future patents.

         The Company has not received any claim that it is infringing any patents. However, there can be no assurance that third parties may not assert infringement claims against the Company, which claims the Company would be required to defend at considerable expense or enter into arrangements requiring the Company to pay royalties or other damages, any of which could materially and adversely affect the Company's business (see "Uncertainties Regarding Intellectual Property").

         The Company applied for Federal trademark registration and for State of Nevada servicemark registration for the name SportXction(TM) both of which have been issued.

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

         As of the present time, the SportXction(TM) sports wagering game is not deemed by the Nevada Gaming Authorities to be either a sports pool or a pari-mutuel wagering pool. If the SportXction(TM) game were deemed to be a sports pool or pari-mutuel wagering pool, in order for the Company to receive a portion of the revenue obtained therefrom or to receive compensation on a transaction fee basis from either a sports pool or a pari-mutuel wagering pool, it might need to obtain appropriate licensing from the Nevada Gaming Authorities. It is unclear whether the Nevada Gaming Authorities will in the future consider the SportXction(TM) game or System utilized in casinos or the modified System to be used in connection with wagering from home, to be a sports pool or pari-mutuel wagering pool and if so whether the Company would be required to obtain any additional licensing, or the conditions that might be imposed by the Nevada Gaming Authorities in connection with any such licensing. There can be no assurances that the Company will be able to receive the necessary licensing.

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

         In order for the Company to be compensated for use of the System on the basis of a percentage of the revenue received by a licensed gaming establishment or on a transaction fee basis, the Company was required to obtain an OILS License and to be registered by the Nevada Commission as a publicly-traded corporation (a "Registered Corporation"). In addition, because the Company qualifies as a Registered Corporation as a result of the consummation of its initial public offering, it was required to receive an exemption from provisions of the Nevada Act that render a Registered Corporation ineligible to hold a gaming license. On April 23, 1998, the Nevada Commission granted the Company an OILS License and registered it as a Registered Corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited the Company, as a Registered Corporation, from holding a Nevada OILS License. The Company's OILS License was renewed, without time limitation, on November 18, 1999, and has a number of conditions, all of which were agreed to by the Company, relating to the Company's operations and to the System's method of operation and accounting. As a Registered Corporation and a gaming licensee ("Gaming Licensee") the following regulatory requirements will apply to the Company:

         As a Registered Corporation and Gaming Licensee, the Company is required to maintain a regulatory compliance committee and periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require.

Substantially all material loans, leases, sales of securities and similar financing transactions are required to be reported to or approved by the Nevada Commission.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation and Gaming Licensee in order to determine whether such individual is suitable or should be licensed as a business associate of a Gaming Licensee. Officers, directors and certain key employees of the Company were required to file applications with the Nevada Gaming Authorities and may also be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities in respect of the operation of the System may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability of licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. The Nevada Gaming Authorities may deny an application for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. All of the Company's current executive officers and directors, except for its outside directors, have been licensed.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

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

         The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Nevada Board Chairman mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts of informational purposes and not to cause a change in its management policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Nevada Board Chairman, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

         The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that its acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be ground for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Commission has not imposed such a requirement on the Company.

         A Registered Corporation may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The regulations of the Nevada Board and Nevada Commission also provide that any entity which is not an "affiliated company," as such term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act or such regulations, such as the Company, which plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof for the construction or operation of gaming facilities in Nevada, to finance the operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application of approval, unless upon a written request for a ruling, the Nevada Board Chairman has ruled that it is not necessary to submit an application. The Company filed a written request for a ruling (the "Ruling Request") that it was not necessary to submit its initial public offering ("IPO") for prior approval. On November 25, 1996, the Nevada Board Chairman responded to the Ruling Request by issuing a written ruling (the "Ruling") that the Company was not required to submit the IPO for prior approval. The Ruling did not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. The Ruling also did not constitute a finding that the

Company has been or will be found qualified to be involved with gaming activities in Nevada for which a separate Nevada Commission approval will be required. Any representation to the contrary is unlawful.

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

         The Company has recently obtained approval, pursuant to Regulation 22.130, for the use the RAVE(TM) technology as a "communications technology" (as defined in Regulation 22.010(5)), in connection with a system for wagering outside licensed gaming establishments, but within the state of Nevada. This approval permits both pre-game sports wagering and wagering using the System during the course of an event. In order to use the RAVE(TM) technology in this manner, however, the Company will need to operate under agreements with licensed Nevada sports pools, which will in turn be required to comply with a number of strict requirements set forth in Regulation 22.140. Furthermore, there can be no assurance that future regulations will not be placed upon remote wagering through the use of "communication technology."

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; or (ii) the number of gaming devices operated. Under 1999 Nevada legislation, operators of inter-casino linked systems are required to share a proportionate percentage of such taxes. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer and distributor.

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

         Legislation is currently pending in the United States Congress to prohibit certain forms of betting or wagering or engaging in the business of gambling over the Internet. A bill which was passed by the Senate, would also prohibit betting or wagering or engaging in the business of gambling over "interactive computer services." Although the System does not appear to fit within the definition of an "interactive computer service" a contrary interpretation may be adopted by the courts in the future. Therefore if enacted, this bill may prohibit the operation of the System in all or certain forms. To date, the U.S. House of Representatives, has not passed this or any similar bill and it is uncertain if it will so.

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

         The Company believes that sports wagering facilities in casinos are currently operated either by the casino itself or pursuant to contractual relationships with licensed sports book operators. Such entities which operate sports books in casinos may have exclusive relationships with casinos which could limit the ability of casinos to contract directly with the Company. As a result, the Company might be required to pay substantial sums to such third parties for the privilege of supplying the System to any such casino, which could have a material and adverse effect on the Company's financial condition and results of operations (see "Possible Exclusive Relationships Between Casinos and Third Parties").

         American Wagering, Inc., through its subsidiary Leroy's Horse and Sports Place ("Leroy's"), is a licensed bookmaker with approximately 46 sports books, the largest number of sports book locations in the State of Nevada. Leroy's sports books are operated primarily in casinos in major metropolitan areas in Nevada and in its own facilities. Leroy's offers casinos a turnkey sports betting operation that allows casinos to offer sports wagering to its patrons without bearing the risk and overhead associated with conducting the operation themselves. In October 1996, American Wagering, Inc. acquired the subsidiary of Autotote Corporation which sold sports wagering equipment and terminals to casinos and sports book operators in Nevada. The Company believes that the subsidiary involved sold such equipment, which was largely record keeping equipment, to virtually all of the approximately 138 casinos and sports book operators in Nevada. American Wagering, Inc. also operates a pari-mutuel sports wagering game, called MegaSports, which accepts pari-mutuel wagers on the outcomes of sports contests, events that occur within or during those contests and the outcomes of a group of sports contests. The Company believes that these sports wagering products only accept wagers prior to commencement of events and, since they are in pari-mutuel format, they will not include fixed price bets as is customary in sports wagering.

         The Company may also compete with suppliers of other forms of gaming equipment and services most of whom are substantially larger with greater technological, financial and other resources than the Company. Among the companies currently producing gaming equipment are International Game Technology; GTECH Corporation, the largest supplier of equipment and systems to state sponsored lotteries; and AmTote International, Inc., suppliers of equipment, systems and devices for pari-mutuel wagering on horses, dogs and in jai alai; Video Lottery Technologies, Inc., which operates video lottery systems and, through its subsidiary, United Wagering System, Inc., operates in the pari-mutuel wagering business; WMS Industries Inc., which designs, manufactures and sells coin-operated pinball and video games, home video games, casino gaming devices and video lottery terminals; Alliance Gaming Corp. which designs, manufactures and distributes electronic slot machines, video gaming machines, video lottery terminals and computer gaming management systems; and several smaller companies.

         There are also a large number of operators of Internet wagering systems which accept traditional wagers on sporting events. They all operate from foreign locations (typically in the Caribbean and Central America), as this type of wagering is illegal in the United States. Most of such activities are considered illegal by U.S. authorities as they accept wagers from persons in the U.S. There is, however, an emerging market for legal Internet wagering, in which foreign bookmakers only accept wagers from persons in countries where such wagering is permitted, including England, Ireland, and Australia among others. It is this legal wagering market which the Company is addressing.

         Personnel

         The Company has fifteen full-time employees, consisting of the Chairman of the Board, President, Vice President-Software Development, four software engineers and programmers, an accountant, an audit clerk, three gaming operations personnel and three technicians. The Company considers its relations with its employees to be good.

         The Company also utilizes individuals on a part-time basis periodically to augment its gaming operations personnel. The Company also utilizes outside consultants on specific assignments or projects.

         The Company may seek to hire marketing and sales personnel to develop other markets and to market the System to casinos and sports book operators as well as additional programmers, technicians and administrative personnel.

         Research and Development

         During the fiscal years ended September 30, 1998 and September 30, 1999, the Company spent approximately $996,000 and $1,017,000, respectively, on research and development activities. These expenses included primarily, programmers' salaries and benefits, consultants' fees, patent fees, the depreciation expense associated with computer equipment used in the development of the System, and the costs of several trials of the System in Nevada required for approval of its use in individual gaming establishments, for wide area operation and remote wagering. The Company intends to continue to expend significant sums on such activities.

         Important Factors Regarding Forward Looking Statements and Other Risks

         Certain statements in this Report under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding potential market size, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players of its SportXction(TM) sports wagering game and traditional pre-game wagering from remote (non-casino) locations and meeting its cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Single Product; Limited Contracts; Uncertain Market Acceptance. The Company's success will depend primarily on the success of a single product, the System. The Company has pursued an aggressive marketing and advertising campaign to introduce the SportXction(TM) sports wagering system to the gaming public in Nevada and to increase the number of players of the game. It retained the services of a market research firm, with the goal of increasing public awareness of this new game and increasing the number of players of the game. The Company has added several new features and enhancements to the System to attract players and increase wagering. Thus far, the total number of players has been limited and the total amount wagered through the System has been modest. In addition, the System is currently only in operation in two casinos and gaming establishments. The Company has developed a version of the System that may be used for betting from remote (non-casino) locations utilizing a PC and modem over a secure Intranet within Nevada that it licensed from another party. This revised version of the System was approved by the Nevada Board, on November 30, 1999. The Company believes that having this System available, for betting from remote locations, including from home, will provide a more convenient environment for players to try the SportXction(TM) game. The Company has agreements pursuant to which seven casinos participate in signing up players and establishing accounts. Of those seven, only four are operational. There is no assurance that there will be market acceptance of betting from home using PCs in the State of Nevada, since this has never been attempted previously in Nevada. To achieve commercial success, the System must be accepted both by casino and sports book operators and by gaming patrons. The Company believes that acceptance by casino and sports book operators will ultimately depend upon acceptance by patrons as a new and/or alternative form of sports wagering. There can be no assurance that the System will be accepted by its intended market. If the System does not achieve sufficient market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

         Development Stage Company; Expectation of Losses. The Company is in the development stage and has generated limited revenues from the System. As of September 30, 1999, the Company had cumulative net losses since inception of approximately $8.5 million and the Company expects to continue to incur substantial losses and negative cash flow at least through calendar 2000. There can be no assurance that the Company will become profitable or that cash flow will become positive at any time in the future. The likelihood of the Company's success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to further product enhancement and development; software design, development and enhancement; acceptance of the System by the wagering public and casinos; testing; gaming regulations and taxes; the competitive and regulatory environment in which the Company plans to operate; marketing problems; and additional costs and expenses that may exceed current estimates.

         Small Wagering Pools. The System was designed to operate most effectively when there are large numbers of players and a substantial number of wagers being placed through the System simultaneously. When the number of players wagering through the System is modest, as has been the case during the period of time that the System has been in operation, and there are relatively small amounts wagered on each available betting proposition, it is more difficult to attempt to create balanced pools. Also under such circumstances, odds may change rapidly causing participants to be required to reconfirm bets at changing odds before a wager is accepted. These circumstances could cause player dissatisfaction to this form of sports wagering resulting in gaming establishments not wishing to have the System operated in their sports books, which could have a material adverse effect on the business of the Company and its prospects. To avoid such rapidly changing odds, the System could be run with larger pre-set limits for the amount of imbalance the System will tolerate before changing the odds (see "Operation of the System"). Increasing the size of these pre-set limits increases the Company's financial exposure to the players' ability to wager on the winning side of the betting propositions offered. This could reduce the revenues generated by the System and could have a material adverse effect on the business of the Company and its prospects. Since May 11, 1998, the Company has been the operator of the System and thereby acts as the house. The Company, therefore, has assumed all pool imbalance risks associated with being the house.

         Limited Number of Casinos. The System is currently operating in only five gaming establishments. One sports book has in-casino PBSs only, one sports-book has both in-casino PBSs and also participates in signing up accounts for the Company's remote wagering product. Three other sports-books (two of which are affiliated) participate in only the remote wagering business. Each gaming establishment receives a fixed percentage of either the handle (the amount wagered through the System) or the hold (the handle minus the amount paid to winners of wagers) generated through the System from its establishment. Because only a modest amount of money is currently being wagered through the System, one or several casinos may be unwilling or unable to continue to operate the System in their casino. Under such circumstances, the Company would be forced to cease operations in those casinos, thereby reducing the availability of the System to potential patrons. No assurance can be given that the Company could make arrangements with additional gaming establishments to install the System in a timely manner, or at all.

         Capital Requirements; Need for Additional Financing. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements through the next 12 months based upon the Company's current business plan (see "Management's Discussion and Analysis"). The Company's capital requirements may vary materially from those now planned due to a number of factors, including the rate at which the Company can introduce the System, the market acceptance and competitive position of the System, the response of competitors to the System and the ability of the Company and its management to satisfy applicable licensing requirements. The Company may need to raise additional capital to fund its future operations since, as of September 30, 1999, the Company had cash and short term investments equal to approximately $1,557,000. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to limit its operations significantly.

         Governmental Regulation. The System qualifies as "associated equipment" as that term is defined in the Nevada Act. Associated equipment is generally defined as any equipment or mechanical, electromechanical or electronic contrivance, component or machine used remotely or directly in connection with gaming, any game, race book or sports pool that would not otherwise be classified as a gaming device. All associated equipment that is manufactured, sold, transferred, offered or distributed for use or play in Nevada must first be administratively approved by the Nevada Board Chairman. The administrative approval process for associated equipment includes an evaluation by the Nevada Board's audit division and, in some cases, by the Nevada Board's electronic services laboratory, followed by a field trial.

         On April 23, 1998, the Nevada Commission granted an OILS license to the Company and registered it as a publicly-traded corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited the Company, as a publicly-traded corporation, from a holding a Nevada OILS License. The Company's OILS License was renewed without time limitation and has a number of conditions, which were agreed to by the Company, relating to its method of operation and to the manner in which the System would account for gaming transactions.

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

         The Company has recently obtained approval, pursuant to Regulation 22.130, for the use of the RAVE(TM) technology as a "communications technology" (as defined in Regulation 22.010(5)), in connection with a system for wagering outside licensed gaming establishments, but within the state of Nevada. This approval permits both pre-game sports wagering and wagering using the System during the course of an event. In order to use the RAVE(TM) technology in this manner, however, the Company will need to operate under agreements with licensed Nevada sports pools, which will in turn be required to comply with a number of strict requirements set forth in Regulation 22.140. Furthermore, there can be no assurance that future regulations will not be placed upon remote wagering through the use of "communication technology."

         In August 1996, the United States Congress passed legislation which created the National Gaming Commission. The National Gaming Commission will generally have the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing Federal, state and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. It is not possible to predict the future impact of these proposals on the Company and its operations. Any such proposals could have a material adverse affect on the Company's business.

         Legislation is currently pending in the United States Congress to prohibit certain forms of betting or wagering or engaging in the business of gambling over the Internet. A bill which has been passed by the Senate would also prohibit betting or wagering or engaging in the business of gambling over "interactive computer services." Although the System does not appear to fit within the definition of an "interactive computer service" a contrary interpretation may be adopted by the courts in the future. Therefore if enacted, this bill may prohibit the operation of the System in all or certain forms. To date, the U.S. House of Representatives has not passed this or any similar bill and it is unclear whether it will do so.

         As of the present time, the SportXction(TM) sports wagering game is not deemed by the Nevada Gaming Authorities to be either a sports pool or a pari-mutuel wagering pool. If the SportXction(TM) game was deemed to be a sports pool or pari-mutuel wagering pool, in order for the Company to receive a portion of the revenue obtained therefrom or to receive compensation on a transaction fee basis from either a sports pool or a pari-mutuel wagering pool, it might need to obtain appropriate licensing from the Nevada Gaming Authorities. It is unclear whether the Nevada Gaming Authorities will in the future consider the SportXction(TM) game or System utilized in casinos or the modified System to be used in connection with wagering from home, to be a sports pool or pari-mutuel wagering pool and if so whether the Company would be required to obtain any additional licensing, or the conditions that might be imposed by the Nevada Gaming Authorities in connection with any such licensing. There can be no assurance that the Company will be able to receive the necessary licensing.

         Competition and Rapid Technological Change. The Company's operations compete with other forms of gambling, both within and outside of Nevada, including, but not limited to, sports wagering as currently conducted in Nevada, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, state-sponsored lotteries, on-and off- track betting on horses and dogs, jai alai, offshore cruise ships, riverboats, illegal wagering of all types including that conducted over the Internet and Native American gaming operations. The gaming industry is also subject to shifting consumer preferences and perceptions. A shift in consumer acceptance or interest in gaming could adversely affect the Company. Moreover, competition is intense and increasing among providers of wagering and gaming equipment, both hardware and software, and the Company believes that new competitors will emerge in the future. Many of the Company's competitors or potential competitors may have products that may compete directly with the System and such competitors may have significantly greater financial, technological, manufacturing, marketing, operating and other resources than the Company. In addition, certain of the Company's potential competitors, including large providers of wagering, gaming and computer equipment, may have technological capabilities that would allow them to develop new or alternative systems. The wagering and gaming equipment industry is subject to rapid change and is characterized by constant technological innovation. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company's business or that the Company will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results or financial condition. Furthermore, any success the Company might have may induce new competitors to enter the market.

There can be no assurance that the Company will be a successful competitor in the wagering and gaming equipment and service industry.

         Uncertainties Regarding Intellectual Property. The Company regards the System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company has two United States patents for its proprietary wagering methods and its related computer processing system. Corresponding applications have been or will be filed in certain foreign countries some of which have been issued and some of which are pending. No assurance can be given that any of the Company's pending foreign patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect its technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company's business, financial condition and results of operations. It is the Company's policy that all employees and consultants involved in research and development activities sign non-disclosure agreements; however, this may not afford the Company sufficient protection for its know-how and its proprietary information and products. Other parties may independently develop similar or more advanced technologies or design around aspects of the Company's technology which may be patented or duplicate the Company's trade secrets.

         As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. Although the Company has not received any claim that it is infringing any patent or trade secrets and is not currently aware of any claim that it is infringing any such rights of others, there can be no assurance that the Company will not face such claims, with or without merit, in the future. Any such claims or litigation could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse effect on the Company's business, financial condition and results of operations.

         Management of Growth. Execution and implementation of the Company's plan of operation will require significant growth. The Company's current plans for growth will place a significant strain on the Company's financial, managerial and other resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to attract, motivate and train key employees. If the Company's executives are unable to manage growth effectively, the Company's business, operating results and financial condition would be materially and adversely affected.

         Dependence on Key Personnel. The Company is dependent upon the continued efforts and abilities of its executive officers and other key personnel such as Barry Mindes, the Company's founder and Chairman of the Board, and Bernard Albanese, a director of the Company and the Company's President and Treasurer. The loss or unavailability of Messrs. Mindes or Albanese for any significant period could have a material and adverse effect on the Company's business, financial condition and results of operations. Messrs. Mindes and Albanese have entered into employment agreements with the Company which terminate on June 30, 2000. No assurance can be given that those agreements will be extended or renewed by the Company or the employees upon expiration of their term and if not extended or renewed whether individuals with similar backgrounds and experience could be hired to replace them. The Company does not maintain and does not intend to obtain key person life insurance on the life of either Messrs. Mindes or Albanese. The Company's operations will also depend to a great extent on the Company's ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company's operating results and financial condition.

         Limited Marketing Experience; Need for Additional Personnel. The Company has very limited marketing resources and limited experience in marketing and selling the System. The Company currently relies on its own personnel in marketing and selling the System. Presently, only the Chairman of the Board and an outside consultant are devoting attention to marketing and sales, and the Company may need to hire additional personnel to market the System. There can be no assurance that the Company will be able to establish adequate marketing and sales capabilities. Achieving market penetration will require significant efforts by the Company to create awareness of, and demand for, the System. The failure by the Company to successfully develop its marketing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the development of such marketing capabilities will lead to sales or leases of the System (see "Business-Marketing and Sales Strategy").

         Limited Market Size. Presently, the market for the System for wagering in the United States is limited to casinos and sports book operations in the State of Nevada. No assurance can be given that new markets will develop or that legislation permitting sports wagering in other states within the United States will be adopted. In addition, while sports wagering exists outside of the United States, no assurance can be given that the System would be accepted in such foreign markets or that compliance with any regulatory conditions imposed by foreign jurisdictions will be achieved.

         Seasonality of Sporting Events. The Company's operations are substantially dependent on a continuous supply of broadcast sporting events on which bettors can wager. The Company believes that certain sports (such as professional football) or certain sporting events (such as the World Series in baseball and the Superbowl in football) may generate more wagering revenue than others. A concentration in any calendar period of sports or sporting events which induce higher wagering, will, to the extent the Company's revenue is derived based on wagering revenue, result in higher revenue for such periods. The Company is aware of one company whose revenue from sports book operations has been seasonal, with more than half of the wagers received being placed between September and January, and with wagers on professional and college football games historically comprising approximately 40% of the bets placed. In addition, strikes in professional sports may result in a significant loss of revenue and adversely affect the Company's results of operations for the periods in which they occur.

         Possible Exclusive Relationships Between Casinos and Third Parties. The Company has focused its marketing efforts on casinos and sports book operations in Nevada. The Company believes that sports wagering facilities in casinos are currently operated either by the casino itself or pursuant to contractual relationships with licensed sports book operators. The Company is aware of one entity which owns and operates sports book facilities in approximately 48 casinos and other gaming establishments. Such entity or any other entity which operates sports books in casinos may have exclusive relationships with casinos which could limit the ability of casinos to contract directly with the Company. As a result, the Company might be required to pay substantial sums to such third parties for the privilege of supplying the System to any such casino, which could have a material and adverse effect on the Company's financial condition and results of operations.

         Reliance on Third Party Products. The Company's remote wagering utilizes Alliance Gaming Corp's RAVE(TM) technology, in conjunction with a private closed-loop network, to provide the geographic call origination verification of the PC users in order to comply with Nevada regulations regarding on-line gaming. The Company has a seven year license with respect to the RAVE(TM) technology, after which it would have no rights thereto. The RAVE(TM) system authenticates the user, verifies that the call originated from within Nevada and that it was made from a pre-approved phone line. The Nevada Gaming Authorities approved the use of the RAVE(TM) technology on January 25, 1999 for one year. There is no assurance that the RAVE(TM) technology will be able to retain its approval in the future, or that if changes are required due to new technologies, changed regulations, tightened security requirements, or for any other reason, that Alliance or the Company will be able to comply with those changes. If the RAVE(TM) technology does not continue to be approved in Nevada, there is no assurance that the Company will be able to find a substitute technology from another vendor, or that it would be able to develop a replacement technology internally, or that even if a replacement technology is found that it could be procured on the same cost basis as the RAVE(TM) technology. If the RAVE(TM) technology does not continue to be approved, and a replacement technology is not found, the Company may be forced to discontinue operations of the remote wagering features of its product.

         Possible Objections by Leagues and Broadcasters. The in-casino System has operated in conjunction with live broadcasts of sporting events shown in casinos or other gaming establishments. The broadcast of sporting events by television stations is typically covered by agreements with players' leagues such as the National Football League or the National Basketball Association. In addition, display by casinos within their sports betting parlors of sporting events is typically subject to agreement with broadcasters of sporting events. Players' leagues could attempt to enjoin use of the System in conjunction with broadcasts of such sporting events and sue the Company for damages, whether or not such claims have merit. In the event either leagues or sporting event broadcasters object to wagering on sporting events in general, or use of the System in particular, and in the event that the Company could not eliminate such objections by modification of the System or otherwise, the Company's financial condition and results of operations could be materially and adversely affected.

         Control by Management. As of December 17, 1999, Barry Mindes, Mindes Family Limited Partnership, of which Mr. Mindes is general partner, Bernard Albanese and the Marie Albanese Trust, a trust for the benefit of Mr. Albanese's wife, together beneficially own approximately 44.3% of the outstanding shares of Common Stock (excluding any stock options held by Mr. Albanese which could, in the future, be exercised). As a result of such ownership, such stockholders are likely to have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

         Possible Volatility of Market Price of Common Stock and Warrants. The market price of securities of development stage companies and many emerging companies has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company's operating results, announcements by the Company or its competitors concerning technological innovations, new products or systems may have a significant impact on the market price of the Company's securities.

         NASDAQ Delisting; Low Stock Price; Net Tangible Assets. The trading of the Company's Common Stock and Warrants on NASDAQ will be conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by NASDAQ. To maintain eligibility for trading on NASDAQ, the Company will be required to, among other things, maintain net tangible assets of at least $2,000,000 and a minimum bid price of $1.00 per share and adhere to certain corporate governance provisions. As of September 30, 1999, the Company's net tangible assets were below the $2,000,000 minimum. If the Company fails any of the tests, the Common Stock or Warrants may be delisted from trading on NASDAQ. On December 20, 1999, the Company received a letter from NASDAQ stating that the Company no longer met the net tangible asset requirement for continued listing on the NASDAQ Small Cap Market, and that NASDAQ was reviewing the Company's eligibility for continued listing thereon. The Company intends to provide NASDAQ with a plan for achieving compliance with all NASDAQ listing requirements by January 3, 2000, as requested by NASDAQ. The effects of delisting include the limited release of the market prices of the Company's securities and limited news coverage of the Company. Delisting may restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. On March 10, 1998, the Company received notice from NASDAQ indicating that because the Company's shares of Common Stock failed to maintain a closing bid price of $1.00 or more for a period of 30 days, it would be subject to delisting. The Company was given a period of 90 days in which to regain compliance with the minimum bid price requirement. Prior to the end of such 90-day period, the Company's shares of Common Stock met the minimum bid price requirement and, therefore, its shares of Common Stock were not delisted. If in the future the Company's shares of Common Stock failed to meet the minimum bid price requirement, it might have to consider a reverse stock split or any other means permissible to attempt to meet the minimum bid price requirement, or its shares could be deleted. In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock or Warrants were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, the Common Stock or Warrants could be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction. If the Company's securities were also deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. The Securities and Exchange Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such requirements could severely limit the liquidity of the Company's securities.

         Future Sales of Restricted Securities; Registration Rights. As of December 18, 1999, the Company had 7,853,993 shares of Common Stock outstanding. Of these shares, 1,725,000 were registered in the Company's IPO in December 1996 and generally are freely tradable by persons other than affiliates of the Company, without restriction or further registration under the Securities Act. Of the balance, 6,024,269 shares of Common Stock (the "Restricted Shares") outstanding, were sold by the Company prior to its initial public offering in reliance on exemptions from the registration requirements of the Securities Act and are "restricted securities" as defined in Rule 144 promulgated under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption therefrom, including an exemption afforded by Rule 144, is available. Under Rule 144 (and subject to the conditions thereof), 3,477,408 of the Restricted Shares owned by Barry Mindes, Mindes Family Limited Partnership, Bernard Albanese and the Marie Albanese Trust and are currently eligible for sale. All of the remaining 2,546,861 Restricted Shares are also currently eligible for sale. Prior to the IPO, the Company's officers, directors and existing stockholders entered into agreements ("lock-up") which prohibited them from selling stock in the Company without the prior written consent of Barington Capital Group, L.P., the Company's managing underwriter for its IPO, until December 12, 1997. On August 27, 1997, Barington released 948,135 shares of the 6,024,269 shares locked up (none of which released shares were held by directors, officers or employees of the Company). In consideration therefor, those shareholders who had a portion of their shares released agreed to extend the lock up on their remaining shares until December 12, 1998. Certain of the Company's existing stockholders and the holders of the Bridge Warrants and the options issued to the Underwriters in the IPO are also entitled to certain rights with respect to the registration under the Securities Act of the securities held by them. The sale of a substantial number of shares of Common Stock or the availability of Common Stock for sale could adversely affect the market price of the Common Stock and Warrants prevailing from time to time.

         Federal and State Registration Requirements; Possible Inability to Exercise Warrants; Possible Redemption of Warrants. Holders of Warrants will have the right to exercise them only if there is a current registration statement in effect with the Securities and Exchange Commission (the "Commission") and such shares are qualified with or approved for sale by various state securities agencies, or if in the opinion of counsel for the Company, there is an effective exemption from registration. There can be no assurance that the Company will be able to keep a registration statement covering the shares underlying the Warrants current. If a registration statement covering such shares of Common Stock is not kept current for any reason, or if the shares underlying the Warrants are not registered in the state in which a holder resides, the Warrants will not be exercisable and may be deprived of any value. The Warrants are redeemable by the Company at a price of $.05 per Warrant if the trading price of the Common Stock is at least $12.00 (200% of the initial Unit offering price) for a period of 15 consecutive trading days ending within 15 days of the date upon which the Warrants are called for redemption. If the Company elects to redeem the Warrants, such redemption could force the holders to exercise the Warrants and pay the exercise price at a time when the holders might not otherwise wish to do so or at a time when the holders might not be financially able to do so; to sell the Warrants at their then current market price when they might otherwise wish to hold the Warrants; or to accept the redemption price of $.05 per Warrant which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. The Warrants and the Underwriters' options expire on December 11, 2001.

         Absence of Dividends. The Company has not paid any dividends on its outstanding Common Stock since its inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

         Anti-Takeover Effects of Certain Provisions of Certificate of Incorporation and Delaware Law. The Company's Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.

         Item 2.           Description of Property

         The Company currently leases approximately 2,350 square feet of space in Little Falls, New Jersey under a lease expiring on June 30, 2000. Annual lease payments for this facility, at which all development and most administrative functions are currently conducted, during the fiscal year ended September 30, 1999, were approximately $22,600. For the fiscal year ending September 30, 2000 lease payments for this facility are expected to be approximately $22,600. The Company also entered into a three year lease expiring on April 30, 2000 for approximately 2,000 square feet of space in Las Vegas,

Nevada. This facility is used as the Hub for operating the System and for sales, training, maintenance, repairs and storage of equipment. Lease payments for this facility during the fiscal year ended September 30, 1999 were approximately $35,700 and are expected to be approximately $40,200 during the fiscal year ended September 30, 2000. The Company also leases off-site facilities in Nevada for the storage of equipment.

         In May 1997, the Company purchased a condominium unit in Las Vegas, Nevada for use by its employees while traveling to Nevada on the business of the Company.

         Item 3.     Legal Proceedings

         None.

         Item 4.     Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

                                     PART II

         Item 5.      Market for Common Equity and Related Shareholder Matters

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

    Quarter                                            High            Low
    -------                                            ----            ---
    October 1, 1997 to December 31, 1997               6               1
    January 1, 1998 to March 31, 1998                  1 3/16          1/2
    April 1, 1998 to June 30, 1998                     4 1/2           27/32
    July 1, 1998 to September 30, 1998                 2 9/32          1
    October 1, 1998 to December 31, 1998               3 1/8           3/4
    January 1, 1999 to March 31, 1999                  2 1/8           7/8
    April 1, 1999 to June 30, 1999                     2 13/32         5/8
    July 1, 1999 to September 30, 1999                 1 7/32          25/32

         The closing bid and asked prices on January 11, 2000 were $1 23/32 and $1 7/8, respectively.

         Current Holders of Common Stock

         Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on December 17, 1999 was 40. The Company believes there are in excess of 2,000 beneficial owners of its Common Stock whose shares are held in "Street Name."

         Dividends

         The Company has never paid cash dividends with respect to its Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of Common Stock. Any decision as to the future payment of dividends on Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

         Recent Sales of Unregistered Securities

         On October 28, 1996, the Company issued 6 1/2 units in a bridge financing (the "Bridge Units"), each Bridge Unit consisting of (i) a 10% Senior Promissory Note (the "Bridge Notes") in the principal amount of $100,000 and
(ii) warrants to purchase 30,000 shares of the Company's Common Stock (the "Bridge Warrants"), at an exercise price equal to the lesser of $3.60 or 60% of the initial Unit offering price in the Company's subsequent IPO. Barington Capital Group, L.P. acted as placement agent for the offering of Bridge Units which were made to a limited number of accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The aggregate offering price was $650,000, of which net proceeds received by the Company amounted to approximately $550,000. An aggregate of 195,000 Bridge Warrants were issued in the bridge financing. The Bridge Warrants entitle the holders thereof to purchase, in the aggregate, up to 195,000 shares of Common Stock at an exercise price of $3.60 per share, subject to adjustment. The Bridge Warrants may be exercised at any time after issuance and expire on October 28, 2001. The shares underlying the Bridge Warrants were registered concurrently with the IPO, and are subject to a two-year lock-up with Barington. The holders of the Bridge Warrants were entitled to certain "piggyback" and demand registration rights.

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

         At or subsequent to the closing of the IPO, the Company expended approximately $659,000 for repayment of the Bridge Notes; approximately $1,335,000 for the purchase of computer equipment including PBSs; approximately $813,000 for professional fees; approximately $404,000 for directors and officers liability insurance premiums; approximately $622,000 for marketing the System and approximately $132,000 for the purchase of a condominium in Henderson, Nevada for use by its employees while traveling on business in Nevada. After other expenses, including product enhancement and development, sales and administration, approximately $1,557,000 remained in cash and short-term, interest-bearing, investment grade securities as of September 30, 1999.

         Item 6.           Management's Discussion and Analysis

         Financial Results

         See "Business - Subsequent Event" for a description of a recent transaction relating to a private sale of shares of Common Stock of the Company.

         For the year ended September 30, 1999, the Company had a net loss of $2,393,239, compared with a net loss of $2,935,002 for the year ended September 30, 1998. Revenues of $10,990 were reported for the year ended September 30, 1999, compared with revenues of $36,418 reported for the prior year. Prior to April 23, 1998, when the Company was granted an OILS license, the Company was restricted to charging fixed fees for the use of the System. Subsequent to the granting of the OILS license, the Company's revenues represent the net win (i.e. total amount wagered less total amount paid out) of the System. The System was operated for the entire year ended September 30, 1999, and for approximately eight months of the year ended September 30, 1998.

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

         The Company's net loss decreased by approximately $541,800 for the year ended September 30, 1999. This resulted primarily from: marketing expenses, which decreased by $278,600 to $171,618, primarily reflecting decreased advertising to promote awareness of the SportXction(TM) game; a bad debt write-off reduction of $79,497 to zero; salary expenses, which decreased by $50,208 to $1,081,270, attributable to decreased administrative, marketing, technical support activities; licensing expenses which decreased by $49,578 to

$42,555 due to reduced investigatory expenses associated with Nevada gaming license applications; a decrease in general liability insurance by $35,638 to $117,885 attributable primarily to reductions in directors and officers liability insurance; depreciation expenses, which decreased by $33,234 from the prior year to $386,184; a reduction in travel expenses by $27,208 to $44,715; and a reduction in recruitment fees by $22,272 to $302, reflecting decreases in employee hiring activity. These expense reductions were offset somewhat by a decline in interest income which decreased by $95,546 to $125,713 due to reduced investments.

         The Company incurred approximately $1,017,000 in research and development costs for the year ended September 30, 1999, compared with approximately $996,000 for the comparable prior year period.

         The Company continues to be in the development stage, with limited revenues generated from the System. As of September 30, 1999, the Company had cumulative net losses since inception of $8,496,761. It expects to continue to incur substantial losses and negative cash flow at least through fiscal year ended September 30, 2000. Contributing to this are the fact that revenues currently being generated since the resumption of the operation of the System in mid-May 1998 have been insignificant and the Company's expectation that it will continue to incur substantial research and development expenses for further product enhancement and development activities.

         As of September 30, 1999, the Company had liquid resources totaling $1,557,030. These include cash and cash equivalents in the amount of $121,505, and short term investments in the amount of $1,435,525. Investments are limited to investment grade marketable securities with maturities of less than 18 months. The Company is in late stage negotiations with several companies who wish to license the SportXction(TM) software for both domestic and foreign markets. These license opportunities include wagering as well as non-wagering (primarily contests) uses of the software. The Company expects that these agreements, when signed, will produce revenue that, in conjunction with its existing resources, will be able to satisfy its cash requirements for at least 36 months. There is no assurance however, that any of these agreements will be signed. If these agreements are not signed, it may be necessary for the Company to seek additional funding, or reduce its expenses by curtailing its operations in Nevada, or both. If these agreements are not signed and the Company is unable to raise additional funding on terms deemed reasonable, then the Company will be required to curtail certain operations in order to reduce its expenses. Based upon the anticipated reduction in its expenses, the Company believes that existing resources will be sufficient to satisfy its contemplated cash requirements for approximately 12 months. Capital expenditures are expected to be limited to the purchase of additional computer equipment and leasing additional computer equipment, most of which will be required in connection with its activities relating to legal wagering from remote sites in Nevada (see "Business - General"). Existing resources will fund these requirements (see "Business - Subsequent Event").

         Recent Developments

         See "Business - Subsequent Event."

         The Company announced on July 20, 1999 that it signed agreements with several Nevada casino based sports books to jointly market the Company's newest version of its SportXction(TM) wagering system. This new version allows players to make legal sports wagers from PC's linked via telephone lines from remote (non-sports book) locations anywhere throughout the State of Nevada. The system accepts wagers by bettors who have established and funded accounts at gaming establishments. This System was designed to run on a third-party secure private network that assures that players are placing their wagers from within Nevada, as required by regulations of the Nevada Gaming Authorities.

         The Company announced on December 6, 1999, that it had received final approval for the remote wagering system. The Company believes that this is the first and only system thus far, which has received either final or live money trial approval by Nevada Gaming Authorities, which allows players to place sports wagers from PC's at remote sites. The sports book signs up patrons, allowing them to establish accounts, deposit and withdraw funds. The Company operates the centralized system, running consolidated wagering pools across the participating sports books, which receive share of the revenue. Remote wagering by means of a PC is currently available through four sports books (one of these four establishments also has Player Betting Stations in one of its casinos, permitting play-by-play wagering). These establishments are inter-linked with the Hub via telephone lines. One Hub system services both the in-casino and remote wagering systems.

         Utilization of the SportXction(TM) sports wagering system in casinos and other gaming establishments has been disappointing to date. The Company believes this is due to a variety of factors including players having to learn a new game, lack of effective advertising means to address players in casinos who are largely tourists, the inconvenience for local players to have to visit a major casino in order to play and the fact that the system is currently operational in only two casinos. In order to encourage more potential players to wager through the System, the Company adapted the System to permit limited time periods of free play and practice betting during the course of a sporting event. It also introduced other new features and enhancements to the System to attract additional players and increase wagering. Despite these new features and enhancements, the revenue generated by the casino based PBSs remains small, and is likely to remain insufficient to avoid continuing loses by the Company for the foreseeable future.

         The Company is currently expanding the capabilities of the System to allow other types of wagers. Ongoing software development has recently been completed to allow the inclusion of teasers, futures, and other exotic wagers. Future enhancements could include the ability to allow pari-mutuel wagers on races. Another possible option is fixed (as opposed to pari-mutuel) odds race wagering, which is very popular in foreign venues. All enhancements would have to be approved by the Nevada Gaming Authorities before use for live money wagering in the State of Nevada would be permitted.

         The wagering pools for traditional pre-game wagers, including parlays, teasers and other exotic wagers, are more difficult to balance than play-by-play wagers due to the larger size of those wagers, as well as the decreased likelihood of multiple wagers being placed simultaneously. As the proportion of traditional wagers increases, the Company's revenues, to the extent they are based on net win, may be subject to increased volatility related to the success (or lack thereof) of the players in making these types of sports wagers.

         On December 26, 1998, the Company launched free sports contests on the Internet using its SportXction(TM) System as a non-wagering game. It conducted approximately 20 contests through January 31,1999 as a trial of the technology without any marketing. The technology trial was successful with modest player participation.

         Although the current version of the System can be, and has been used for contests by accumulating "play dollars", the Company is in the process of enhancing the product by creating a version specifically for use for non-wagering contests. This contest version allows the player to earn points for making correct picks. The number of picks which can be made can be limited. The points earned will be related to the odds of the outcome occurring, such that picking the underdog side would earn more points than picking the favorite side, if the pick turns out to be correct. The contest version can be connected to an advertising module through which the player can earn the right to make more picks, by watching advertisements, thereby increasing his ability to earn contest points.

         SportXction(TM) can also be used legally throughout the country in conjunction with contests for prizes, and for wagering in much of the world outside of the U.S. The Company believes that these venues represent the most significant market for its products, which have been successfully adapted for use on the Internet. The Company is aggressively pursuing several foreign and non-Nevada domestic marketing opportunities. All opportunities specifically exclude accepting wagers from players in the U.S., or from other venues, where it is illegal. The Company's marketing is focused in several areas; (i) pre-game and play-by-play wagering from remote (non-casino) locations within the State of Nevada using the RAVE(TM) technology, (ii) pre-game and play-by-play wagering on the Internet or private networks in those foreign countries where it is legal, and (iii) non-wagering applications, including games and contests nationally, over the Internet, where the Company intends to derive revenue from advertising, merchandising, and data-mining. All wagering products and systems may require approval by the appropriate local gaming authorities.

         Furthermore, it is possible that the Company will close its in-casino SportXction(TM) play-by-play wagering installations. The Company now provides that capability from homes and other remote (non-casino) locations, where the economics are far more favorable as the Company does not have to purchase, supply and maintain the player's equipment (PCs, modems, monitors, printers, etc) and telephone lines. The Company will no longer emphasize the marketing of the in-casino version of its System to gaming establishments in Nevada.

         Year 2000 Issue

         The term "Year 2000 (`Y2K') Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the date in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Y2K computer software compliance issues may affect the Company and most companies in the world. The Company's SportXction(TM) sports wagering System was designed and developed during the past several years. As such, the Company recognized Y2K problem and has attempted to write all of its proprietary software utilizing four digits in order to avoid a Y2K problem. The Company also utilizes a variety of software products in its database manufactured by Microsoft Corporation, all of which are reported to be Y2K compliant. In addition to information provided by Microsoft Corporation, the Company's technical staff had discussions with vendors in order to determine whether such vendors' products were Y2K compliant.

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

         Based upon its efforts to date, the Company does not believe that its System requires any material modifications or replacements in order to be Y2K compliant. The Company does not believe that the readiness of its customers and suppliers to be Y2K compliant will have a material impact on the Company. The Company has developed contingency plans relating to the Y2K problems to the extent such plans are possible. These plans attempt to mitigate both internal risks of the Y2K problem with any risks that may be impacted by the Company's customers and suppliers. The Company believes, however, that due to the widespread nature of potential Y2K issues, the contingency planning process is an ongoing one which may require further modifications as the Company obtains additional information regarding any Y2K problems affecting the Company's systems and equipment and regarding the status of its suppliers and customers regarding their becoming Y2K compliant.

         Through September 30, 1999, the Company estimates that it has spent approximately $46,000 in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Statement of Operations. The Company does not expect that any additional costs to be incurred in its efforts to achieve Y2K compliance will have a material effect on its liquidity or financial condition. The Company intends to fund the costs of becoming Y2K compliant from its available liquid assets.

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

         Safe Harbor Statement

         The preceding "Y2K problem" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Y2K problem" discussion and elsewhere in this Management's Discussion and Analysis, the words "believes," "expects," "estimates," "may" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the estimated cost of becoming Y2K compliant and the Company's belief that its System and equipment will be Y2K compliant in a timely manner and that the readiness of its customers and suppliers to be Y2K compliant will not have a material impact on the Company. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and radicate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. If the modifications and conversions required to make the Company Y2K compliant are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

         Item 7.    Financial Statements

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

         Item 13.   Exhibits and Reports on Form 8-K

         (a)        Exhibits

                  (a)      The following exhibits are filed herewith:

3.1               Certificate of Incorporation of the Company (1)
3.1(a)            Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company (1)
3.2               By-Laws of the Company (1)
10.1(b)           Employment Agreement between the Company and Barry Mindes, dated as of July 1, 1999
10.2(a)           Employment Agreement between the Company and Bernard Albanese, dated as of  July 1,
                  1998 (2)
10.3              Form of Proprietary Information, Inventions and Non-Solicitation Agreement (1)
10.4              Form of Subscription Agreement (1)

10.5              Rights Agreement among the Company and the investors listed on Schedule A  therein, dated as of June 2, 1995 (1)
10.6              Stock and Warrant Purchase Agreement among the Company and the investors listed on
                  Schedule A therein, dated as of June 2, 1995 (1)
10.7              Rights Agreement between the Company and Barry Mindes, dated as of June 20,  1996 (1)
10.8              Form of Stockholders Agreement among the Company, Barry Mindes and all  Stockholders of the Company (other than stockholders who are party to the Rights  Agreement referred to in 10.6 above) (1)
10.9              Lease between Eastern American Mortgage Company, Inc. and the Company,  dated June 9,
                  1995(1)
10.10             Form of Indemnification Agreement to be entered into between the Company and  its directors and executive officers (1)
10.11             1995 Stock Option Plan, as amended January 7, 1999
10.12             1996 Stock Option Plan, as amended January 7, 1999
10.13             Form of Incentive Stock Option Agreement (3)
10.14             Form of Non-Qualified Stock Option Agreement (4)
23.1              Consent of KPMG LLP
24.1              Power of Attorney  (Included on signature page hereto)
27.1              Financial Data Schedule

                  (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

     (1) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Registration Statement on Form SB-2 (Reg. No. 333-15005) which was declared effective by the Securities and Exchange Commission on December 11, 1996.
     (2) Incorporated by reference to Exhibit 10.2(a) of the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.
     (3) Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 (Reg. No. 333-41847).
     (4) Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (Reg. No. 333-41847).

                                    PART III

         The information required by Part III is hereby incorporated by reference from the Company's definitive proxy statement involving the election of directors to be filed on or prior to January 28, 2000. If the definitive proxy statement is not filed on or prior to January 28, 2000, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERNATIONAL SPORTS WAGERING INC.

                                   By:  /s/ Barry Mindes
                                        ------------------------------------
                                        Barry Mindes, Chairman of the Board
                                        (Principal Executive Officer)

                                        January 13, 2000

                                POWER OF ATTORNEY

                  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Barry Mindes and Bernard Albanese, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and all documents relating thereto, and to file the dame, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents , full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In reply to: accordance with the requirements of the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.

               Signature                                       Title                              Date
               ---------                                       -----                              ----
                                         Chairman of the Board and Director (Principal       January 13, 2000
           /s/ Barry Mindes              Executive Officer)
----------------------------------------
             Barry Mindes


                                         President, Treasurer and Director  (Principal       January 13, 2000
         /s/ Bernard Albanese            Financial and Accounting Officer)
----------------------------------------
           Bernard Albanese


        /s/ Fredric Kupersmith           Director                                            January 13, 2000
----------------------------------------
          Fredric Kupersmith


          /s/ Janet Mandelker            Director                                            January 13, 2000
----------------------------------------
            Janet Mandelker


          /s/ Harold Rapaport            Director                                            January 13, 2000
----------------------------------------
            Harold Rapaport

                       International Sports Wagering Inc.
                          (A Development Stage Company)


                          Index to Financial Statements


                                                              Page
                                                              ----
     Independent Auditors' Report                             F-2

     Balance Sheets as of September 30, 1999 and 1998.        F-3

     Statements of Operations for the years ended
     September 30, 1999 and 1998 and the period from
     May 22, 1995 (date of inception) to September 30,
     1999.                                                    F-4

     Statements of Stockholders' Equity for the period
     from May 22, 1995 (date of inception) to September
     30, 1999.                                                F-5

     Statements of Cash Flows for the years ended
     September 30, 1999 and 1998 and the period from
     May 22, 1995 (date of inception) to September 30,
     1999.                                                    F-6

     Notes to Financial Statements                            F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
International Sports Wagering Inc.:

     We have audited the accompanying balance sheets of International Sports Wagering Inc. (a development stage company) as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999 and 1998 and for the period from May 22,1995 (date of inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Sports Wagering Inc. (a development stage company) as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, and for the period from May 22, 1995 (date of inception) to September 30, 1999, in conformity with generally accepted accounting principles.

                                              /s/ KPMG LLP

New York, New York
November 23, 1999, except as
to Note 10 which is as of
January 12, 2000

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                           September 30, 1999 and 1998


                                     ASSETS


                                                   1999        1998
                                                   ----        ----
    Current assets:
      Cash and cash equivalents               $   121,505     198,607
      Accounts receivable                          12,081       3,401
      Investments                               1,435,525   3,274,963
      Current portion of notes receivable           --         25,000
      Prepaid expenses and other current
       assets                                      35,340     105,486
                                               ----------   ---------

          Total current assets                  1,604,451   3,607,457

    Property and equipment, net                   430,910     800,070
    Notes receivable, less current portion           --         8,620
    Other assets                                    5,131      13,423
                                              -----------   ---------

          Total assets                        $ 2,040,492   4,429,570
                                              ===========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Deposits payable                        $    20,176      10,490
      Accounts payable                             99,156      94,629
      Accrued expenses                            121,858     155,910
                                              -----------   ---------

          Total current liabilities               241,190     261,029
                                              -----------   ---------

    Stockholders' Equity:
      Preferred stock, par value $.001 per
        share; 2,000,000 shares authorized,
        none issued or outstanding                    --          --
      Common stock, par value $.001 per
        share; 20,000,000 shares authorized,
        issued and outstanding; 7,852,993
        in 1999 and 7,819,660 in 1998              7,853        7,820
      Additional paid-in capital              10,288,210   10,264,243
      Deficit accumulated during the
        development stage                     (8,496,761)  (6,103,522)
                                              ----------- -----------


          Total stockholders' equity           1,799,302    4,168,541
                                             -----------  -----------

    Commitments and contingencies

          Total liabilities and
            stockholders' equity             $ 2,040,492    4,429,570
                                             ===========   ==========






See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                            Statements of Operations
             Years ended September 30, 1999 and 1998 and the period
           from May 22,1995 (date of inception) to September 30, 1999


                                                                           May 22, 1995
                                                                             (date of
                                        Year ended         Year ended     inception) to
                                       September 30,      September 30,   September 30,
                                           1999                1998            1999
                                       ------------      --------------   --------------
         Revenues                      $    10,990        $   36,418        $   50,988
                                       ------------       -----------       ----------

         Costs and expenses:
          Research and development
           expense                       1,017,471           996,104         3,797,094
          General and administrative
           expense                       1,512,471         2,196,575         5,149,992
                                       ------------       -----------       ----------
                                         2,529,942         3,192,679         8,947,086
                                       ------------       -----------       ----------

            Operating loss              (2,518,952)       (3,156,261)       (8,896,098)
                                       ------------       -----------       -----------

         Other income (expense):
          Interest income                  125,713           221,259           698,435
          Interest expense                     --                --           (299,098)
                                       ------------       -----------       -----------
                                           125,713           221,259           399,337
                                       ------------       -----------       ----------

            Net loss                   $(2,393,239)       (2,935,002)       (8,496,761)
                                       ============       ===========       ===========

         Net loss per share            $     (0.31)            (0.38)            (1.16)
                                       ============       ===========       ===========

         Weighted average common
          shares and equivalents
          outstanding-basic and
          diluted                        7,831,824         7,780,722         7,315,153
                                       ============       ===========      ===========




         See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                        Statement of Stockholders' Equity
                        For the period from May 22, 1995
                    (date of inception) to September 30, 1999


                                                                        Deficit
                                                                      accumulated
                                  Common stock           Additional   during the
                                  ------------            paid-in     development
                               Shares        Amount       capital        stage          Total
                              ----------   ---------     ----------   -----------     ----------
Issuance of shares
 of common stock
 upon incorporation
 (May 22, 1995)                      907  $       1   $          2   $     --       $        3
Issuance of common
 stock upon merger             3,023,048      3,023         (2,023)        --             1,000
Issuance of common
 stock                         1,767,567      1,768        813,843         --           815,611
Net loss                            --           --            --      (109,011)       (109,011)
                              ----------   ---------     ----------   -----------     ----------

Balance, September 30, 1995    4,791,522      4,792        811,822     (109,011)        707,603
 Issuance of common
 stock                            60,461         60         42,440          --           42,500
Issuance of common
 stock through exercise of
 warrants                      1,164,729      1,165        813,021          --          814,186
Issuance of common
 stock through
 exercise of options               7,557          7          5,306          --            5,313
Issuance of options
 to consultants                     --          --          14,500          --           14,500
Net loss                             --         --             --       (868,188)      (868,188)
                              ----------  ---------     -----------    ----------      ---------

Balance, September 30, 1996    6,024,269      6,024      1,687,089      (977,199)       715,914
Issuance of common
 stock                         1,725,000      1,725      8,527,740          --        8,529,465
Net loss                             --         --             --     (2,191,321)    (2,191,321)
                              ----------  ----------    -----------   ------------   -----------

Balance, September 30, 1997     7,749,269      7,749     10,214,829    (3,168,520)     7,054,058
Issuance of common
 stock through
 exercise of options              70,391         71         49,414          --           49,485
Net loss                             --          --            --     (2,935,002)    (2,935,002)
                             -----------    ---------   -----------   ------------   -----------
Balance, September 30, 1998    7,819,660      7,820     10,264,243    (6,103,522)     4,168,541
Issuance of common
 stock through
 exercise of options              33,333         33         23,967          --           24,000
Net loss                             --          --            --     (2,393,239)    (2,393,239)
                             -----------    ---------   -----------   ------------   -----------

Balance, September 30, 1999    7,852,993  $   7,853   $ 10,288,210   $(8,496,761)   $ 1,799,302
                              ==========  =========   ============   ============   ===========




See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
             Years ended September 30, 1999 and 1998 and the period
           from May 22, 1995 (date of inception) to September 30, 1999

                                                                                      May 22, 1995
                                                                                        (date of
                                                   Year ended         Year ended      inception) to
                                                  September 30,      September 30,    September 30
                                                       1999               1998           1999
                                                 --------------      -------------   ---------------
Cash flows from operating activities:
 Net loss                                       $   (2,393,239)     $  (2,935,002)       (8,496,761)
 Adjustments to reconcile net loss to net
 cash (used in) operating activities:
  Depreciation and amortization                        386,969            420,203         1,082,152
  Bad debt expense                                         --              79,497            79,497
  Issuance of options to consultants                       --                 --             14,500
 Changes in assets and liabilities:
  Accounts receivable                                   (8,680)           (79,948)          (91,578)
  Prepaid expenses and other current assets             70,146             78,829           (35,340)
  Other assets                                           7,507             (7,850)           (8,533)
  Customer deposits                                      9,686             10,490            20,176
  Accounts payable                                       4,527            (48,568)           99,156
  Accrued expenses                                     (34,052)           (66,435)          121,858
                                                   ------------           ---------    ------------
     Net cash used in operating activities          (1,957,136)        (2,548,784)       (7,214,873)
                                                   ------------        -----------       -----------

Cash flows from investing activities:
 Purchase of investments                            (3,684,665)        (7,293,918)      (43,154,118)
 Proceeds from sales of investments                  5,524,103          9,094,193        41,718,593
 Purchase of property and equipment                    (17,024)          (164,292)       (1,509,660)
 Issuance of notes receivable                              --                 --           (100,000)
 Proceeds from repayments of notes receivable           33,620             35,610           100,000
                                                  -------------        -----------       ----------
    Net cash provided by (used in) investing
    activities                                       1,856,034           1,671,593       (2,945,185)
                                                   ------------          ---------       -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                 24,000              49,485        10,281,563
                                                   ------------            --------       ----------
    Net cash provided by  financing activities          24,000              49,485        10,281,563
                                                   ------------             ------       -----------

 Net (decrease) increase in cash
 and cash equivalents                                  (77,102)           (827,706)          121,505
 Cash and cash equivalents, beginning of period        198,607           1,026,313                --
                                                    -----------        -----------        ----------

 Cash and cash equivalents, end of period          $   121,505         $   198,607        $  121,505
                                                   ============        ===========        ==========

Supplemental disclosures:
 Cash paid for interest                            $       --          $      --          $    9,098
                                                   ============        ===========        ==========






See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                           September 30, 1999 and 1998

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

     The Company is a development stage company which has not commenced generating significant revenue from its planned primary business activities. Since the Company's inception, it has been primarily engaged in product research and development, market testing its intended product, recruitment of key personnel, and raising capital. The Company's system was operational the entire fiscal year ended September 30, 1999, however there are no significant operating revenues and there have been no significant product sales from inception of the Company through September 30, 1999. There can be no assurance that the Company will be able to enhance or market its product in the future, that future revenues will be significant, that any sales will be profitable, or that the Company will have sufficient funds available to enhance or market its product. Further, the Company's future operations are dependent on the success of the Company's commercialization efforts, market acceptance, and maintaining regulatory approval of its product.

     On October 28,1996, the Company raised approximately $550,000, net of expenses, from the sale of 6 1/2 units in a private placement for $100,000 per unit, each unit consisting of a 10% senior promissory note in the principal amount of $100,000 and warrants to purchase 30,000 shares of the Company's common stock at an exercise price equal to the lesser of $3.60 per share or 60% of the initial public offering (the "IPO") price per share in its IPO. The senior promissory notes were due on the consummation of the Company's IPO.

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

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998

 (2)  Summary of Significant Accounting Policies (Continued)

         Property and equipment:

         Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, generally three to twenty five years, using the straight-line method.

     Expenditures for repairs and maintenance are charged to expense as incurred.

     Investments:

     Investments at September 30, 1999 and 1998 consist of debt securities issued by the Federal government and corporate entities. The Company accounts for these investments pursuant to Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

     Under SFAS 115, debt securities are classified as either held to maturity, trading or available-for-sale. Securities that an enterprise has the positive intent and ability to hold to maturity are classified as held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. All securities not classified as either held to maturity or trading are classified as available-for-sale. Held to maturity securities are reported at amortized cost, while trading and available-for-sale securities are recorded at fair value pursuant to SFAS 115. For trading securities, unrealized holding gains and losses are included in earnings. All of the Company's debt securities are classified as available-for-sale.

     The current investments include those debt securities which are scheduled to mature within twelve months of the balance sheet date, and include investments with maturities ranging from October 1999 to September 2000.

         Revenue Recognition:

         Prior to May 11, 1998, the Company's revenues represent fixed fees the Company charged for the use of the System. Starting on May 11, 1998, the Company's revenues represent the net win (i.e. the total amount wagered less total amount paid out) of the System.

     Research and development:

     All research and development, patent application and patent maintenance costs are charged to expense as incurred.

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998

(2) Summary of Significant Accounting Policies (Continued)

reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments:

     Statement of Financial Accounting Standards No.107, "Disclosures About Fair Value of Financial Instruments.", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets.

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

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
Of:

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measures by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         Accounting for Stock Based Compensation:

     The Company accounts for its stock-based compensation in accordance with the provisions of the Accounting Principles Board Opinion NO. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued SFAS NO. 123, "Accounting for Stock-Based

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998

(2)  Summary of Significant Accounting Policies (Continued)

Compensation", which is effective for fiscal years beginning after December 15, 1995. SFAS NO.123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS NO. 123 had been adopted, as well as certain other information.

         Basic and Diluted Net Loss per Common Share:

         Basic and diluted net loss per common share is presented in accordance SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 was effective for financial statements for both interim and annual periods ending after December 15, 1997.

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

         The weighted average shares used in the net loss per share computations for the years ended September 30, 1999 and 1998 were 7,831,824 and 7,780,722 for the period from May 22, 1995 (date of inception) to September 30, 1999 was 7,315,153.

      Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 2,922,712 and 2,328,456 as of September 30, 1999 and 1998, respectively.

         Comprehensive Loss:

         On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (loses) on securities and is presented in the statements of stockholders equity and comprehensive income. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. There were no differences between the Company's comprehensive loss and its net loss for all periods presented.

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

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998

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

                                                         1999        1998
                                                         ----        ----
Net loss - as reported                               $(2,393,239) (2,935,002)
Net loss - pro forma                                  (2,460,331) (3,111,696)

Net loss per share basic and diluted - as reported      $  (0.31)      (0.38)
Net loss per share basic and diluted - pro forma           (0.31)      (0.40)

     The pro forma amounts as noted above may not be representative of the effects on reported income/loss(es) for future years.

     The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for both periods), risk free interest rate of 6.25% (for both periods), expected volatility of 88% and 172% in 1999 and 1998, respectively, and an expected life of 7 years (for both periods). The weighted average grant date fair value of options granted in 1999, 1998, 1997 and 1996 was $1.15, $0.72, $2.96, and $0.25, respectively.

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998

(3)  Preferred and Common Stock (Continued)


         Activity related to the 1995 Plan is as follows:

                                                                  Weighted
                                                      Shares    Average Price
                                                      ------    -------------
     Outstanding, September 30, 1995                   75,576       $0.70
        Granted                                       574,372       $0.70
        Exercised                                      (7,557)      $0.70
                                                     --------
     Outstanding, September 30, 1996                  642,391       $0.70
        Granted                                          --
        Exercised                                        --
                                                     --------
     Outstanding, September 30, 1997                  642,391       $0.70
        Exercised                                     (70,391)      $0.70
        Cancelled                                    (105,805)      $0.70
                                                     --------
     Outstanding, September 30, 1998                  466,195       $0.70
        Exercised                                        --
        Cancelled                                        --
                                                     --------
     Outstanding, September 30, 1999                  466,195       $0.70
                                                     ========

     Vested at September 30, 1999                     401,200

     Options available at September 30, 1999          105,805

         In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan is substantially similar to the 1995 Plan, except that there are 825,000 shares of Common Stock authorized and available for issuance pursuant to options which may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee.

     Activity related to the 1996 Plan is as follows:
                                                                   Weighted
                                                       Shares    Average Price
                                                       ------    -------------
     Outstanding, September 30, 1996                     --
        Granted                                       412,500         $6.06
        Exercised                                        --
        Cancelled                                     (58,000)        $3.99
                                                      --------
     Outstanding September 30,1997                    354,500         $6.40
        Granted                                       446,000         $1.24
        Exercised                                        --
        Cancelled                                    (430,500)        $5.77
                                                     ---------
     Outstanding September 30,1998                    370,000         $0.82
                                                     =========
        Granted                                       263,000         $1.40
        Exercised                                     (33,333)        $0.72
        Cancelled                                     (80,667)        $0.83
                                                      --------
     Outstanding September 30,1999                    519,000         $1.12
                                                     =========

     Vested at September 30, 1998                     119,333

     Options available at September 30, 1998          272,667

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998

(3)  Preferred and Common Stock (Continued)

     The following table summarizes information about stock options outstanding at September 30, 1999.

                      Options Outstanding                 Options Exercisable
              -----------------------------------       ----------------------
                            Weighted
                             Average     Weighted                     Weighted
Range of                    Remaining     Average                      Average
Exercise         Number    Contractual   Exercise          Number     Exercise
  Price       Outstanding      Life        Price         Outstanding     Price
--------      -----------  -----------   ---------       -----------  --------
0.67  - 0.72     698,195        7           0.70           514,533       0.70
1.063 - 1.41     263,000        9           1.40              -            -
2.08  - 2.125     24,000        9           2.10             6,000       2.10
               -----------                                 -------
                 985,195                                   520,533

     At September 30, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.672 - $2.125 and 8 years respectively.

     The designations, rights, and preferences of the preferred stock are to be determined by the Board of Directors at the time of issuance.

(4)  Property and Equipment

     Property and equipment at September 30, 1999 and 1998 consist of the following:

                                          1999           1998
                                          ----           ----

     Furniture and fixtures          $   38,510     $   38,397
     Building and improvements          136,394        136,394
     Computer equipment               1,334,756      1,317,845
                                     ----------      ---------
                                      1,509,660      1,492,636

    Less accumulated depreciation    (1,078,750)      (692,566)
                                     -----------    -----------
                                     $  430,910     $  800,070
                                     ===========    ==========

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998

(5)  Accrued Expenses

     Accrued expenses at September 30, 1999 and 1998 consist of the following:

                                       1999                     1998
                                       ----                     ----

     Professional fees              $ 30,000                 $ 30,000
     Payroll and related costs        87,358                  105,432
     Bonuses                           4,500                   20,083
     Other                               --                       295
                                    --------                  -------
                                    $121,858                 $155,810
                                    ========                 ========

     Payroll and related costs representing accrued salaries and vacations earned but not yet taken in 1999, and 1998 was approximately $44,635, and $57,110, respectively.

         The Company recognized $150,481 and $149,715 in expenses relating to their attorney who is also a stockholder of the Company in 1999 and 1998, respectively, and $427,227 since inception.

(6) Commitments

     Leases:

     The Company leases office facilities and equipment under operating leases. These leases are due to expire in May and June of 2000. The Company's remaining minimum rental commitments are $51,219.

     Rent expense under operating leases during 1999 and 1998 was $66,349 and $55,390, respectively, and $176,887 since inception.

     Employment agreements:

     The Company entered into employment agreements with two of its employees. The agreements, both of which expire in June 2000 provide for an aggregate minimum compensation of $247,500, in fiscal year 2000, respectively. Compensation expense recognized under these agreements and an agreement with a former officer, for the years ended September 30, 1999 and 1998 and for the period from inception to September 30, 1999 was $331,116, $602,500, and $1,442,431, respectively. The agreements also provide for severance payments upon certain events, as defined.

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998

(6)   Commitments (Continued)

         License agreements:

         The company entered into a software license agreement which calls for the Company to purchase certain equipment, and take over lease payments for other equipment, upon receiving certain approvals from Nevada gaming authorities. The aggregate payments required under this agreement, assuming imminent approvals, are expected to be $179,345 and $67,072, in fiscal years 2000, and 2001, respectively.

(7)   Income Taxes

     The income tax benefit for the years ended September 30, 1999 and 1998 and the period from May 22, 1995 (date of inception) to September 30, 1999 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pre-tax loss as a result of the following:

                                 Years ended        Inception to
                                 September 30,      September 30,
                                1999       1998         1999
                                ----       ----         ----

     Computed tax benefit
       at 34%                 $(813,701)  (997,901)  (2,886,178)
     50% of meals and
       entertainment expense      1,673        421        3,703
     Expected state tax
       benefit net of Federal  (143,206)  (170,907)    (505,407)
     Increase in valuation
       allowance for deferred
       tax assets               955,234   1,168,387    3,387,882
                              ---------- -----------  ----------
     Income tax expense       $    --        --           --
                              ==========  ==========  ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are presented below:

     Deferred tax assets:                1999          1998
     Federal and state net
       operating loss carryforward    $3,137,700   $ 2,234,316
     Depreciation and amortization       211,164       155,224
     Employee compensation and
       benefits                           37,018        43,108
                                       ---------      --------
     Total gross deferred tax
       assets                          3,387,882     2,432,648
     Less valuation allowance         (3,387,882)   (2,432,648)
                                      -----------   -----------

          Net deferred tax assets     $     --      $     --
                                      ===========   ===========

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998

(7)      Income Taxes (Continued)

     As of September 30, 1999, the Company had a net operating loss carryforward of approximately $7,861,000 for Federal and state income tax reporting purposes available to offset future taxable income through the year 2018 and future state taxable income through the year 2005. The Company has provided a valuation allowance of $3,387,882 and $2,432,648 at September 30, 1999 and 1998,
respectively, against its deferred tax assets since it is more likely than not that the Company will not realize such assets due to the Company's development stage nature of operations and the pre-tax loss since inception.


(8)  Bad Debt Write-off

     In June of 1997, the Company entered into an agreement with a Nevada casino whereby the Company granted the casino a license to function as the hub operator(the "Hub Operator")of the Company's sports wagering system. Under the agreement, the Company was to receive a fixed fee based on a per-terminal use basis. In October of 1997, an affiliate of the Hub Operator executed a promissory note to the Company for $50,000 loaned to the Hub Operator by the Company. The note provides for principal in the amount of $5,000 and accrued interest at the rate of 10% per annum to be paid in consecutive monthly installments commencing in February of 1998 and continuing thereafter, with all amounts fully due by September of 1998. The note is guaranteed by two principals of the affiliate of the Hub Operator. The Hub Operator agreement was to terminate in March of 1999 or sooner as specified in the agreement. In January of 1998, the Hub Operator ceased doing business as a result of financial difficulties unrelated to the operation of the system. For the year ending September 30, 1998, the Company reserved the full amount of the above loan of $50,000, and $29,497 in receivables.


(9)  Line of Credit Agreement

     In September of 1997, the Company entered into an agreement with a bank which provided for a total line of credit of $3,000,000, with interest at Libor plus 1% or the bank's alternate base rate as defined in the agreement. Borrowings under this line of credit were to be at the convenience of the Company's management and may have been repaid at any time prior to the expiration of the facility, with interest payable monthly. The amount of such borrowings are required to be secured by the Company's investments, and are limited to specified marginal percentages of certain investment vehicles maintained in a separate, specified investment management account with the lending bank. This agreement expired in September of 1999.

                       International Sports Wagering Inc.
                          (A Development Stage Company)

                    Notes To Financial Statements (Continued)
                           September 30, 1999 and 1998


(10)     Subsequent event

         On January 12, 2000, the Company sold to accredited investors ("Investors") in a private transaction not registered under the Securities Act of 1933, as amended (the "Act"), 800,000 shares (the "Shares") of the Company's Common Stock, par value $.001 per share, for $1,000,000, or $1.25 per share. The Company also agreed that if by April 11, 2000 it did not enter into a transaction (the "Subsequent Transaction") relating to the licensing of its proprietary software and intellectual proprietary, pursuant to which Subsequent Transaction the Company is to receive at least $7.5 million during the period of three years after the date of the Subsequent Transaction, then it would either
(a) refund to the Investors a total of $520,000 or (b) deliver to the Investors a total of 866,667 additional shares (the "Additional Shares"). The Company must determine by no later than February 11, 2000 which of the foregoing alternatives it would elect if the Subsequent Transaction does not occur. The Company also agreed to promptly file a Registration Statement with the Securities and Exchange Commission in order to register the Shares and Additional Shares, if any, under the Act.