Form 10KSB/A
period 1999-09-30
INTERNATIONAL SPORTS WAGERING INC
filed 2000-01-28
CIK 1025995

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
|X| AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1999
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________
         to ________
                      -------------------------------------

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

         Certain statements in this Report on Form 10-KSB/A ("Report") under the captions "Item 1. Description of Business, "Item 6. Management's Discussion and Analysis" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding potential market size, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players for its SportXction(TM) sports wagering game and traditional pre-game wagering from remote (non-casino) locations, whether or not any pending licensing negotiations will be concluded favorably, the ability of the Company to raise additional financing if required, the length of time the Company's cash resources will last and meeting its cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such factors include, among others, the following: single product; limited contracts; uncertain market acceptance; development stage company; expectation of losses; small wagering pools; capital requirements; need for additional financing; governmental regulation; competition and rapid technological change; uncertainties regarding intellectual property; management for growth; dependence on key personnel; limited marketing experience; need for additional personnel; limited market size; seasonality of sporting events; possible exclusive relationships between casinos and third parties; possible objections by leagues and broadcasters; control by management; possible volatility of market price of common stock and warrants; NASDAQ delisting; low stock price; and other factors referred to in this Report (see "Item 1. Description of Business-Important Factors Regarding Forward- Looking Statements and Other Risks"). When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         See "Business - Subsequent Event."

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

         Item 7.    Financial Statements

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Board of Directors

         The following table sets forth the names of the current directors and executive officers of the Company and certain information with regard to each such person.

      Name                      Age       Position with the Company
      ----                      ---       -------------------------
 Barry Mindes                   68        Chairman of the Board and Secretary

 Bernard Albanese               52        President, Treasurer (Chief Financial
                                            Officer) and Director

 Fredric Kupersmith (1)         66        Director

 Janet Mandelker (2)            32        Director

 Harold Rapaport (1)(2)         77        Director

-----------------
(1)  Member of the Audit Committee.
(2)  Member of the Stock Option Committee.

         Barry Mindes is the founder of the Company and has served as Chairman of the Board of the Company since inception. Since December 1998, he has also served as Secretary of the Company. From inception through August 1996, he also served as Chief Executive Officer, President and Secretary of the Company, and from inception to July 1995, he also served as Treasurer of the Company. Mr. Mindes founded Systems Enterprises Inc., a predecessor to the Company, in December 1992, and from its inception until its merger with the Company in May 1995, served as its only officer, director and stockholder.

         Bernard Albanese has served as President of the Company since September 1996, as Treasurer since July 1995, as Vice President-Systems from July 1995 until August 1996, and as a director since October 1996. From 1993 to 1995, Mr. Albanese was Vice President--Operations of Advanced Data Systems Inc., a provider of medical-related computer systems, in which position he was responsible for all installation, training and telephone support for an installed base of over 1,000 customers.

         Fredric Kupersmith has served as a director of the Company since October 1996. Since 1977, Mr. Kupersmith has been President of Polsim Consultants Inc., a private company that provides consulting services in communications, computer and television systems. From 1971 to 1992, Mr. Kupersmith held various executive positions at New York City Off-Track Betting Corporation, including Vice President of Computers and Communications Systems.

         Janet Mandelker has served as a director of the Company since July 1995. Since March 1999, she has been pursuing graduate studies. From June 1998 until March 1999, she was an independent consultant. From December 1997 until June 1998, Ms. Mandelker served as a financial analyst with DePuy ACE Medical Company. From October 1996 through November 1997, she was an independent consultant. From 1992 until October 1996, Ms. Mandelker served as Assistant Managing Director of KuwAm Corporation, a private investment firm. Barry Mindes is the father of Janet Mandelker.

         Harold Rapaport has served as a director of the Company since July 1995. Mr. Rapaport is an electronics, communications and computer executive with over 40 years experience in management, technology and marketing. He is President of Rapaport Associates, management consultants to high technology businesses. From 1982 until 1995, he was Chairman of Control Transaction Corporation, a manufacturer of computer-based point of sale systems. Mr. Rapaport served as Chairman of the Board of RE Harrington Inc. from 1987 to 1996, when it was acquired by Health Plan Services Inc.

         The Board of Directors and Committees

         The business and affairs of the Company are managed by the Board, which met four times and acted by unanimous written consent numerous times during the fiscal year ended September 30, 1999. During such fiscal year, all current directors attended all of the meetings of the Board and the Committees on which they served except for Ms. Mandelker who was unable to attend one meeting of the Board. The Board maintains two standing committees: the Audit Committee and the Stock Option Committee.

         The Audit Committee, consisting of Fredric Kupersmith and Harold Rapaport, has authority to recommend annually to the Board the engagement of the Company's independent public accountants and to review the independence of the accounting firm, the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. The Audit Committee held no meetings during the fiscal year ended September 30, 1999, but acted by unanimous written consent shortly after the end of such fiscal year in order to approve the retention of KPMG LLP as the Company's independent public accountants for the fiscal year ending September 30, 2000.

         The Stock Option Committee, consisting of Janet Mandelker and Harold Rapaport, has authority to administer the Company's 1995 and 1996 Stock Option Plans, (the "Plans") and in this capacity determines the persons to whom options should be granted under such Plans and the number of options to be granted to such persons. The Stock Option Committee held one meeting during the fiscal year ended September 30, 1999, and acted by unanimous written consent numerous times during such year.

         The Company does not have a nominating or a compensation committee.

         Executive Officers and Key Personnel

         Set forth below is certain information, as of January 21, 2000, regarding the executive officers and key personnel of the Company.

   Name                      Age           Position with the Company
   ----                      ---           -------------------------
Barry Mindes                 68            Chairman of the Board and Secretary

Bernard Albanese             52            President, Treasurer (Chief Financial
                                             Officer) and Director

Andrew Harbison              41            Vice President-Software
                                             Development

         Information with regard to Mr. Mindes and Mr. Albanese is set forth under "The Board of Directors."

         Andrew Harbison has served as Vice President-Software Development of the Company since October 1996. From June 1995 to October 1996, Mr. Harbison served as Manager of Software Development of the Company. From 1993 to 1995, Mr. Harbison served as Vice President of Programming of Infomed Holdings, Inc., in which position he was in charge of the programming and data conversion department consisting of 25 individuals involved in developing computer systems for medical billing, clinical records and managed care systems.

         In addition to the above, Sidney Diamond served as General Manager-Nevada Operations of the Company from February 1997 until May 1999, when he left the employ of the Company. For five years prior thereto, Mr. Diamond was in charge of the race and sports book operations at Excalibur Hotel and Casino in Las Vegas, Nevada.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC"). Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied with these requirements during the fiscal year ended September 30, 1999, except that Sidney Diamond, formerly the General Manager, Nevada Operations, filed one Form 4 with respect to the sale of shares of the Company's Common Stock, approximately 10 days late. Mr. Diamond left the employ of the Company in May 1999.

         Item 10. Executive Compensation

         Summary Compensation Table

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended September 30, 1999, 1998 and 1997 to Barry Mindes, the Company's Chairman of the Board and Principal Executive Officer, and to each of the most highly compensated executive officers and key personnel, whose annual base salary and bonus compensation exceeded $100,000.

                           Summary Compensation Table

                                         Annual Compensation                            Long Term Compensation

                                                                                         Awards         Payouts
                                                                                         ------         -------
                                                                                       Securities
Name and Principal                                                 Other Annual        Underlying      All Other
Position                     Year         Salary      Bonus       Compensation(1)       Options       Compensation
                                           ($)         ($)             ($)                (#)              ($)
Barry Mindes                 1999        166,250       -0-           15,690(2)            -0-              -0-
Chairman of the Board        1998        127,500       -0-           19,600(2)            -0-              -0-
                             1997        115,000     100,000         25,122(2)            -0-              -0-
                             ---------------------------------------------------------------------------------------
Bernard Albanese             1999        152,500       -0-              -0-             45,000(4)          -0-
President and Treasurer      1998        150,000       -0-              -0-             80,000(4)          -0-
                             1997        137,008      25,000            -0-             80,000             -0-
                             ---------------------------------------------------------------------------------------
Sidney Diamond               1999        102,408       -0-              -0-                -0-             -0-
General Manager-Nevada       1998        200,000       -0-              -0-            100,000(4)          -0-
Operations(3)                1997        132,308       -0-              -0-            100,000             -0-
                             ---------------------------------------------------------------------------------------
Andrew Harbison              1999        122,423       -0-              -0-             30,000(5)          -0-
Vice President-Software      1998        104,606       6,694            -0-             30,000(5)          -0-
Development                  1997         96,528      10,000            -0-             30,000             -0-

--------------------------------------------------------------------------------------------------------------------

(1) Excludes personal benefits which did not exceed the lesser $50,000 or 10%, on annual basis, of such person's salary and bonus.

(2) Represents benefits attributable to the Company's payments or reimbursements for lease of a car (approximately $7,220 in the fiscal year ended September 30, 1999; $11,330 in the fiscal year ended September 30, 1998 and $10,300 in the fiscal year ended September 30, 1997, other expenses relating to such car, life insurance premiums ($6,746 in the fiscal year ended September 30, 1999), medical insurance and related expenses and certain other perquisites.

(3) Mr. Diamond became an officer of the Company in February 1997. The salary shown for Mr. Diamond includes a base salary at the rate of $100,000 per annum plus a non-refundable draw of $100,000 per annum, against certain commissions to which he might have become entitled. Mr. Diamond left the employ of the Company on May 21, 1999.

(4) On December 21, 1998, Mr. Albanese was granted options to purchase 45,000 shares of Common Stock at $1.41 per share, the fair market value of the Company's Common Stock on that date. On March 16, 1998, Mr. Albanese and Mr. Diamond were granted options to purchase 80,000 and 100,000 shares of Common Stock, respectively, at an exercise price of $0.72 per share, the fair market value of the Common Stock on such date, upon the surrender of options to purchase a similar number of shares previously granted to them at a higher exercise price.

(5) On December 21, 1998 Mr. Harbison was granted options to purchase 30,000 shares of the Company's Common Stock at $1.41 per share, the fair market value of the Company's Common Stock on that date. On February 23, 1998, Mr. Harbison was granted an option to purchase 30,000 shares of Common Stock at an exercise price of $0.672 per share, the fair market value of the Common Stock on such date, upon the surrender of options to purchase a similar number of shares previously granted to him at a higher exercise price.

Stock Option Tables

                        Option Grants in Last Fiscal Year

         The following tables sets forth for the fiscal year ended September 30, 1999, the options to purchase Common Stock granted to the executives named below.

                                  Number of        Individual Grants
                                  Securities       Percent of Total
                                  Underlying       Options Granted      Exercise
                                  Options          to Employees in      Price
  Name                            Granted          Fiscal Year(1)       ($/Sh)(2)    Expiration Date
---------------------------------------------------------------------------------------------------------
  Barry Mindes, Chairman of
  the Board                          -0-                 -0-               ___                ___

  Bernard Albanese,
  President and Treasurer        45,000(3)               23.6              1.41        December 20, 2008

  Sidney Diamond, General
  Manager-Nevada Operations
                                     -0-                 -0-               ___                ___
  Andrew Harbison,
  Vice President-Software
  Development                    30,000(3)               15.7              1.41        December 20, 2008

----------------------------------------------------------------------------------------------------------

(1) During the fiscal year ended September 30, 1999, the Company granted a total of 191,000 options to employees under the 1996 Stock Option Plan. This number was used in calculating the percentages set forth above.

(2) The exercise price is equal to the fair market value of the Common Stock on the date of the grant of such options.

(3) Represents options granted on December 21, 1998, which vest in four equal annual installments, commencing on the first anniversary of the date of grant (see Notes 4 and 5 to Summary Compensation Table).

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth, as of September 30, 1999, information concerning outstanding options to purchase Common Stock held by the executives named below.

                                                  Number of Securities             Value of Unexercised
                                                  Underlying Unexercised           "In-the Money" Options
                                                  Options at September 30, 1999    at September 30, 1999(1)
                                                  ------------------------------   --------------------------
                          Shares        Value     Exercisable      Unexercisable   Exercisable  Unexercisable
                          Acquired on   Realized
                          Exercise      (2)
-------------------------------------------------------------------------------------------------------------
Barry Mindes                  -0-         -0-           -0-             -0-            -0-           -0-
Chairman of the Board


Bernard Albanese              -0-         -0-         151,367         139,900        16,122         9,485
President and Treasurer

Sidney Diamond               33,000     $23,745         -0-             -0-            -0-           -0-
General Manager-Nevada
Operations

Andrew Harbison               -0-         -0-         103,714          50,000        11,667         3,810
Vice President-Software
Development

-------------------------------------------------------------------------------------------------------------

(1) Options are "in-the-money" at the fiscal year-end if the fair market value of the Common Stock on such date exceeds the exercise price of the option. The last sales price of the securities underlying the options on September 30, 1999, was $0.8125 per share.

(2) Value realized is the closing market price of the Common Stock on the date of exercise less the option price, multiplied by the number of shares acquired, or that could be acquired, on exercise.

         Employment Agreements

         The Company entered into a one-year employment agreement with Barry Mindes dated as of July 1, 1999, for the period from July 1, 1999 through June 30, 2000, pursuant to which (i) Mr. Mindes receives a base salary of not less than $170,000 per annum; (ii) such salary increases, bonuses or other incentive compensation as may be approved by the Board; (iii) such health and life insurance and other fringe benefits as may be provided to other executives of the Company; (iv) six weeks of vacation each year; and (v) severance equal to one year's base salary and continuation of fringe benefits at the end of the term of the Agreement. In the event that, during the term (a) the Company requests that he relocate and, as a consequence, he voluntarily terminates his employment, or (b) the Company terminates his employment other than for "cause" (as defined in the Agreement), or his employment terminates as a result of his death or disability, he or his representative is entitled to continued payment of his base salary and benefits for a period of one year. In addition, in the event of a "change of control" (as defined in the Agreement) of the Company during the term, followed by termination of his employment either (i) by the Company, other than as a result of death or disability or for cause, or (ii) by him for "good reason" (as defined in the Agreement), he is entitled to continued payment of base salary and benefits until the end of the term, but not for less than six months. In addition, Mr. Mindes is entitled to payment of such severance if, after a change of control, he elects voluntarily to terminate his employment with the Company. Mr. Mindes is also entitled, at the Company's expense, to the use of a leased automobile, including all operating, maintenance and insurance expenses. In addition, in lieu of participating in the health insurance program provided by the Company, Mr. Mindes may elect to participate in other health insurance (including Medicare), in which case the Company shall pay or reimburse him for (i) any deductible or co-payments required to be paid by him, (ii) any medical or hospitalization costs not reimbursed to him by such other health insurance (and/or Medicare) and (iii) the premiums for his existing life insurance policies in the amount of $200,000, provided that the aggregate payment to which he shall be entitled for all of the foregoing during the term of the Agreement shall not exceed $13,400.

         The Company entered into a two-year employment agreement with Bernard Albanese dated as of July 1, 1998 for the period from July 1, 1998 through June 30, 2000, pursuant to which (i) Mr. Albanese receives a base salary of not less than $150,000 per annum; (ii) such salary increases, bonuses or other incentive compensation as may be approved by the Board; (iii) such health and life insurance as may be provided to other executives of the Company; and (iv) severance equal to six months' base salary (one year's base salary after reaching age 55) in the event (a) the Company requests that he relocate and, as a consequence, he voluntarily terminates his employment, or (b) the Company terminates his employment other than for cause (as defined in the Agreement) or if his employment terminates as a result of his death or disability during the term or after the term but while he continues to be employed by the Company, or
(c) upon expiration of the term of the Agreement without the Agreement being renewed or replaced. In addition, in the event of a "change of control" (as defined in the Agreement) of the Company, followed by termination of his employment either (i) by the Company, other than as a result of death or disability or for cause, or (ii) by him for "good reason" (as defined in the Agreement), he is entitled to (a) if termination occurs during the term, continued payment of base salary and benefits until the end of the term but not for less than six months, or (b) if termination occurs after the term, but while he is still employed by the Company, payment of six months' base salary and benefits. The Agreement also provides that if his employment terminates for any reason whatsoever, including his death or disability, other than by the Company for cause or by him voluntarily (other than as permitted by the Agreement), all stock options theretofore granted to him which have not become exercisable shall vest and become exercisable and remain exercisable in accordance with the Company's 1995 and 1996 Stock Option Plans and related stock option agreements.

                  Each of Messrs. Mindes and Albanese have entered into agreements restricting competitive activities for 12 months following termination of their employment and prohibiting disclosure of confidential information of the Company.

                  On February 3, 1997 the Company entered into a three-year employment agreement with Sidney Diamond, pursuant to which Mr. Diamond served the Company in the capacity as General Manager-Nevada Operations. During the term of the agreement, Mr. Diamond received an annual base salary of $100,000, and during the first two years of the term an additional non-refundable draw at the rate of $100,000 per year against certain commissions to which might have become entitled. In the third year of the term, he is entitled to certain commissions earned by him as specified in the Agreement. Mr. Diamond was entitled to severance equal to six months' base salary if the Company terminates his employment without cause during the term. As an integral part of the employment agreement, the Company loaned to Mr. Diamond $100,000, which loan accrued no interest and was repayable in bi-weekly installments such that during the first year of the term $50,000 was repaid and during each of the second and third year of the term $25,000 would be repaid to the Company. If Mr. Diamond's employment had been terminated by the Company other than as a result of his death, disability or for cause, prior to the end of the term, the unpaid balance of the loan was to be forgiven. During the fiscal year ended September 30, 1999, the largest amount that was outstanding on this loan was $33,687 Mr. Diamond left the employ of the Company on May 21, 1999. Shortly after he left the Company's employ, the remaining balance of the loan was repaid.

         Director Compensation

                  Prior to October 1, 1998, outside directors did not receive any cash compensation for their services as members of the Board or Committees of the Board, although they were reimbursed for their out-of-pocket expenses incurred in attending Board and Committee meetings. Effective as of October 1, 1998, the Company pays each outside director $1,000 for each Board meeting attended, up to a maximum of $4,000 per fiscal year. The Company also compensates outside directors by means of grants of options at fair market value on the date of grant. During the fiscal year ended September 30, 1999, each the outside directors, Mr. Kupersmith, Ms. Mandelker and Mr. Rapaport, were granted options to purchase 24,000 shares of the Company's Common Stock at a price equal to the fair market value of such shares on the date the options were granted. Each of such outside directors have been granted options in prior fiscal years, all of which have been described in proxy statements previously furnished to the Company's shareholders (see "Security Ownership of Certain Beneficial Owners and Management").

Item 11. Security Ownership  of Certain Beneficial Owners and Management

         The following table sets forth, as of January 21, 2000, certain information regarding beneficial ownership of the Company's outstanding Common Stock, par value $.001 per share ("Common Stock") by (i) each person known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each current director and executive officer of the Company and (iii) all directors and executive officers as a group. As of January 21, 2000, there were outstanding 8,659,326 shares of the Company's Common Stock. No shares of the Company's Preferred Stock, par value $.001 per share, were outstanding.

Name and Address of                       Amount and Nature of        Percent of
Beneficial Owner (1)                      Beneficial Ownership(2)      Class(3)

Barry Mindes (4)                                3,023,952                34.9

Mindes Family Limited Partnership               1,511,523                17.5

Bernard Albanese (5)                              353,525                 4.0

The Marie Albanese Trust,
Marie Albanese and Christine                      302,304                 3.5
Albanese, trustees (6)

Fredric Kupersmith (7)                             62,696                 *

Janet Mandelker (8)                                58,661                 *

Harold Rapaport (9)                                81,322                 *

Barry Rubenstein (10)                             593,000                 6.8

Andrew Harbison (11)                              159,990                 1.8

All directors and executive officers            3,740,146                40.9
as a group (6 persons) (12)
-------------------------------------------------------------------------------

*    Less than 1%

(1) The address of each beneficial owner identified is c/o International Sports Wagering Inc., 201 Lower Notch Road, Suite 2B, Little Falls, NJ 07424, except as indicated in Note 10.

(2) Unless otherwise indicted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of options, warrants or convertible securities.

(3)  Each beneficial owner's percentage ownership is determined by assuming that
     (i) options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised or converted and are outstanding and (ii) 8,659,326 shares of Common Stock are outstanding, before any consideration is given to options, warrants or convertible securities.

(4) Includes 1,511,523 shares held by Mindes Family Limited Partnership, the general partner of which is an entity wholly-owned by Mr. Mindes. Mr. Mindes disclaims beneficial ownership of the shares owned by Mindes Family Limited Partnership to the extent such shares exceed his proportionate interest therein. Does not include shares beneficially owned by Mr. Mindes' daughter, Janet Mandelker, as to which Mr. Mindes disclaims beneficial ownership.

(5) Includes 202,373 shares underlying options held by Mr. Albanese which are exercisable within 60 days of the date hereof.

(6) Marie Albanese and Christine Albanese are the wife and daughter, respectively, of Mr. Albanese. Mr. Albanese disclaims beneficial ownership of the shares of Common Stock held in such Trust.

(7) Includes 43,500 shares underlying options held by Mr. Kupersmith which are exercisable within 60 days of the date hereof.

(8) Represents 58,661 shares underlying options held by Ms. Mandelker which are exercisable within 60 days of the date hereof. Does not include any shares held by Mindes Family Limited Partnership, in which Ms. Mandelker has a beneficial interest. Ms. Mandelker disclaims beneficial interest in shares held by Mindes Family Limited Partnership to the extent such shares exceed her proportionate interest therein.

(9) Includes (i) 52,604 shares underlying options held by Mr. Rapaport which are exercisable within 60 days of the date hereof and (ii) 21,161 shares owned by Rapaport Family Limited Partnership, of which Mr. Rapaport is the General Partner. Mr. Rapaport disclaims beneficial ownership of the shares owned by Rapaport Family Limited Partnership to the extent such shares exceed his proportionate interest therein.

(10) Includes 193,000 shares owned by Woodland Partners, 40,000 shares owned by Brookwood Partners, L.P., 120,000 shares owned by Seneca Ventures and 240,000 shares owned by Woodland Venture Fund, each of which Barry Rubenstein, or entities controlled by him, is general partner. The address for Barry Rubenstein and the investment partnerships of which he or entities controlled by him is general partner is 68 Wheatley Road, Brookville, NY 11545.

(11) Includes 123,714 shares underlying options held by Mr. Harbison which are exercisable within 60 days of the date hereof.

(12) Includes (i) 1,511,523 shares held by Mindes Family Limited Partnership (see Note 4 above), (ii) 21,161 shares held by Rapaport Family Limited Partnership (see Note 9 above) and (iii) an aggregate of 480,852 shares underlying options held by all directors and executive officers as a group which are exercisable within 60 days of the date hereof. Does not include 302,304 shares held by The Marie Albanese Trust (see Note 6 above).

         Item 12. Certain Relationships and Related Transactions

         On January 12, 2000 Barry Rubenstein, investment partnerships in which Mr. Rubenstein is general partner and certain other accredited investors (collectively the "Investors") purchased 800,000 shares of the Company's Common Stock (the "Shares"), at a price of $1.25 per share, a total of $1,000,000, in a private transaction that was not registered under the Securities Act of 1933, or amended ("Act"). The Company also agreed as part of the sale of the Shares, that if by April 11, 2000, it did not enter into a transaction (the "Subsequent Transaction") relating to the licensing of its proprietary software and intellectual proprietary, pursuant to which Subsequent Transaction the Company is to receive at least $7.5 million during the period of three years after the date of the Subsequent Transaction, then the Company would either (a) refund to the Investors a total of $520,000 or (b) deliver to the Investors a total of 866,667 additional shares (the "Additional Shares"). The Company must determine by no later than February 11, 2000 which of the foregoing alternatives it would elect if the Subsequent Transaction does not occur. The Company also agreed to promptly file a Registration Statement with the SEC in order to register the Shares and Additional Shares, if any, under the Act. The Company believes that it was in the best interest of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources (a) provide the Company with the funds necessary to continue its business and its research and development activities while pursuing negotiation of several domestic and international licensing opportunities; and
(b) help the Company in its attempt to meet the Net Tangible Asset requirements for continued listing of the Company's Common Stock on NASDAQ (see "Important Factors Regarding Forward Looking Statements and Other Risks - NASDAQ Delisting; Low Stock Price; Net Tangible Assets").

         Item 13.   Exhibits and Reports on Form 8-K

         (a)        Exhibits

                  (a)      The following exhibits are filed herewith:

3.1               Certificate of Incorporation of the Company (1)
3.1(a)            Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company (1)
3.2               By-Laws of the Company (1)
10.1(b)           Employment Agreement between the Company and Barry Mindes, dated as of July 1, 1999 (previously filed)
10.2(a)           Employment Agreement between the Company and Bernard Albanese, dated as of  July 1,
                  1998 (2)
10.3              Form of Proprietary Information, Inventions and Non-Solicitation Agreement (1)
10.4              Form of Subscription Agreement (1)
10.5              Rights Agreement among the Company and the investors listed on Schedule A  therein, dated as of June 2, 1995 (1)
10.6              Stock and Warrant Purchase Agreement among the Company and the investors listed on
                  Schedule A therein, dated as of June 2, 1995 (1)
10.7              Rights Agreement between the Company and Barry Mindes, dated as of June 20,  1996 (1)
10.8              Form of Stockholders Agreement among the Company, Barry Mindes and all  Stockholders of the Company (other than stockholders who are party to the Rights  Agreement referred to in 10.6 above) (1)
10.9              Lease between Eastern American Mortgage Company, Inc. and the Company,  dated June 9,
                  1995(1)
10.10             Form of Indemnification Agreement to be entered into between the Company and  its directors and executive officers (1)
10.11             1995 Stock Option Plan, as amended January 7, 1999 (previously filed)
10.12             1996 Stock Option Plan, as amended January 7, 1999 (previously filed)
10.13             Form of Incentive Stock Option Agreement (3)
10.14             Form of Non-Qualified Stock Option Agreement (4)
23.1              Consent of KPMG LLP
24.1              Power of Attorney  (included on signature page hereto)
27.1              Financial Data Schedule (previously filed)

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

                                        January 28, 2000

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

               Signature                                       Title                              Date
               ---------                                       -----                              ----
                                         Chairman of the Board and Director (Principal       January 28, 2000
           /s/ Barry Mindes              Executive Officer)
----------------------------------------
             Barry Mindes


                                         President, Treasurer and Director  (Principal       January 28, 2000
         /s/ Bernard Albanese            Financial and Accounting Officer)
----------------------------------------
           Bernard Albanese


        /s/ Fredric Kupersmith           Director                                            January 28, 2000
----------------------------------------
          Fredric Kupersmith


          /s/ Janet Mandelker            Director                                            January 28, 2000
----------------------------------------
            Janet Mandelker


          /s/ Harold Rapaport            Director                                            January 28, 2000
----------------------------------------
            Harold Rapaport

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