Form 10QSB
period 1999-12-31
INTERNATIONAL SPORTS WAGERING INC
filed 2000-02-14
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X)   QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended December 31, 1999

                                       OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from _______________ to __________________


                         Commission file number 0-21831

                       International Sports Wagering Inc.

        (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                              22-3375134

     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                   Identification No.)

  201 Lower Notch Road, Little Falls, NJ                 07424

    (Address of principal executive
              offices)                                (Zip Code)

Issuer's telephone number, including area code:  (973) 256-8181
                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes __X__     No _____

There were 8,659,326 shares of Common Stock outstanding at January 31, 2000.

Transitional Small Business Disclosure Format (check one):
Yes_____      No __X__

                       International Sports Wagering Inc.
                                December 31, 1999
                                   FORM 10-QSB

                                      Index

                                                                            Page
                                                                            ----

Part I:  Financial Information

Item 1.  Financial Statements,

         Balance Sheets at December 31, 1999 (Unaudited)
         and September 30, 1999.                                               2

         Statements of Operations for the Three Months Ended December
         31, 1999 and 1998 and May 22, 1995 (date of inception) to
         December 31, 1999 (Unaudited)                                         3

         Statement of Changes in Stockholders' Equity for
         the Three Months Ended December 31, 1999 (Unaudited)                  4

         Statements of Cash Flows for the Three Months Ended December
         31, 1999 and 1998 and May 22, 1995 (date of inception) to
         December 31, 1999 (Unaudited)                                         5

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of Operation           7-13

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

           Part I: Financial Information

Item 1. Financial Statements

                       International Sports Wagering Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                           December 31, 1999      Sept.30, 1999
                                              (Unaudited)           (Note 1)
                                           -----------------      -------------

Current assets:
  Cash and cash equivalents                  $    154,814         $   121,505
  Accounts receivable                               2,270              12,081
  Investments                                     744,503           1,435,525
  Prepaid expenses and other current assets        63,053              35,340
                                             ------------         -----------
       Total current assets                       964,640           1,604,451

Property and equipment, net                       354,138             430,910
Other assets                                        4,934               5,131
                                             ------------         -----------
       Total assets                          $  1,323,712         $ 2,040,492
                                             ============         ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Deposits payable                           $     25,206         $    20,176
  Accounts payable                                 76,039              99,156
  Accrued expenses                                168,943             121,858
                                             -------------        -----------
      Total current liabilities                   270,188             241,190
                                             -------------        -----------

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized, none
   issued or outstanding                                -                   -
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized,
   issued and outstanding 7,853,993
   and 7,852,993 shares, respectively               7,854               7,853
  Additional paid-in capital                   10,288,881          10,288,210
  Deficit accumulated during the
    development stage                          (9,243,211)         (8,496,761)
                                              ------------        ------------

     Total stockholders' equity                 1,053,524           1,799,302
                                              ------------        -----------

      Total liabilities and
        stockholders' equity                  $ 1,323,712         $ 2,040,492
                                              ===========         ===========



See accompanying notes to financial statements

                       International Sports Wagering Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                        May 22, 1995
                                 Three Months Ended  (Date of Inception)
                                   December 31,       to December 31,
                                  1999        1998         1999
                                  ----        ----         ----

Revenues                       $   7,271  $   4,356     $    58,259
                               ---------- ---------     -----------

Costs and expenses
 Research and development
  expense                        232,146    185,493       4,029,240
 General and administrative
  expense                        556,502    477,488       5,706,494
                               ---------- ---------     -----------
                                 788,648    662,981       9,735,734
                               ---------- ---------     -----------

   Operating loss               (781,377)  (658,625)     (9,677,475)
                               ---------- ---------     -----------


Other income (expense)
  Interest income                 34,927     42,108         733,362
  Interest expense                   -          -          (299,098)
                               ---------- ---------     -----------
                                  34,927     42,108         434,264
                               ---------- ---------     -----------

   Net loss                    $(746,450) $(616,517)    $(9,243,211)
                               ========== =========     ===========

Net loss per share-
   basic and diluted           $   (0.10) $   (0.08)    $     (1.26)
                               ========== =========     ===========

Weighted average common
 shares outstanding-
 basic and diluted             7,853,841  7,819,660       7,344,565
                               =========  =========     ===========





See accompanying notes to financial statements

                       International Sports Wagering Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                  For the Three Months Ended December 31, 1999
                                   (Unaudited)





                                                           Deficit
                                                         Accumulated
                            Common Stock    Additional   During The
                          ---------------     Paid-In    Development
                          Shares   Amount     Capital       Stage       Total
                          ------- -------     -------       -----       -----

Balance at
 September 30,1999     7,852,993  $7,853  $10,288,210  $(8,496,761)  $1,799,302

Net loss for the
 three months ended
  December 31, 1999          --       --           --     (746,450)    (746,450)

Issuance of Common
Stock through
exercise of
options                    1,000       1          671           --          672
                       ---------  ------  -----------  -----------   ----------

Balance at
  December 31,1999     7,853,993  $7,854  $10,288,881  $(9,243,211)  $1,053,524
                       =========  ======  ===========  ===========   ==========




See accompanying notes to financial statements

                       International Sports Wagering Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                 May 22, 1995
                                        Three Months Ended   (Date of Inception)
                                           December 31,          to December 31,
                                        1999         1998            1999
                                   ------------- -------------  ----------------
Cash Flows from
 Operating Activities:
  Net loss                        $   (746,450)  $   (616,517)  $ (9,243,211)
  Adjustment to reconcile net
   loss to net cash (Used in)
   operating activities:
  Depreciation and amortization         83,385         81,577      1,165,537
  Provision for doubtful accounts            -              -         79,497
  Issuance of options
   to consultants                            -              -         14,500
 Changes in assets and liabilities:
  Accounts receivable                    9,811           (956)       (81,767)
  Prepaid expenses and other
   current assets                      (27,713)       (31,663)       (63,053)
  Customer deposits                      5,030          1,195         25,206
  Other assets                             197          8,220         (8,336)
  Accounts payable                     (23,117)       (37,759)        76,039
  Accrued expenses                      47,085         (3,725)       168,943
                                  -------------  ------------   ------------
Net Cash (Used In)
 Operating Activities                 (651,772)      (599,628)    (7,866,645)
                                  -------------  ------------  -------------

Cash Flows from Investing
 Activities:
  Proceeds from sales of
   investments                       1,184,385      2,693,959     42,902,978
  Short-term investments              (493,363)    (1,900,000)   (43,647,481)
  Purchase of property
   and equipment                        (6,613)        (3,704)    (1,516,273)
  Proceeds from repayments
   of notes receivable                       -          5,577        100,000
  Issuance of notes receivable               -              -       (100,000)
                                  -------------  ------------  -------------
Net Cash Provided By (Used In)
 Investing Activities                  684,409        795,832     (2,260,776)
                                  -------------  ------------  -------------

Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of common stock                         672              -     10,282,235
                                  -------------  ------------  ------------
Net Cash Provided By Financing
 Activities                                672              -     10,282,235
                                  -------------  ------------  ------------
Net Increase in Cash
 and Cash Equivalents                   33,309        196,204        154,814

Cash and Cash Equivalents,
 Beginning of Period                   121,505        198,607              -
                                  -------------  ------------     ----------

Cash and Cash Equivalents,
 End of Period                    $    154,814   $    394,811   $    154,814
                                  =============  ============   ============



See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                          Notes To Financial Statements



Note l - Basis of Presentation:

         The information at December 31, 1999 and for the three months ended December 31, 1999 and 1998, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

Note 2 - Basic and Diluted Net Loss per Share:

         Basic and diluted net lass per common share is presented in accordance with SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 was effective for financial statements for both interim and annual periods ending after December 15,1997.

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

         The weighted average number of shares used in the basic and diluted net loss per share computations for the three month periods ended December 31, 1999 and 1998, and the period from May 22, 1995 (date of inception) to December 31, 1999 were 7,853,841, 7,819,660, 7,344,565, respectively.

         Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of anti-dilution were 2,980,278 and 2,319,525 for three month periods ending December 31, 1999 and 1998, respectively.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation

Financial Results

         For the three months ended December 31, 1999 the Company had a net loss of $746,450 or $0.10 loss per share on a basic and fully diluted basis on the 7,853,841 weighted average common shares outstanding, compared with a net loss of $616,517 or $ 0.08 loss per share on a basic and fully diluted basis on the 7,819,660 weighted average common shares outstanding for the three months ended December 31, 1998. Revenues of $7,271 were reported for the three months ended December 31, 1999, compared with revenues of $4,356 reported for the prior period. The Company's revenues represent the net win (i.e. total amount wagered less total amount paid out) of the System.

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

         The increased loss for the three months ended December 31, 1999, compared with the three months ended December 31, 1998, resulted primarily from: professional fees which increased by $64,288 to $129,498 primarily due to expenses associated with the renewal of the Company's OILS license as well as work associated with pending licensing negotiations for the Company's products; marketing expenses which increased by $48,310 to $140,828, primarily reflecting an increase in advertising to promote the SportXction(TM) game for remote wagering as well as additional marketing of SportXction(TM) for use in contests; salary expenses, which increased by $27,073 to $295,923; travel expenses, which increased by $18,140 to $24,494 primarily related to the increase in marketing activity; and a decline in interest income which decreased by $7,181 to $34,927 due to reduced investments. These factors were partially offset by general liability insurance expense, which decreased $17,429 to $19,467 due to lower renewal rates; and software expense which decreased by $9,572 to $14,513.

         The Company incurred approximately $232,146 in research and development costs for the three months ended December 31, 1999, compared with approximately $185,493 for the comparable prior period.

         The Company continues to be in the development stage, with limited revenues generated from the System. As of December 31, 1999, the Company had cumulative net losses since inception of $9,243,211. It expects to continue to incur substantial losses and negative cash flow at least through the fiscal year ended September 30, 2000. Contributing to this are the fact that revenues currently being generated are insignificant and the Company's expectation that it will continue to incur substantial research and development expenses for further product enhancement and development activities.

         As of December 31, 1999, the Company had liquid resources totaling $899,317. These include cash and cash equivalents in the amount of $154,814, and short term investments in the amount of $744,503. Investments are limited to investment grade marketable securities with maturities of less than 18 months. In January 2000, the Company raised an additional $1,000,000 as a result of the sale of 800,000 shares of its Common Stock, par value $.001 per share, in a private transaction to accredited investors, not registered under the Securities Act of 1933, as amended. (see "Recent Events").

         The Company is in negotiations to license the SportXction(TM) software for both domestic and foreign markets. These license opportunities include wagering as well as non-wagering (primarily contests) uses of the software. The Company expects that these agreements, when signed, will produce revenue that, in conjunction with its existing resources, will be able to satisfy its cash requirements for at least 36 months. There is no assurance however, that any of these agreements will be signed. If these agreements are not signed, it may be necessary for the Company to seek additional funding, or reduce its expenses by curtailing its operations in Nevada, or both. If these agreements are not signed and the Company is unable to raise additional funding on terms deemed reasonable, then the Company will be required to curtail certain operations in order to reduce its expenses. Based upon the anticipated reduction in its expenses, the Company believes that existing resources will be sufficient to satisfy its contemplated cash requirements for approximately 12 months. Capital expenditures are expected to be limited to the purchase of additional computer equipment and leasing additional computer equipment, most of which will be required in connection with its activities relating to legal wagering from remote sites in Nevada. Existing resources will fund these requirements.

Recent Developments

         The Company announced on December 6, 1999, that it had received final approval for the Company's remote wagering system. This version allows players to make legal sports wagers from PC's linked via telephone lines from remote (non-sports book) locations anywhere throughout the State of Nevada. The System accepts wagers by bettors who have established and funded accounts at gaming establishments. This System was designed to run on a third-party secure private network that assures that players are placing their wagers from within Nevada, as required by regulations of the Nevada Gaming Authorities.

         The Company believes that this is the first system, which has received final approval by Nevada Gaming Authorities, which allows players to place sports wagers from PC's at remote sites. This System operates in the following manner: the sports book signs up patrons, allowing them to establish accounts, deposit and withdraw funds. The Company operates the centralized system at its Hub facility, running consolidated wagering pools across the participating sports books, which receive share of the revenue. Remote wagering by means of a PC is currently available through four sports books (one of these four establishments also has Player Betting Stations in one of its casinos, permitting play-by-play wagering). These establishments are inter-linked with the Hub via telephone lines. One Hub system services both the in-casino and remote wagering systems.

         On January 12, 2000, the Company sold to accredited investors in a private transaction not registered under the Securities Act of 1933, as amended, 800,000 shares of the Company's Common Stock, for $1,000,000, or $1.25 per share. The Company also agreed that if by April 11, 2000 it did not enter into a subsequent transaction relating to the licensing of its proprietary software and intellectual proprietary, pursuant to which subsequent transaction the Company is to receive at least $7.5 million during the period of three years after the date of the subsequent transaction, then it would either (a) refund to the investors a total of $520,000 or (b) deliver to the investors a total of 866,667 additional shares. The Company was required to determine by no later than February 11, 2000 which of the foregoing alternatives it would elect if the subsequent transaction does not occur. The Company has subsequently informed the investors that it would implement option (a), above, if a subsequent transaction did not occur which satisfied the required conditions. The Company also agreed to promptly file a Registration Statement with the Securities and Exchange Commission in order to register all the shares. The Company believes that it was in the best interest of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources (a) provide the Company with the funds necessary to continue its business and its research and development activities while pursuing negotiation of several domestic and international licensing opportunities; and (b) help the Company in its attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ(SmallCap).

         The Company has recently expanded the capabilities of its SportXction(TM) sports wagering system to allow other types of traditional pre-game wagers including round-robins, teasers and other exotic wagers. In January 2000, these enhancements were approved by the Nevada Gaming Authorities. These enhancements have not yet been released for use in live money wagering.

         Utilization of the SportXction(TM) sports wagering system in casinos and other gaming establishments has been disappointing to date. The Company believes this is due to a variety of factors including players having to learn a new game, lack of effective advertising means to address players in casinos who are largely tourists, the inconvenience for local players to have to visit a major casino in order to play and the fact that the System is currently operational in only two casinos. In order to encourage more potential players to wager through the System, the Company adapted the System to permit limited time periods of free play and practice betting during the course of a sporting event. It also introduced other new features and enhancements to the System to attract additional players and increase wagering. Despite these new features and enhancements, the revenue generated by the casino based player betting stations remains small, and is likely to remain insufficient to avoid continuing loses by the Company for the foreseeable future.

         Although the current version of the System can be, and has been used for contests by accumulating "play dollars", the Company is in the process of enhancing the System by creating a version specifically for use for non-wagering contests. This contest version allows the player to earn points for making correct picks. The number of picks which can be made can be limited. The points earned will be related to the odds of the outcome occurring, such that picking the underdog side would earn more points than picking the favorite side, if the pick turns out to be correct. The contest version can be connected to an advertising module through which the player can earn the right to make more picks, by watching advertisements, thereby increasing his ability to earn contest points.

         SportXction(TM) may also be used legally throughout the United States in conjunction with contests for prizes, and for wagering in much of the world outside of the U.S. The Company believes that these venues represent the most significant market for its products, which have been adapted for use on the Internet. The Company is aggressively pursuing several foreign and non-Nevada domestic marketing opportunities. All opportunities specifically exclude accepting wagers from players in the U.S., or from other venues, where it is illegal. The Company's marketing is focused in several areas: (i) pre-game and play-by-play wagering from remote (non-casino) locations within the State of Nevada using a secure private network, (ii) pre-game and play-by-play wagering on the Internet or private networks in those foreign countries where it is legal, and (iii) non-wagering applications, including games and contests nationally, over the Internet, where the Company intends to derive revenue from advertising, merchandising, and data-mining. All wagering products and systems may require approval by the appropriate local gaming authorities.

         In order to reduce its expenses, it is possible that the Company will close its in-casino SportXction(TM) play-by-play wagering installations in Nevada. The Company now provides that capability from homes and other remote (non-casino) locations, where the economics are far more favorable as the Company does not have to purchase, supply and maintain the equipment utilized by players (such as PCs, modems, monitors, printers, etc) and telephone lines. The Company will no longer emphasize the marketing of the in-casino version of its System to gaming establishments in Nevada.

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

         At or subsequent to the closing of the IPO, the Company expended approximately $659,000 for repayment of certain Bridge Notes; approximately $1,341,000 for the purchase of computer equipment including player betting stations; approximately $701,000 for professional fees; approximately $404,000 for directors and officers liability insurance premiums; approximately $696,000 for marketing the System; approximately $132,000 for the purchase of a condominium in Henderson, Nevada for use by its employees while traveling on business in Nevada; and approximately $100,000 for a loan to an officer, which has been fully repaid. After other expenses, including product enhancement and development, sales and administration, approximately $899,317 remained in cash and short-term, interest-bearing, investment grade securities as of December 31, 1999.

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

         The System has been in full functional use since September 1997, including the period since January 1, 2000. No significant Y2K problems have been encountered during this period.

         Through December 31, 1999, the Company estimates that it has spent approximately $46,000 in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Statement of Operations. The Company does not expect that any additional significant costs will need to be incurred in its efforts to achieve Y2K compliance.

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

Safe Harbor Statement

         The preceding "Y2K problem" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Y2K problem" discussion and elsewhere in this Management's Discussion and Analysis, the words "believes," "expects," "estimates," "may" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the estimated cost of becoming Y2K compliant and the Company's belief that its System and equipment will be and remain Y2K compliant and that the readiness of its customers and suppliers to be Y2K compliant will not have a material impact on the Company. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and correct all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. If the modifications and conversions required to make the Company Y2K compliant are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

         Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, the ability of the Company to retain any gaming licenses required in order for the Company to be able to continue to operate the System, the ability of the Company to attract adequate numbers of players to its SportXction(TM) game, the ability of the Company to develop and market other opportunities for its product, the length of time that the Company's liquid resources will last, the likelihood that the Company's modified system for betting from remote locations will continue to be approved by the Nevada Gaming Authorities, the ability of the Company to generate revenue from wagering at remote locations in Nevada or from advertising in conjunction with non-wagering applications of the Company's technology, including contests, the ability of the Company to attract a sufficient number of players for wagering in casinos or other gaming establishments and/or from remote locations, the ability of the Company to utilize its System for wagering on the Internet or private networks in those foreign countries where it is legal to do so and to attract a sufficient number of players, the ability of the Company to adequately reduce its expenses, the likelihood that any pending licensing negotiations being conducted by the Company will result in the grant of licenses by the Company or that the terms thereof will be favorable to the Company and the length of time that the Company's cash resources will last. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, ability of the Company to attract adequate numbers of players to the SportXction(TM) game and ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Prospectus dated December 11, 1996 and its Form 10-KSB/A for the fiscal year ended September 30, 1999. The forward-looking statements contained herein represent the Company's judgement as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.

II:  Other Information


Item 6.  Exhibits and Reports on Form 8-K


          (a)    Exhibits

                 27 - Financial Data Schedule


          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              International Sports Wagering Inc.





Dated:  February 11, 2000                     By: /s/ Barry Mindes
                                                  ------------------------------
                                                  Barry Mindes, Chairman of the
                                                  Board of Directors
                                                  (Principal Executive Officer)



Dated:  February 11, 2000                     By: /s/ Bernard Albanese
                                                  ------------------------------
                                                  Bernard Albanese, President,
                                                  Treasurer and Director
                                                  (Principal Financial Officer)