Form 10QSB
period 2000-03-31
INTERNATIONAL SPORTS WAGERING INC
filed 2000-05-15
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X)      QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    --------------


                         Commission file number 0-21831

                       International Sports Wagering Inc.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                              22-3375134
     -------------------------------               -------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

 201 Lower Notch Road, Little Falls, NJ                  07424
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (973) 256-8181
                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  __X__     No  _____

There were 9,030,992 shares of Common Stock outstanding at April 30, 2000.

Transitional Small Business Disclosure Format (check one):
Yes  _____     No  __X__

International Sports Wagering Inc.
March 31, 2000
FORM 10-QSB

Index

                                                                      Page
                                                                      ----
Part I:  Financial Information

Item 1.  Financial Statements,

         Balance Sheets at March 31, 2000 (Unaudited)
         and September 30, 1999.                                        2

         Statements of Operations for the Three and Six
         Months Ended March 31, 2000 and 1999 (Unaudited)               3

         Statement of Changes in Stockholders' Equity for
         the Six Months Ended March 31, 2000 (Unaudited)                4

         Statements of Cash Flows for the Six Months
         Ended March 31, 2000 and 1999
         (Unaudited)                                                    5

         Notes to Financial Statements                                6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of
         Operation                                                   9-13

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                              14

Signatures                                                             15

Part I: Financial Information

Item 1. Financial Statements

                       International Sports Wagering Inc.
                                 Balance Sheets


                                            March 31, 2000        Sept.30, 1999
                                              (Unaudited)           (Note 1)
                                            --------------        -------------
Current assets:
  Cash and cash equivalents                  $    406,406         $   121,505
  Accounts receivable                               1,392              12,081
  Investments                                   2,128,730           1,435,525
  Prepaid expenses and other current assets        76,215              35,340
                                             ------------        ------------
       Total current assets                     2,612,743           1,604,451

Property and equipment, net                       281,628             430,910
Other assets                                        4,738               5,131
                                             ------------         -----------
       Total assets                          $  2,899,109         $ 2,040,492
                                             ============         ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Deposits payable                           $     19,124         $    20,176
  Accounts payable                                144,031              99,156
  Deferred revenues                             1,125,000                   -
  Accrued expenses                                 98,248             121,858
                                             ------------         -----------
      Total current liabilities                 1,386,403             241,190
                                             ------------         -----------

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized, none
   issued or outstanding                                -                   -
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized,
   issued and outstanding 8,697,659
   and 7,852,993 shares, respectively               8,698               7,853
  Additional paid-in capital                   12,783,642          10,288,210
  Deferred expense                             (1,445,700)                  -
  Deficit accumulated during the
    development stage                          (9,833,934)         (8,496,761)
                                              -----------         -----------

     Total stockholders' equity                 1,512,706           1,799,302
                                              -----------         -----------

      Total liabilities and
        stockholders' equity                  $ 2,899,109         $ 2,040,492
                                              ===========         ===========



See accompanying notes to financial statements

                       International Sports Wagering Inc.
                            Statements of Operations
                                   (Unaudited)




                           Three Months Ended       Six Months Ended
                                March 31,                March 31,
                            2000        1999        2000         1999
                            ----        ----        ----         ----

Revenues, net            $ 124,605  $   3,847  $   131,876   $    8,203
                         ---------  ---------  -----------   ----------

Costs and expenses
 Research and
  development expense      247,956    197,292      480,102      382,785
 General and
  administrative expense   498,587    385,169    1,055,089      862,657
                         ---------  ---------   ----------  -----------
                           746,543    582,461    1,535,191    1,245,442
                         ---------  ---------   ----------  -----------

   Operating loss         (621,938)  (578,614)  (1,403,315)  (1,237,239)
                         ---------  ---------   ----------  -----------


Other income (expense)
  Interest income           31,215     54,058       66,142       96,166
  Interest expense               -          -            -            -
                         ---------  ---------   ----------  -----------
                            31,215     54,058       66,142       96,166
                         ---------  ---------   ----------  -----------

   Net loss              $(590,723) $(524,556) $(1,337,173) $(1,141,073)
                         =========  =========  ===========  ===========

Net loss per share-
   basic and diluted     $   (0.07) $   (0.07) $     (0.16) $     (0.15)
                         =========  =========  ===========  ===========

Weighted average common
 shares outstanding-
 basic and diluted       8,576,363  7,819,660    8,213,128    7,819,660
                         =========  =========  ===========  ===========




See accompanying notes to financial statements

                       International Sports Wagering Inc.
                        Statement of Stockholders' Equity
                     For the Six Months Ended March 31, 2000
                                   (Unaudited)


                                                                                    Deficit
                                                                                  Accumulated
                                  Common Stock      Additional                     During The
                               -------------------   Paid-In         Deferred     Development
                                 Shares    Amount     Capital        Expense        Stage         Total
                               ---------   -------  ----------       --------     -----------      -----
Balance at
 September 30,1999             7,852,993   $7,853   $10,288,210            --     $(8,496,761)   $1,799,302

Net loss for the
 six months ended
  March 31, 2000                      --       --            --            --      (1,337,173)   (1,337,173)

Issuance of common stock
 through private placement       800,000      800       999,200            --              --     1,000,000

Issuance of common stock
 through exercise of options      44,666       45        46,232            --              --        46,277

Deferred expense                      --       --     1,450,000    (1,450,000)             --            --

Amortization of warrant
 charges                              --       --            --         4,300              --         4,300
                               ---------   ------   -----------   ------------    ------------   ----------
Balance at
  December 31,1999             8,697,659   $8,698   $12,783,642   $(1,445,700)    $(9,833,934)   $1,512,706
                               =========   ======   ===========   ============    ============   ==========



See accompanying notes to financial statements

                       International Sports Wagering Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                Six Months Ended
                                                   December 31,
                                               2000           1999
                                          ------------   -------------
Cash Flows from
 Operating Activities:
  Net loss                                $ (1,337,173)  $ (1,141,073)
  Adjustment to reconcile net
   loss to net cash used in
   operating activities:
  Depreciation and amortization                166,673        163,615
  Provision for doubtful accounts                    -              -
  Non-cash compensation charge                   4,300              -
  Issuance of options
   to consultants                                    -              -
 Changes in assets and liabilities:
  Accounts receivable                           10,689          3,219
  Prepaid expenses and other
   current assets                              (40,875)         1,872
  Customer deposits                             (1,052)        (1,341)
  Other assets                                       -          8,417
  Accounts payable                              44,875        (78,315)
  Deferred revenues                          1,125,000              -
  Accrued expenses                             (23,610)       (55,411)
                                          ------------   ------------
Net Cash Used In
 Operating Activities                          (51,173)    (1,099,017)
                                          ------------   ------------

Cash Flows from Investing
 Activities:
  Proceeds from sales of
   investments                               1,877,612      4,496,720
  Short-term investments                    (2,570,817)    (2,001,437)
  Purchase of property
   and equipment                               (16,998)        (9,153)
  Proceeds from repayments
   of notes receivable                               -         12,500
  Issuance of notes receivable                       -              -
                                          ------------   ------------
Net Cash (Used In)Provided By
 Investing Activities                         (710,203)     2,498,630
                                          ------------   ------------

Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of common stock                           1,046,277              -
                                          ------------   ------------

Net Cash Provided By Financing
 Activities                                  1,046,277              -
                                          ------------   ------------
Net Increase in Cash
 and Cash Equivalents                          284,901      1,399,613

Cash and Cash Equivalents,
 Beginning of Period                           121,505        198,607
                                          ------------   ------------

Cash and Cash Equivalents,
 End of Period                            $    406,406   $  1,598,220
                                          ============   ============


See accompanying notes to financial statements

                       International Sports Wagering Inc.
                          Notes To Financial Statements


Note l - Basis of Presentation:


         The information at March 31, 2000 and for the three and six months ended March 31, 2000 and 1999, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission ("SEC").

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the SEC.


Note 2 - Revenue Recognition:

         The Company recognizes revenue from its license agreements dated as of March 17, 2000 (the "Agreements") with Global Interactive Gaming, Inc. and Global Interactive Gaming AG ("GIG")on a percentage-of-completion basis and bills GIG at predetermined dates as stipulated in the contracts. Accordingly, collections received in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.

         For the GIG contracts, revenues are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the contracts. Provisions for losses on contracts are made in the period in which they are determined.


Note 3 - Basic and Diluted Net Loss per Share:


         Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 was effective for financial statements for both interim and annual periods ending after December 15,1997.

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

                       International Sports Wagering Inc.
                          Notes To Financial Statements


Note 3 - Basic and Diluted Net Loss per Share (continued):


         The weighted average number of shares used in the basic and diluted net loss per share computations for the three month periods ended March 31, 2000 and 1999, and for the six month periods ended March 31, 2000 and 1999 were 8,576,363, 7,819,660, 8,213,128, 7,819,660, respectively.

         Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted net loss per share because of anti-dilution were 3,447,749 and 2,779,141 for three and six month periods ending March 31, 2000 and 1999, respectively.


Note 4 - Capital Transaction:


         On January 12, 2000, the Company sold to accredited investors in a private transaction not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded by Section 4(2) of the Act, 800,000 shares of the Company's Common Stock, for $1,000,000, or $1.25 per share, which was approximately $0.50/share below the last sales price on the date the transaction was negotiated. The Company also agreed to promptly file a Registration Statement with the SEC in order to register all the shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000. The Company believes that it was in the best interest of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources (a) provided the Company with the funds necessary to continue its business and its research and development activities while pursuing negotiation of several domestic and international licensing opportunities; and (b) helped the Company in its attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ(SmallCap).


Note 5 - License Contracts:


         On March 17, 2000, the Company signed Agreements with GIG, whose majority shareholders are the Kirch Group, a German media conglomerate, and Multisport Games Development, Inc, a Delaware corporation. Pursuant to the Agreements, the Company granted to GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including on contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of SportXction(TM) in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like).

                       International Sports Wagering Inc.
                          Notes To Financial Statements


Note 5 - License Contracts (continued):


         Under these Agreements, the Company will be paid 25% of the gross profit for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle. The Company will bear no share of the cost of equipment, facilities or other operating expenses of GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year is $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of March 31, 2000, the Company has received $1,250,000 in connection with the Agreements.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) system to enhance its use on the Internet and other interactive media as an international application. These enhancements are scheduled to be delivered over a 30 month schedule. The first phase of the project, which will allow deployment of the system in the first market area to be targeted, has a 10-month implementation schedule. The Company will earn a bonus for early completion of this phase.


         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and shall be offset against the revenue. The warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance. The $1,450,000 has been accounted for as an increase in additional paid-in capital with a corresponding offset amount recorded as deferred expense within stockholders' equity. Amortization expense related to the warrant for the three months ended March 31, 2000 was $4,300, which has been netted against $125,000 of revenue generated from the Agreements.

Note 6 - Subsequent Events:


         On April 10, 2000, the Company sold to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) thereof, 333,333 shares of the Company's Common Stock, par value $.001 per share, for a total of $500,000, or $1.50 per share, which was approximately $0.50/share below the last sales price on the date that this transaction was negotiated. The Company also agreed to promptly file a Registration Statement with the SEC in order to register these shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000.

         The Company suspended wagering operations at its Las Vegas office as of April 30, 2000. A decision concerning the future of the Las Vegas operation will be made in the near future. The options, all of which have the Company ceasing wagering operations in Nevada, include selling the operation or licensing the rights to the system and software currently used in the operation to one or more Nevada gaming operators.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation


Financial Results


         For the three months ended March 31, 2000 the Company had a net loss of $590,723 or $0.07 loss per share on a basic and fully diluted basis using 8,576,363 weighted average common shares outstanding, compared with a net loss of $524,556 or $ 0.07 loss per share on a basic and fully diluted basis using 7,819,660 weighted average common shares outstanding for the three months ended March 31, 1999. Net revenues of $124,605 were reported for the three months ended March 31, 2000, compared with revenues of $3,847 reported for the prior period. This large increase in net revenues is attributable to the recognition of license fees of $125,000 from the Company's contracts with Global Interactive Gaming, Inc. and Global Interactive Gaming AG ("GIG"), signed on March 17, 2000, net of $4,300 deferred expense amortization resulting from warrants granted in connection with the GIG contracts (see "Recent Developments"). A small portion of the Company's revenues for the three months ended March 31, 2000, as well as all of the revenue for the prior period, represent the net win (i.e. total amount wagered less total amount paid out) of the System. The net win is affected by the success (or lack thereof) of the players in making sports wagering bets.

         The increased net loss for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, resulted primarily from: professional fees which increased by $136,451 to $194,146 primarily due to expenses associated with a private placement as well as work associated with licensing contracts for the Company's products; marketing expenses which increased by $23,338 to $32,907, primarily reflecting marketing of SportXction(TM) for use in contests; travel expenses, which increased by $8,409 to $20,268, primarily related to the increase in marketing activity; and a decrease in interest income, which decreased by $22,843 to $31,215 due to decreased investments. These factors were partially offset by revenues which increased by $120,758 to $124,605, and general liability insurance expense, which decreased $15,081 to $12,357 due to lower renewal rates.

         The Company incurred approximately $248,000 in research and development costs for the three months ended March 31, 2000, compared with approximately $197,000 for the comparable prior period.

         As a result of the revenue generated by the Company's contracts with GIG, it no longer expects to continue to incur substantial losses. Management believes that for the remaining half of the current fiscal year, the Company will be operating on an approximately break-even basis.

         As of March 31, 2000, the Company had liquid resources totaling $2,535,136. These include cash and cash equivalents in the amount of $406,406, and short term investments in the amount of $2,128,730. Investments are limited to investment grade marketable securities with maturities of less than 18 months. In January 2000, the Company raised an additional $1,000,000 as a result of the sale of 800,000 shares of its Common Stock, par value $.001 per share, in a private transaction to accredited investors, not registered under the Securities Act of 1933, as amended (the "Act"). Also, in April 2000, the Company raised an additional $500,000 as a result of the sale of 333,333 shares of its Common Stock, in a private transaction to other accredited investors, not registered under the Act (see "Recent Developments").

         The Company believes that existing resources will be sufficient to satisfy its contemplated cash requirements for at least the next 12 months. Capital expenditures are expected to be limited to the purchase of additional computer equipment in connection with its research and development activities. Existing resources will fund these requirements.

Recent Developments

         On January 12, 2000, the Company sold to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) of the Act, 800,000 shares of the Company's Common Stock, for $1,000,000, or $1.25 per share, which was approximately $0.50/share below the last sales price on the date the transaction was negotiated. The Company also agreed to promptly file a Registration Statement with the Securities and Exchange Commission ("SEC") in order to register all the shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5,2000. The Company believes that it was in the best interest of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources (a) provided the Company with the funds necessary to continue its business and its research and development activities while pursuing negotiation of several domestic and international licensing opportunities; and (b) helped the Company in its attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ(SmallCap).

         On March 17, 2000, the Company signed Agreements with GIG, whose majority shareholders are the Kirch Group, a German media conglomerate, and Multisport Games Development, Inc, a Delaware corporation. Pursuant to the Agreements, the Company granted to GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including on contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of SportXction(TM) in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like).

         Under these Agreements, the Company will be paid 25% of the gross profit for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle. The Company will bear no share of the cost of equipment, facilities or other operating expenses at GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year is $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of March 31, 2000, the Company has received $1,250,000 in connection with the Agreements.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) system to enhance its use on the Internet and other interactive media as an international application. These enhancements are scheduled to be delivered over a 30 month schedule. The first phase of the project, which will allow deployment of the system in the first market area to be targeted, has a 10-month implementation schedule. The Company will earn a bonus for early completion of this phase.

         Under the terms of the GIG Agreements, the Company can continue to use its existing technology to engage in development, sales and licensing in the lottery and securities markets. The Company has several projects under consideration in those markets using its patented and proprietary software.

         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the contracts and shall be offset against the revenue. The warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance. Expense related to the warrant for the three months ended March 31, 2000 was $4,300, which has been netted against $125,000 of revenue generated from the contracts.

         On December 20, 1999, the Company received a letter from NASDAQ stating that the Company did not meet the net tangible assets/market capitalization/net income requirements for continued listing on The NASDAQ Small Cap Market because it had neither $2,000,000 of net tangible assets, a market capitalization of $35,000,000 or net income of $500,000. Pursuant to NASDAQ's request, on December 30, 1999, the Company presented a plan for achieving compliance with such listing requirements. On January 13, 2000, the Company supplemented its December 30, 1999 letter to NASDAQ. On March 13, 2000, NASDAQ wrote to the Company and stated that the Company had provided a definitive plan evidencing its ability to achieve compliance with the continued listing requirements and granted the Company a further extension to April 11, 2000 in order to fulfill certain requirements and to demonstrate compliance with NASDAQ's continued listing requirements.

         In order to meet the NASDAQ listing requirements, among other things, the Company is required to have $2 million of net tangible assets. It should be noted that in connection with the GIG Agreements, the Company received a non-refundable initial payment of $1,250,000 which is reflected as a current asset on the Company's balance sheet, of which $125,000 was recognized as revenue for the quarter ended March 31, 2000. Although the Company had assets in excess of the minimum required by NASDAQ for continued listing, those assets were offset by a deferred revenue liability (non-cash) which reduced the Company's net tangible assets below the $2 million threshold required by NASDAQ. In order to meet this requirement, the Company sold on April 10, 2000, to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) thereof, 333,333 shares of the Company's Common Stock, par value $.001 per share, for a total of $500,000, or $1.50 per share, which was approximately $0.50/share below the last sales price on the date that this transaction was negotiated. The Company also agreed to promptly file a Registration Statement with the SEC in order to register all their shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000. The Company believes that it was in the best interests of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources were necessary for the Company to attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ.

         The Company suspended wagering operations at its Las Vegas office as of April 30, 2000. The signing of the exclusive international licensing Agreements with GIG changed the focus of the Company. In management's judgment, the Nevada wagering operation had become an administrative and technical distraction, and an impediment to dealings with sports leagues in the U.S. concerning use of the SportXction(TM) system for use in contests. Revenues generated by the Nevada operations had been insignificant to date. A decision concerning the future of the Las Vegas operation will be made in the near future. The options, all of which have the Company ceasing wagering operations in Nevada, include selling the operation or licensing the rights to the system and software currently used in the operation to one or more Nevada gaming operators. In addition to any revenues that such sale or licensing agreements might produce, the Company anticipates a reduction in expense of over $600,000, annually.


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

         At or subsequent to the closing of the IPO, the Company expended approximately $659,000 for repayment of certain Bridge Notes; approximately $1,351,000 for the purchase of computer equipment including player betting stations; approximately $895,000 for professional fees; approximately $412,000 for directors and officers liability insurance premiums; approximately $729,000 for marketing the System; approximately $132,000 for the purchase of a condominium in Henderson, Nevada for use by its employees while traveling on business in Nevada; and approximately $100,000 for a loan to a former officer, which has been fully repaid. After other expenses, including product enhancement and development, sales and administration, approximately $244,000 of such net proceeds remained in cash and short-term, interest-bearing, investment grade securities as of March 31, 2000.


Year 2000

         The Company experienced no significant issues relating to Year 2000.


Safe Harbor Statement

         Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: the Company's belief that its System and equipment will be and remain Year 2000 compliant and that the readiness of its customers and suppliers to be Year 2000 compliant will not have a material impact on the Company; whether the Company will be successful in making the required modifications to adapt the System for wagering or for use in contests in domestic and foreign markets utilizing the internet as required by the GIG License Agreements; whether the Company will be successful in meeting the software and throughput requirements of the GIG License Agreements; whether the System will result in a marketable product; whether the System will generate significant amounts of revenue or if significant amounts of revenue are not generated, whether the Company will be able to collect the license fees required by the GIG License Agreements; the ability of the Company to develop and market other opportunities for its products; the length of time that the Company's liquid resources will last; the likelihood that any pending licensing negotiations being conducted by the Company for the use of its technology in Nevada will result in the grant of licenses by the Company or that the terms thereof will be favorable to the Company. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company to attract adequate numbers of players to the SportXction(TM) game and the ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Prospectus dated December 11, 1996 and its Form 10-KSB/A for the fiscal year ended September 30, 1999. The forward-looking statements contained herein represent the Company's judgement as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.

II:      Other Information


Item 4.  Submission of Matters to a Vote of Security Holders


                  On March 22, 2000, the Company held its Annual Meeting of Stockholders for the purpose of acting on (i) the election of a board of five directors; (ii) a proposal to amend the Company's 1996 Stock Option Plan; and
(iii) a proposal to ratify the selection of KPMG LLP as the Company's independent public accountants for the fiscal year ending September 30, 2000. Each matter submitted to the stockholders was described in a Notice of Annual Meeting and Proxy Statement furnished to the Company's Stockholders in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended, and each matter was approved as follows:

(i)      Election of Directors


                                       For                   Withheld
                                    ---------                --------
         Bernard Albanese           8,271,039                  7,900

         Fredric Kupersmith         8,271,039                  7,900

         Janet Mandelker            8,271,039                  7,900

         Barry Mindes               8,271,039                  7,900

         Harold Rapaport            8,271,039                  7,900


(ii)     The amendment of the 1996 Stock Option Plan


                                        For            Against          Abstain
                                    ---------          -------          -------
                                    8,234,111          34,828           10,000


(iii) Ratification of the selection of KPMG LLP as the Company's independent public accountants for the fiscal year ended September 30, 2000


                                        For            Against          Abstain
                                    ---------          -------          -------
                                    8,275,639             600            2,700


Item 6.  Exhibits and Reports on Form 8-K


                  (a)      Exhibits

                           27 - Financial Data Schedule


                  (b)      Reports on Form 8-K

                           On March 23, 2000, a Form 8-K was filled by the Company responding to Item 5 thereof.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            International Sports Wagering Inc.






Dated:  May 15, 2000                             By: /s/ Barry Mindes
                                                     ---------------------------
                                                 Barry Mindes, Chairman of the
                                                 Board of Directors
                                                 (Principal Executive Officer)



Dated:  May 15, 2000                             By: /s/ Bernard Albanese
                                                     ---------------------------
                                                 Bernard Albanese, President,
                                                 Treasurer and Director
                                                 (Principal Financial Officer)