Form 10QSB
period 2000-06-30
INTERNATIONAL SPORTS WAGERING INC
filed 2000-08-11
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(X)      QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended June 30, 2000

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________


                         Commission file number 0-21831

                       International Sports Wagering Inc.

       (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                              22-3375134

     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

 2 Andrews Drive, West Paterson, NJ                 07424

    (Address of principal executive
              offices)                                (Zip Code)

Issuer's telephone number, including area code:  (973) 256-8181

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  X     No
    ---       ---

There were 9,030,992 shares of Common Stock outstanding at July 31, 2000.

Transitional Small Business Disclosure Format (check one):
Yes        No  X
    ---       ---

International Sports Wagering Inc.
June 30, 2000
FORM 10-QSB

Index

                                                                            Page
                                                                            ----
Part I:  Financial Information

Item 1.  Financial Statements,

         Balance Sheets at June 30, 2000 (Unaudited)
         and September 30, 1999                                              2

         Statements of Operations for the Three and Nine
         Months Ended June 30, 2000 and 1999 (Unaudited)                     3

         Statement of Changes in Stockholders' Equity for
         the Nine Months Ended June 30, 2000 (Unaudited)                     4

         Statements of Cash Flows for the Nine Months
         Ended June 30, 2000 and 1999
         (Unaudited)                                                         5

         Notes to Financial Statements                                      6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of
         Operation                                                         10-13

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

          Part I: Financial Information

Item 1.  Financial Statements

                       International Sports Wagering Inc.
                                 Balance Sheets


                                                            June 30, 2000   Sept.30, 1999
                                                             (Unaudited)       (Note 1)
                                                            -------------   -------------
Current assets:
  Cash and cash equivalents                                  $    201,695    $    121,505
  Accounts receivable                                                --            12,081
  Investments                                                   2,161,307       1,435,525
  Prepaid expenses and other current assets                        78,086          35,340
                                                             ------------    ------------
       Total current assets                                     2,441,088       1,604,451

Property and equipment, net                                       206,316         430,910
Other assets                                                       15,379           5,131
                                                             ------------    ------------
       Total assets                                          $  2,662,783    $  2,040,492
                                                             ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Deposits payable                                           $       --      $     20,176
  Accounts payable                                                 13,785          99,156
  Deferred revenues                                               375,000            --
  Accrued expenses                                                117,433         121,858
                                                             ------------    ------------
      Total current liabilities                                   506,218         241,190
                                                             ------------    ------------

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized, none
   issued or outstanding                                             --              --
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized,
   issued and outstanding 9,030,992
   and 7,852,993 shares, respectively                               9,031           7,853
  Additional paid-in capital                                   13,283,309      10,288,210
  Deferred expense                                             (1,419,900)           --
  Deficit accumulated during the
    development stage                                          (9,715,875)     (8,496,761)
                                                             ------------    ------------

     Total stockholders' equity                                 2,156,565       1,799,302
                                                             ------------    ------------

      Total liabilities and
        stockholders' equity                                 $  2,662,783    $  2,040,492
                                                             ============    ============











See accompanying notes to financial statements

                       International Sports Wagering Inc.
                            Statements of Operations
                                  (Unaudited)


                               Three Months Ended            Nine Months Ended
                                     June 30,                    June 30,
                                2000         1999           2000           1999
                                ----         ----           ----           ----
Revenues, net                $  724,650   $     1,413    $   856,526    $     9,616
                             ----------   -----------    -----------    -----------

Costs and expenses
 Research and
  development expense           280,441       228,012        760,543        610,797
 General and
  administrative expense        359,975       290,659      1,415,064      1,153,316
                             ----------   -----------    -----------    -----------
                                640,416       518,671      2,175,607      1,764,113
                             ----------   -----------    -----------    -----------


   Operating income (loss)       84,234      (517,258)    (1,319,081)    (1,754,497)
                             ----------   -----------    -----------    -----------

Interest income                  33,826        17,572         99,967        113,738
                             ----------   -----------    -----------    -----------

   Net income (loss)         $  118,060   $  (499,686)   $(1,219,114)   $(1,640,759)
                             ==========   ===========    ===========    ===========

Net income (loss)
 per share- basic            $     0.01     $(0.06) $          (0.14)   $     (0.21)
                             ==========     ======  ================    ===========


Weighted average basic
 common shares outstanding    8,998,025     7,835,374      8,473,805      7,824,898
                             ==========     ======  ================    ===========

Net income (loss)
 per share- diluted          $     0.01   $     (0.06)   $     (0.14)   $     (0.21)
                             ==========     ======  ================    ===========

Weighted average diluted
 common shares outstanding    9,414,182     7,835,374      8,473,805      7,824,898
                             ==========     ======  ================    ===========















See accompanying notes to financial statements

                       International Sports Wagering Inc.
                  Statement of Changes in Stockholders' Equity
                    For the Nine Months Ended June 30, 2000
                                  (Unaudited)



                                                                                   Deficit
                                                                                 Accumulated
                                   Common Stock      Additional                  During The
                               ------------------     Paid-In      Deferred      Development
                                 Shares    Amount     Capital       Expense         Stage          Total
                               ---------   ------   -----------   -----------    -----------    -----------
Balance at
 September 30, 1999            7,852,993   $7,853   $10,288,210          --      $(8,496,761)   $ 1,799,302

Net loss for the
 nine months ended
  June 30, 2000                     --       --            --            --       (1,219,114)    (1,219,114)

Issuance of common stock
 through private placement     1,133,333    1,133     1,498,867          --             --        1,500,000

Issuance of common stock
 through exercise of options      44,666       45        46,232          --             --           46,277

Deferred expense                    --       --       1,450,000    (1,450,000)          --             --

Amortization of warrant
 charges                            --       --            --          30,100           --           30,100
                               ---------   ------   -----------   -----------    -----------    -----------
Balance at
  June 30, 2000                9,030,992   $9,031   $13,283,309   $(1,419,900)   $(9,715,875)   $ 2,156,565
                               =========   ======   ===========   ===========    ===========    ===========

























See accompanying notes to financial statements

                       International Sports Wagering Inc.
                            Statements of Cash Flows
                                  (Unaudited)

                                          Nine Months Ended
                                               June 30,
                                          2000          1999
                                      -----------    -----------
Cash Flows from
 Operating Activities:
  Net loss                            $(1,219,114)   $(1,640,759)
  Adjustment to reconcile net
   loss to net cash used in
   operating activities:
  Depreciation and amortization           242,116        246,608
  Provision for doubtful accounts            --             --
  Non-cash compensation charge             30,100           --
  Issuance of options
   to consultants                            --             --
 Changes in assets and liabilities:
  Accounts receivable                      12,081          3,399
  Prepaid expenses and other
   current assets                         (42,746)        27,080
  Customer deposits                       (20,176)        (1,294)
  Other assets                            (10,248)         8,417
  Accounts payable                        (85,371)       (76,085)
  Deferred revenues                       375,000           --
  Accrued expenses                         (4,425)       (88,416)
                                      -----------    -----------
Net Cash Used In
 Operating Activities                    (722,783)    (1,521,050)
                                      -----------    -----------

Cash Flows from Investing
 Activities:
  Proceeds from sales of
   investments                          3,797,612      5,276,400
  Short-term investments               (4,523,394)    (3,852,577)
  Purchase of property
   and equipment                          (17,522)       (11,418)
  Proceeds from repayments
   of notes receivable                       --           27,636
                                      -----------    -----------
Net Cash (Used In) Provided By
 Investing Activities                    (743,304)     1,440,041
                                      -----------    -----------

Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of common stock                      1,546,277         15,840
                                      -----------    -----------

Net Cash Provided By Financing
 Activities                             1,546,277         15,840
                                      -----------    -----------
Net Increase (Decrease) in
 Cash and Cash Equivalents                 80,190        (65,169)

Cash and Cash Equivalents,
 Beginning of Period                      121,505        198,607
                                      -----------    -----------

Cash and Cash Equivalents,
 End of Period                        $   201,695    $   133,438
                                      ===========    ===========


See accompanying notes to financial statements

                       International Sports Wagering Inc.
                         Notes To Financial Statements


Note l - Basis of Presentation:
-------------------------------

         The information at June 30, 2000 and for the three and nine months ended June 30, 2000 and 1999, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission ("SEC").

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the SEC.


Note 2 - Revenue Recognition:
-----------------------------

         The Company recognizes revenue from its license agreements dated as of March 17, 2000 (the "Agreements") with Global Interactive Gaming, Inc. and Global Interactive Gaming AG (collectively "GIG")on a straight line basis and bills GIG at predetermined dates as stipulated in the agreements. Accordingly, collections received in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.

         For the GIG Agreements, revenues are recognized based on the ratio that total costs incurred to date bear to the total estimated costs of the Agreements. Provisions for losses on contracts are made in the period in which they are determined.


Note 3 - Basic and Diluted Net Loss per Share:
----------------------------------------------

         Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 was effective for financial statements for both interim and annual periods ending after December 15, 1997.

         Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, the Company's computations of dilutive net loss per share for the three month period ending June 30, 1999 and the nine month periods ending on June 30, 1999 and 2000, do not assume any conversion or exercise of securities, as their effect is anti-dilutive for all periods presented.

         The following represents the calculations of the basic and diluted net income (loss) per common share for the three months and nine months ended June 30, 2000 and 1999.

                       International Sports Wagering Inc.
                         Notes To Financial Statements


Note 3 - Basic and Diluted Net Loss per Share (continued):


                                            Three Months Ended            Nine Months Ended
                                                 June 30,                      June 30,
                                            2000          1999           2000           1999
                                            ----          ----           ----           ----
         Net income (loss)               $  118,060   $  (499,686)   $(1,219,114)   $(1,640,759)
                                         ==========   ===========    ===========    ===========

         Weighted average basic
          common shares outstanding       8,998,025     7,835,374      8,473,805      7,824,898

         Effect of diluted securities:
          Stock options and warrants        416,157          --             --             --
                                         ----------   -----------    -----------    -----------

         Weighted average diluted
          common shares outstanding       9,414,182     7,835,374      8,473,805      7,824,898
                                         ==========   ===========    ===========    ===========

         Net income (loss)
          per share- basic               $     0.01   $     (0.06)   $     (0.14)   $     (0.21)
                                         ==========   ===========    ===========    ===========

         Net income (loss)
          per share- diluted             $     0.01   $     (0.06)   $     (0.14)   $     (0.21)
                                         ==========   ===========    ===========    ===========


         Stock options to purchase 190,000 shares of common stock at prices ranging from $1.41 to $2.13 and warrants to purchase 2,658,166 shares of common stock at prices ranging from $3.39 to $11.88 were outstanding at June 30, 2000 but were not included in the computation of net income per share- diluted because the exercise prices were greater than the average market price of the common shares.

         Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted net loss per share because of anti-dilution were 3,528,500 and 2,810,217 for nine month period ending June 30, 2000 and the three and nine month periods ending June 30, 1999, respectively.


Note 4 - Capital Transaction:
-----------------------------

         On January 12, 2000, the Company sold to accredited investors in a private transaction not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded by Section 4(2) of the Act, 800,000 shares of the Company's Common Stock, for $1,000,000, or $1.25 per share, which was approximately $0.50/share below the last sales price on the date the transaction was negotiated. The Company also agreed to promptly file a Registration Statement with the SEC in order to register all the shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000. The Company believes that it was in the best interest of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources (a) provided the Company with the funds necessary to continue its business and its research and development activities while pursuing negotiation of several domestic and international

                       International Sports Wagering Inc.
                         Notes To Financial Statements


Note 4 - Capital Transaction (continued):
-----------------------------------------

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

Note 5 - License Agreements:
----------------------------

         On March 17, 2000, the Company signed Agreements with GIG, whose majority shareholders are the Kirch Group, a German media conglomerate, and Multisport Games Development, Inc., a Delaware corporation. Pursuant to the Agreements, the Company granted to GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including on contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of SportXction(TM) in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like).

         Under these Agreements, the Company will be paid 25% of the gross profit for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle. The Company will bear no share of the cost of equipment, facilities or other operating expenses of GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year is $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of June 30, 2000, the Company has received $1,250,000 in connection with the Agreements, and there is $4,000,000 being kept in the escrow account.

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

         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and shall be offset against the revenue. The warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG

                       International Sports Wagering Inc.
                         Notes To Financial Statements


Note 5 - License Agreements (continued):
----------------------------------------

         and remains exercisable for five years from the date of issuance. The $1,450,000 has been accounted for as an increase in additional paid-in capital with a corresponding offset amount recorded as deferred expense within stockholders' equity. Amortization expense related to the warrant for the three months and nine months ended June 30, 2000 was $25,800 and $30,100, respectively, which has been netted against $750,000 and $875,000 of revenue generated from the Agreements, for the three months and nine months ended June 30, 2000, respectively.



Note 6 - Las Vegas Operations:
------------------------------

         The Company suspended wagering operations at its Las Vegas office as of April 30, 2000. The Las Vegas operation was completely discontinued, and its leased premises vacated, by June 30, 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of Operation


Financial Results
-----------------

         For the three months ended June 30, 2000 the Company had net income of $118,060 or $0.01 per share on a basic and fully diluted basis using 8,998,025 and 9,414,182 weighted average common shares outstanding basic and diluted, respectively, compared with a net loss of $499,686 or $ 0.06 loss per share on a basic and fully diluted basis using 7,835,374 weighted average common shares outstanding for the three months ended June 30, 1999. This represents the first profitable quarter in the Company's history. Net revenues of $724,650 were reported for the three months ended June 30, 2000, compared with revenues of $1,413 reported for the prior period. This large increase in net revenues is attributable to the recognition of license fees of $750,000 from the Company's agreements with Global Interactive Gaming, Inc. and Global Interactive Gaming AG (collectively "GIG"), signed on March 17, 2000, net of $25,800 deferred expense amortization resulting from warrants granted in connection with the GIG Agreements (see "Recent Developments"). A small portion of the Company's revenues for the three months ended June 30, 2000, as well as all of the revenue for the prior period, represent the net win (i.e. total amount wagered less total amount paid out) of the System. The net win is affected by the success (or lack thereof) of the players in making sports wagering bets.

         The increased net earnings for the three months ended June 30, 2000, compared with the three months ended June 30, 1999, resulted primarily from: revenues, which increased by $723,237 to $724,650 due to the GIG Agreements; an increase in interest income, which increased by $16,254 to $33,826 due to increased investments; travel expenses, which decreased by $8,973 to $3,896, primarily related to the decrease in travel to Nevada; and depreciation expense, which decreased by $7,485. These factors were partially offset by salary expense which increased by $80,874 to $329,143 due to salary increases; marketing expenses, which increased by $20,834 to $24,110, primarily reflecting commissions associated with the GIG Agreements; office expense, which increased $17,185 to $22,920, primarily due to moving expenses in both Nevada and New Jersey (see "Recent Developments"); and filing fees, which increased by $10,518 to $12,281 due to increased fees to NASDAQ.

         The Company incurred approximately $280,000 in research and development costs for the three months ended June 30, 2000, compared with approximately $228,000 for the comparable prior period.

         As a result of the revenue generated by the Company's Agreements with GIG, and the savings generated by closing the Las Vegas office (see "Recent Developments"), management expects to continue to generate positive earnings for the foreseeable future, absent changes in the Company's core business or the GIG Agreements.

         As of June 30, 2000, the Company had liquid resources totaling $2,363,002. These include cash and cash equivalents in the amount of $201,695, and short term investments in the amount of $2,161,307. Investments are limited to investment grade marketable securities with maturities of less than 18 months. In January 2000, the Company raised an additional $1,000,000 as a result of the sale of 800,000 shares of its Common Stock, par value $.001 per share, in a private transaction to accredited investors, not registered under the Securities Act of 1933, as amended (the "Act"). Also, in April 2000, the Company raised an additional $500,000 as a result of the sale of 333,333 shares of its Common Stock, in a private transaction to other accredited investors, not registered under the Act (see "Recent Developments").

         The Company believes that existing resources will be sufficient to satisfy its contemplated cash requirements for at least the next 12 months. Capital expenditures are expected to be limited to the purchase of additional computer equipment in connection with its research and development activities. Existing resources will fund these requirements.

Recent Developments
-------------------

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

         Under these Agreements, the Company will be paid 25% of the gross profit for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle. The Company will bear no share of the cost of equipment, facilities or other operating expenses at GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year is $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of June 30, 2000, the Company has received $1,250,000 in connection with the Agreements, and there is $4,000,000 being kept in the escrow account.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) system to enhance its use on the Internet. These modifications are scheduled to be delivered over a 30 month period. The first phase of the project, which will allow deployment of the system in the first market area to be targeted, has a 10-month implementation schedule. The Company will earn a bonus for early completion of this phase. Enhancements for other interactive media such as set-top boxes for use with interactive TV or wireless use with hand held devices such as mobile telephones are anticipated.

         Under the terms of the GIG Agreements, the Company can continue to use its existing technology to engage in development, sales and licensing in the lottery and securities markets. The Company has several projects under consideration in those markets using its patented and proprietary software.

         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and shall be offset against the revenue. The warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance. Expense related to the warrant for the three months ended June 30, 2000 was $25,800, which has been netted against $750,000 of revenue generated from the agreements.

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

         The Company suspended wagering operations at its Las Vegas office as of April 30, 2000. All operations in Las Vegas were discontinued as of June 30, 2000. The signing of the exclusive international licensing Agreements with GIG changed the focus of the Company. In management's judgment, the Nevada wagering operation had become an administrative and technical distraction, and an impediment to dealings with sports leagues in the U.S. concerning use of the SportXction(TM) system for use in contests. Revenues generated by the Nevada operations had been insignificant to date.

         On June 30, 2000, the Company relocated its headquarters office in New Jersey from Little Falls to a new location in West Paterson. The lease for the Little Falls office had expired, and the Company sought space better suited for its needs.


Use of Proceeds from Initial Public Offering
--------------------------------------------

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

         At or subsequent to the closing of the IPO, the Company expended approximately $659,000 for repayment of certain Bridge Notes; approximately $1,354,000 for the purchase of computer equipment including player betting stations; approximately $968,000 for professional fees; approximately $430,000 for directors and officers liability insurance premiums; approximately $753,000 for marketing the System; approximately $132,000 for the purchase of a condominium in Henderson, Nevada for use by its employees while traveling on business in Nevada; and approximately $100,000 for a loan to a former officer, which has been fully repaid. The balance of such net proceeds were used for other expenses, including product enhancement and development, sales and administration.


Safe Harbor Statement
---------------------

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

II:      Other Information



Item 6.  Exhibits and Reports on Form 8-K


         (a)    Exhibits

                27 - Financial Data Schedule


         (b)    Reports on Form 8-K

                On April 10, 2000, a Form 8-K was filled by the Company responding to Item 5 thereof, in order to comply with one of the requirements contained in NASDAQ's letter dated March 13, 2000 (see "Recent Developments").

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        International Sports Wagering Inc.


Dated:  August 11, 2000                 By: /s/ Barry Mindes
                                            ------------------------------------
                                            Barry Mindes, Chairman
                                            of the Board of Directors
                                            (Principal Executive Officer)



Dated:  August 11, 2000                 By: /s/ Bernard Albanese
                                            ------------------------------------
                                            Bernard Albanese, President,
                                            Treasurer and Director
                                            (Principal Financial Officer)