Form 10KSB40
period 2000-09-30
INTERNATIONAL SPORTS WAGERING INC
filed 2000-12-27
CIK 1025995

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ___________to___________

                     -------------------------------------

                         Commission file number 0-21831

                       INTERNATIONAL SPORTS WAGERING INC.
                 (Name of small business issuer in its charter)

            Delaware                                     22-3375134
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      2 Andrews Drive, 2nd Floor,                       07424-2672
       West Paterson, New Jersey                        (Zip Code)
(Address of principal executive offices)

                    Issuer's telephone number: (973) 256-8181

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                               Redeemable Warrants
                                (Title of class)

                      -------------------------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year (ended September 30, 2000) were $1,580,726.

         The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of December 15, 2000 was approximately $5,334,000.

         The number of shares of Common Stock, $.001 par value, outstanding as of December 15, 2000 was 9,030,992.

         The issuer hereby incorporates by reference into Part III of this report, its definitive proxy statement to be filed on or prior to January 29, 2001. If the definitive proxy statement is not filed on or prior to January 29, 2001, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 29, 2001.

         Transitional Small Business Disclosure Format (check one):
YES | | NO |X|

                                Introductory Note

         International Sports Wagering Inc. has designed and developed an interactive, proprietary, patented software system that enables users to wager during the course of a sporting event.

         Certain statements in this Report on Form 10-KSB ("Report") under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the ability of the Company to fulfill all requirements of the License Agreement described herein; the ability of Global Interactive Gaming LLC or Global Interactive Gaming Limited (collectively "GIG") to market its products, including the SportXction(TM) System, developed and modified by the Company, statements regarding potential market size, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company and/or GIG to attract adequate numbers of players to the SportXction(TM) System for sports wagering and sports contests, the ability of the Company to raise additional financing if required, the likelihood that the Company will be profitable and/or cash flow positive in the future, the length of time the Company's cash resources will last and meeting its cash requirements, the ability of GIG to continue to pay the fees required to be paid to the Company under the License Agreement, whether legal or regulatory requirements will inhibit marketing of the products as intended by GIG and the likelihood that the Company's securities will continue to be listed on NASDAQ. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks and factors include, among others, those listed under the heading "Description of Business - Important Factors Regarding Forward Looking Statements and Other Risks." When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

         Item 1.           Description of Business

         The Company

         International Sports Wagering Inc. (the "Company") has designed, developed and patented an interactive hardware and software system (the "SportXction(TM) System") that enables users to wager at fixed prices during the course of a sporting event, such as football, baseball, soccer and basketball. The SportXction(TM) System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, will a batter get on base, will a penalty shot be successful, or will a player make two foul shots. The SportXction(TM) System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

         The SportXction(TM) System software monitors and changes the bet prices on the contestants in a sporting event to induce the players to wager in betting volumes that will attempt to continuously balance the betting pool on each betting proposition to within a pre-set level. In general, a balanced pool is achieved when the money bet on one side of a betting proposition is sufficient to pay off the winners on the other side of that proposition, should the other side win. Wagers may be placed simultaneously through a variety of input equipment, such as personal computer terminals, set-top boxes, wireless devices, and the like, linked to the SportXction(TM) System. The SportXction(TM) System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, subtracting bet amounts and adding payouts.

         During the fiscal year ended September 30, 2000, the focus of the Company changed from an operator of sports wagering systems using its proprietary SportXction(TM) System, to a licensor of the SportXction(TM) System software for use by operators in sports wagering and sports contests systems worldwide.

         Recent Developments

         On March 17, 2000, the Company signed License Agreements (collectively, the "Agreement") with Global Interactive Gaming LLC and Global Interactive Gaming Limited (collectively "GIG"), whose majority shareholders are Prisma iVentures Ltd., a UK company and subsidiary of The Kirch Group, a German media conglomerate, and Multi-Games Development, Inc., a Delaware corporation. Under the terms of the Agreement, the Company granted exclusive licenses to market, distribute and use the Company's interactive SportXction(TM) System software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally useable, including for contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of the SportXction(TM) System in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The Company is currently pursuing opportunities in the allowed markets for its technology.

         Prisma iVentures Ltd. is leading the marketing and distribution effort. The Kirch Group is a media conglomerate and a significant participant in media in Europe. With recent annual sales of DM 2.7 Billion ($2.1 billion), KirchMedia represents The Kirch Group's core business in the sport's rights trade, the production of broadcast television and film technology. It is one of the largest international producers in movie and television entertainment and is the majority shareholder in Germany's second largest commercial television network, SAT1. KirchMedia also owns DSF, a 24 hour sports channel, and owns and operates Premiere World, Germany's leading digital pay TV service. Premiere World's sports programming package includes the top games from German Football (Soccer) Leagues 1 and 2, plus matches from the best of international soccer. It also offers Formula 1, boxing, tennis, ice hockey, the handball world championships, the track and field athletics Golden League, plus NFL football, Major League Baseball, NBA basketball, NHL hockey, PGA golf and professional wrestling.

         Under the Agreement, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests. For wagering, the Company will be paid the lesser of 25% of the gross profit, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of GIG's equipment, facilities or other operating expenses of GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year is $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term. The total minimum license fees during the 14-year term are approximately $250 million, after which the license is fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. The Company is currently being paid at the minimum rates since the modifications to the Company's SportXction(TM) System software are still being completed in accordance with the Agreement and because GIG has not yet commenced commercial use of the SportXction(TM) System software.

         The terms of the Agreement require the Company to make certain modifications to the SportXction(TM) System software to enhance its use on the Internet and other interactive media. The Company is currently completing enhancements to its SportXction(TM) System software to satisfy the requirements of the Agreement. The Company believes that its SportXction(TM) System software can be used in interactive television and near real-time streaming video, through the use of interfaces, such as on-line computer terminals, set-top boxes, and hand-held, wireless devices like cell phones and personal digital assistants, as an international application. GIG has stated that it intends to employ the Company's technology in international wagering and contest applications. The most significant of the modifications required under the Agreement is to render the SportXction(TM) System software capable of accommodating 1.5 million simultaneous users in each of 32 interconnected regional (country) systems, with each system able to process 25,000 transactions (wagers or contest selections) in a five second interval. Additionally, the SportXction(TM) System software must support multiple languages and currencies, 10 different sports, and 15 concurrent sporting events. The first phase of the project, with a 10-month schedule, calls for 10,000 transactions in five seconds.

         Coincident with the signing of the Agreement, GIG was granted a warrant to purchase 4.9% (approximately 425,000 shares) of the number of shares of the Company's common stock then outstanding, at an exercise price of $4.38 per share. The fully vested warrant becomes exercisable 18 months after it was issued, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of grant, subject to the terms of the Warrant Agreement. The Company believes that its SportXction(TM) System has the potential of accommodating more than 50 million players during a major international sporting event, such as the World Cup.

         The project to enhance the technology has a 30-month schedule. The first phase of the project is intended to allow the deployment of the technology in the first target market, probably Great Britain, during the first half of calendar year 2001, has a 10-month schedule and calls for the ability to accommodate 10,000 transactions in five seconds.

         On October 30, 2000, the Company announced that it had completed the in-house phase of Acceptance Testing for the first software deliverable under the Agreement approximately four months ahead of schedule. The testing encompassed two aspects: Functional Requirements and System Loading (performance under load by large numbers of users). In the in-house phase of Acceptance Testing, the SportXction(TM) System software satisfactorily performed all of the functions tested, and far exceeded the first deliverable loading criteria (a transaction throughput specification of 2,000 transactions per second). In fact, the SportXction(TM) System software exceeded the final software deliverable specification of 5,000 transactions per second, not required by the Agreement for almost 18 months. The results were achieved using distributed processing techniques that minimize the capabilities required from the computer hardware. The final phase of Acceptance Testing will be held at GIG's site, or at an independent test facility, and will test the Functional Requirements and System Loading using GIG's computers or those of the test facility and may be used to test a variety of other conditions that may be encountered in a live, commercial environment. The Company can earn a bonus of up to $600,000 for early completion of the Acceptance Testing.

         This first software deliverable is for use on the Internet. Subsequent versions are intended for deployment with set-top boxes in conjunction with interactive TV using cable, satellite, and direct broadcast, and wireless use associated with mobile telephones and other hand-held devices. Other broadband modalities are also possible, including near real-time streaming video.

         There are other potential uses for the technology that the Company has developed in other markets, such as transaction processing for financial institutions, lotteries and on-line auctions.

         History

         The Company commenced operations in May 1995 and is the successor by merger to Systems Enterprises, Inc., which was organized in December 1992. The Company's SportXction(TM) System was conceived by the Company's founder, Mr. Barry Mindes, who together with Mr. Bernard Albanese, developed a simulation of the SportXction(TM) System for use in determining whether casinos in Nevada had interest in the SportXction(TM) System. Additionally, patent applications covering the SportXction(TM) System were prepared and filed with the U.S. Patent and Trademark Office ("PTO") and corresponding foreign patent applications were also filed. In May 1995, the Company raised in a private transaction approximately $1,700,000 in equity capital and, subsequently, net proceeds of approximately $550,000 through a bridge financing. After the initial equity capital was raised, personnel, consisting primarily of software engineers and programmers, were recruited and hired and the Company engaged in research and development and testing of the SportXction(TM) System. These activities included writing software, developing required mathematical algorithms, performing statistical modeling, selecting and configuring the hardware needed for use with the SportXction(TM) System and determining the initial betting propositions to be offered. The Company tested the SportXction(TM) System in a non-wagering environment and then conducted its own live trial in a wagering environment using play money. Thereafter, in mid-1996, the Company sought approval for use of the System from the Nevada Gaming Authorities (as hereinafter defined). On December 11, 1996, the Company consummated its initial public offering (the "IPO") pursuant to which it sold 1,725,000 Units (including over-allotments) for gross proceeds of $10,350,000. Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share (the "Common Stock"), and one redeemable Warrant (collectively, the "Warrants") to purchase one share of Common Stock at an exercise price of $7.20 per share, which Warrants expire on December 11, 2001. The Common Stock and Warrants now trade separately on the NASDAQ Small Cap Market and no longer trade as a Unit.

         After completing trials of the SportXction(TM) System, it was approved for use in January, 1997 by the Nevada Gaming Authorities. After initially using the SportXction(TM) System in several individual casinos, subsequently in a group of inter-linked casinos, and ultimately from remote, non-casino locations, the Company, in April 2000, discontinued operation of the SportXction(TM) System in Nevada. The Company concluded that although the SportXction(TM) System functioned properly, it would not attract a sufficient number of players or produce sufficient revenues to warrant the Company continuing to operate the SportXction(TM) System within the Nevada market. Moreover, the signing of the exclusive worldwide licensing Agreement with GIG in March 2000 changed the focus of the Company. In management's judgment, the Nevada wagering operation had become an administrative and technical distraction, and an impediment to dealings with sports leagues in the United States concerning use of the SportXction(TM) System for use in contests.

         Industry Overview

         As a result of the redirection of the Company's current primary activity to enhancing and supporting its SportXction(TM) System software for use by GIG, a detailed description of the sports wagering industry in Nevada is not as significant as it was previously. However, the Company retains the right to re-enter the Nevada sports wagering market at some future date, which it might do with its newly enhanced product or a subset thereof. To that end the Company has maintained its Nevada Gaming License and is discussing the licensing of its SportXction(TM) System software with casinos in Nevada for such casinos to operate on a revenue-sharing basis.

         In Nevada, the only state in the United States that currently permits sports wagering, wagers on sporting events are placed in casinos and at dedicated sports wagering facilities ("sports books"), and to a limited extent by telephone by individuals who have set up accounts in sports books. Such wagers are principally placed on the outcome of a game or event. Wagers also may be accepted on segments of a game, such as points scored in a half; however, the wager is accepted only before the segment begins. Since most sporting events take several hours to complete, bettors can place bets and cash winning bets to use on subsequent wagers, only a few times each day, thereby limiting the number of wagers bettors may be inclined to make each day. As a result, sports wagering facilities are frequently under-utilized for wagering, as opposed to being locations for merely viewing multiple sporting events simultaneously.

         Sports wagering internationally takes place principally in betting parlors, where bettors merely place bets and redeem winnings; to a lesser degree, in betting facilities where bettors view sporting events while wagering (in a manner similar to how wagering is conducted in Nevada casinos); and from remote locations via the Internet, such as from bettors' homes. By far the largest present venue for sports wagering internationally is via the Internet which is legal in many foreign countries. Sports wagering using interactive TV set-top boxes is just now being proposed and developed, although it is not yet being conducted, to the Company's knowledge. The Company expects to participate in this developing market, since GIG intends to utilize the Company's proprietary SportXction(TM) System software in its overall system to enable players to make legal sports wagers by means of interactive TV.

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

         In the United States, gambling on the Internet is illegal both for players and operators of Internet wagering sites. There is uncertainty concerning whether under United States law Internet sites located in foreign jurisdictions, where such sites are legal, that are operated by foreign nationals, may accept wagers placed by players located in the United States. Nevertheless, wagering on the Internet is pervasive and entrenched for wagering by players outside of the United States at foreign wagering sites. The Agreement between the Company and GIG precludes GIG from using the Company's SportXction(TM) System software to accept wagers where it is illegal to do so.

         The Company is not aware of any form of wagering currently being conducted which is similar to its patented play-by-play wagering intended to be offered by GIG (see "Competition").

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

         The SportXction(TM) System accepts bets on the outcome of the sporting event, on discrete parts of the event, and on specific game situations, such as will a team get a first down, will a batter get on base, or will a player make two foul shots. The SportXction(TM) System also permits betting while these game situations are in progress, such as between downs, pitches or foul shots. Betting is therefore nearly continuous, somewhat analogous to the situation that exists at a craps table, with each play being potentially a "new game." The SportXction(TM) System can also accept traditional pre-game side and totals wagers as well as some forms of parlays.

         Operation of the System

         The SportXction(TM) System operator begins by setting up a number of pools or wagering propositions (for example, the winner of a game or the team leading at the end of a particular period of play, over or under scoring on the game or period, and wagers on specific events or games situations). Prior to commencement of the sporting event, the SportXction(TM) System operator sets the odds or handicap (point spread) on certain betting propositions, with greater odds given to the less capable contestant. Once the sporting event begins, the SportXction(TM) System sets the initial odds on other betting propositions. The SportXction(TM) System changes the odds automatically as bets are made in order to induce a betting pattern that would lead to a balanced pool. The bettor may therefore make multiple wagers on the same betting proposition as the odds change. As wagering continues, one side of a betting proposition may become underfunded, that is, players have bet less money on one side of a particular betting proposition (the underfunded side) than players have bet on the opposite side of such betting proposition (the overfunded side). If this occurs, and if the overfunded side of the betting proposition wins, the house would have to pay out more money to the winning bettors on the overfunded side than the house would have received from the bettors on the underfunded side. To limit the house's exposure, the SportXction(TM) System is designed to automatically adjust the odds to induce bettors to wager on the underfunded side of the betting proposition, thereby attempting to balance the pool to within a pre-set level.

         The SportXction(TM) System permits, and the sports wagering operator is likely to have, both long- and short-term propositions on a sporting event. Long-term propositions may be based upon the outcome of an entire game or discrete segments of a game. Wagering continues on the long-term propositions even as game conditions change, causing the odds on the outcome to change during the course of the event. Examples of typical short-term propositions are, in football, will the offensive team make a first down on a specific possession; and in basketball, which team will be the next to score 10 points. Betting is almost continuous until the specific event occurs or the specific game situation is completed. Since short-term pools open and close rapidly, sometimes in several minutes or less, there are new propositions constantly available during the entire contest.

         The SportXction(TM) System works on a "bet against deposited funds" basis. When a bettor wishes to wager using the SportXction(TM) System, he must establish an account and fund it by depositing a sum of money in the account. The bettor then receives an account number and a personal identification number ("PIN"). The bettor places wagers using his funds on deposit. The SportXction(TM) System automatically adds the bettor's payouts and subtracts amounts bet from his account. When the player wishes to commence play, he signs on the SportXction(TM) System through the player's betting device which could be an on-line terminal, set-top box, hand-held device, or the like ("Player's Betting Device") using his account number and PIN. The Player's Betting Device will show his available balance equal to his deposit. As wagers are placed, this balance is reduced by the amounts wagered. When the bettor wins, his Betting Device shows that the bettor has won and his balance is automatically increased by the wager's payout.

         The SportXction(TM) System is a continuous action pool-balancing system. As such, it reacts by changing the odds on open or undecided betting propositions to reflect current bettor sentiment as expressed by their bets. This can result in rapid changes in odds, particularly if game conditions change abruptly as in the case of a sudden score, injury, or player ejection. Odds can even change while the bettor is in the process of entering a wager into the System. As betting is continuous, bets may be entered while game conditions are changing. At times, bets will be delayed until a play is completed and the results of the play are entered by those controlling the SportXction(TM) System, to prevent past posting. Consequently, all bet entries are treated as "requests" to make a bet at the odds that were displayed when the bet entry process started. If the odds have changed after the request is made and before the bet is accepted, the player will be informed that the wager is no longer available at the requested odds, and the player will be shown the new odds. The player is then given the opportunity to place the wager at the then current odds. It is even possible that the amount may change again before the bettor's decision on the new price is made, in which event the process will be repeated. The player will either reconfirm his request at the new price, if he finds it acceptable, or the bet will automatically be cancelled. If the player finds an acceptable price, and the SportXction(TM) System accepts the bet, the price on the bet stays fixed regardless of future changes in odds on that bet, the game or betting patterns.

         As game conditions change, for example, the score changes or the time clock advances, the odds will usually change as a result of the betting pattern. This may result in existing pools closing if they can no longer be held to a desired level of balance. Such pools may then be replaced with new pools covering the same proposition. This is generally done automatically, although the house can override the SportXction(TM) System with manual pool opening and closing capability.

         It is not necessary that the book be perfectly balanced, but only that the imbalances be less than some percentage of the pool or dollar amount set by the house. Under these circumstances, the house can generally ensure that its exposure is no more than a fixed percentage or dollar amount, which is an acceptable portion of the profit from its commissions. The SportXction(TM) System generally is able to automatically prevent the house exposure from exceeding a specified maximum amount by changing the betting terms in the pool to induce bettors to wager on the side that is underfunded, thereby attempting to induce a balancing of the pool. In extreme cases, the house or the SportXction(TM) System may automatically stop accepting bets on the underfunded side when the exposure limit is reached while continuing to accept bets on the other side. Under these circumstances, the pool will presumably tend to return to balance after which the house can resume taking bets on the contestant or proposition for which betting was suspended.

         The SportXction(TM) System produces time-stamped records, providing regulatory authorities as well as gaming establishments with the ability to audit, analyze and control a game.

         System Components

         The Company's proprietary software and state-of-the-art, commonly available hardware, is configured in an arrangement designed specifically for use with the SportXction(TM) System. The innovative software continuously attempts to balance wagering pools to within pre-set levels, thereby permitting wagers to be made continuously during the course of a sporting event while generally assuring the gaming establishment of a pre-determined minimum commission. The software permits the operator to make available a wide variety of betting propositions to players. By using statistical data and modeling within the SportXction(TM) System, the SportXction(TM) System automatically sets and adjusts odds on the betting propositions.

         The major elements of the SportXction(TM) System include the Hub Server, Pool Processor, plus numerous input and control software modules which run on individual computer terminals, including the Player's Betting Device, Game Controller Module, Game Supervisor Module, Manager Module, Administrative Module and Cashier Module, all of which are controlled by proprietary software. There are also a variety of printers for printing receipts and reports. The SportXction(TM) System processes secure messages exchanged between the various elements in real time and employs sophisticated mathematical algorithms in their functioning. These are used with event statistics and statistical modeling. The television display is independent of the SportXction(TM) System, being a standard television, although near real-time streaming video is also possible. The television image is shown to allow the player to follow the game. The SportXction(TM) System can operate without the operator providing a television signal. A player could, for example, view any television or display while betting, or even listen to an audio commentary account of the game. The SportXction(TM) System uses redundant hardware and re-start and recovery software to maximize System up-time upon component failure.

         All terminals are connected to the Hub Server via a client/server network. The Hub Server Modules are software components on a network of server computers that maintains all pools, calculates odds, opens and closes all wagering on all pools, controls all input and output devices (such as betting terminals, printers and management terminals) produces all management and regulatory reports and is the repository of all current and historical data on the wagering system. The proprietary software contained in the Pool Processor permits continuous, rapid recalculation of odds, based upon changing betting patterns and an evaluation of bets that have been placed.

         The Player's Betting Device is the instrument through which bettors are able to enter bets into the SportXction(TM) System. It displays the wagers available, their prices and the payoff to be gained, the status of the player's available balance, open bet dollars, plus control buttons for signing on and off, selecting a game, reviewing and sending bets, reviewing bet history, and other information appropriate to interactive wagering.

         Data relating to all substantive events during the course of a sporting event that affect the betting odds are entered into the SportXction(TM) System through the Game Controller Module by the game controller for each event. These events include points or runs scored, period, inning, outs, downs, team having possession of the ball, and the like, depending upon the sport. The SportXction(TM) System sends this information to the pool processor to open and close betting propositions, declare unofficial winners and set opening lines, among other things. Because the game controller is entering data during a live sporting event, bets are delayed briefly to enable the game controller to enter the data.

         The Game Supervisor Module is utilized by the game supervisor(s) of each sporting event to manage the wagering on that sporting event. The Game Supervisor Module is used to open betting lines, enter data to attempt to maintain the desired level of house commission as pool balances change, close or suspend one or both sides of a betting proposition, and declare official pool winners. The terminal executing the Game Supervisor Module, is also utilized by the game supervisor to oversee the accuracy of the information input by the game controller.

         The Manager Module is used to oversee the entire operation of the System at one time. This Module allows the manager to monitor the overall house commission plus the commission for each event, to view any event on which wagers are being taken and to monitor system activity.

         The Administrative Module is the main management Module in the SportXction(TM) System. It is used to authorize personnel to operate the SportXction(TM) System, keep the chart of future events upon which wagers will be accepted, together with when betting can commence and when the game (date and time) actually begins. It also keeps the pools to be allowed in an event and the sizes of the bets that will be accepted in each pool in each event. It is through the terminal executing this Module that most reports are accessed.

         The Cashier Module can access the status of every player's account. It is the link through which funds can be manually entered into and withdrawn from accounts, adjustments are made, and other manual interactions with player accounts are accomplished. The SportXction(TM) System's design also allows players to transfer funds securely from financial institutions into and out of their SportXction(TM) accounts.

         Traditional Pre-Game Wagering

         The SportXction(TM) System also accepts traditional pre-game side and totals wagers as well as some forms of parlays. Pre-game wagers are treated by the SportXction(TM) System in the same way as the play-by-play wagers. They are transmitted to the Hub Server where the SportXction(TM) System processes both the play-by-play and the pre-game wagers simultaneously, and are then stored in an integrated database. For pre-game wagering, the Player's Betting Device has been reorganized to make better use of the screen space to show available bets on many games simultaneously.

         Because pre-game wagers arrive at a slower pace than play-by-play wagers, less reliance is needed on the automatic line movement features of the Company's SportXction(TM) System. Additional financial analysis programs are available for manual review and control of the wagering pools.

         Marketing and Sales Strategy

         As the Company has licensed world-wide rights to its SportXction(TM) System for wagering and contests exclusively to GIG (except for wagering in Nevada), the Company is no longer marketing the System for those purposes, other than in Nevada. While the Company is enhancing the System for use by GIG, marketing activities in Nevada are being conducted on a very limited basis. The Company is in discussions with certain casinos in Nevada to provide its SportXction(TM) System to such casinos on a revenue-sharing basis, with the casino operating the SportXction(TM) System. Once the enhancement project is completed, the Company may market the enhanced System in Nevada.

         The Company has commenced preliminary marketing activities using its patented technology in the financial transaction processing market. It is also investigating opportunities in the auction and lottery fields.

         Intellectual Property

         The Company regards the SportXction(TM) System as proprietary. The Company has two U.S. patents covering its proprietary wagering methods and its related computer processing system. Corresponding applications have been filed in certain foreign countries and some of those have been issued or are pending. It is the Company's policy that all employees and outside consultants involved in research or development activities sign proprietary information, non-disclosure and patent assignment agreements. This may, however, not afford adequate protection for the Company's know-how and proprietary products. Other parties may develop products similar to the SportXction(TM) System or otherwise attempt to duplicate the System in ways which circumvent the Company's technology and existing or future patents.

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

         The Company has recently filed a provisional patent application covering the use of its technology for balancing trading in financial instruments and securities.

         Governmental Regulation

         Prior to April 2000, the Company conducted business in the State of Nevada. As such, it was required to obtain a gaming license as an operator of an "inter-casino linked system" ("OILS License") and to register as a publicly-traded corporation. The Company is not currently operating in Nevada, although it continues to hold its OILS License. It is marketing its current System to casinos in Nevada on a limited basis. It may also elect to market its enhanced system in Nevada in the future. Any continued marketing efforts are aimed at licensing the Company's SportXction(TM) System to casinos in order for them to operate a system utilizing the Company's SportXction(TM) System software. Should the Company license its SportXction(TM) System software to one or more casinos in Nevada, it will need a new gaming license if it shares in any gaming revenue. The Company has no current plans to re-enter the business of operating a sports wagering system in Nevada or elsewhere. Nevertheless, in order to maintain its OILS License, the Company must continue to comply with Nevada gaming law.

         The ownership and operation of casino gaming facilities in Nevada, including sports pools, the operation of an inter-casino linked system, the manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, and the manufacture, sale and distribution of associated equipment for use or play in Nevada is subject to The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city and county regulatory agencies. (The Nevada Commission and Nevada Board are collectively referred to herein as the "Nevada Gaming Authorities.")

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming, or manufacturing or distribution of gaming devices at any time or in any capacity; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
(v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have a material adverse effect on the Company's operations in Nevada.

         Within the United States, sports wagering is currently legal only in Nevada. Pursuant to the Professional and Amateur Sports Protection Act, 28 U.S.C. Section 3701, et. seq. (hereinafter referred to as the "Sports Act"), which was effective January 1, 1993, the proliferation of legalized sports books was significantly curtailed. Although the Sports Act generally prohibits sports wagering in every jurisdiction in the United States, including those jurisdictions subject to the Indian Gaming Regulatory Act (25 U.S.C. Section 2701 et. seq.), the Sports Act currently permits such wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Act. 28 U.S.C. Section 3704. Thus, sports books and wagering are permitted to continue to operate in Nevada. Moreover, the Interstate Wire Act, 18 U.S.C.
Section 1084, also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

         The Company's SportXction(TM) System qualifies as "associated equipment" as that term is defined in the Nevada Act. Associated equipment is generally defined in the Nevada Act as any equipment or mechanical, electromechanical or electronic contrivance, component or machine used remotely or directly in connection with gaming, any game, race book or sports pool that would not otherwise be classified as a gaming device. A "gaming device" is generally defined as any equipment or mechanical electromechanical or electronic contrivance, component or machine used remotely or directly in connection with gaming, any game, race book or sports pool which affects the result of wagering by determining win or loss. All associated equipment that is manufactured, sold or distributed for use or play in Nevada must first be administratively approved by the Chairman of the Nevada Board. The administrative approval process for associated equipment includes an evaluation by the Nevada Board's audit division (the "Audit Division") and, in some cases, by the Board's electronic services laboratory, followed by a field trial.

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

         In order for the Company to be compensated for use of the SportXction(TM) System in Nevada on the basis of a percentage of the revenue received by a licensed gaming establishment or on a transaction fee basis, the Company was required to obtain an OILS License and to be registered by the Nevada Commission as a publicly-traded corporation (a "Registered Corporation").

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

         If it were determined that the Nevada Act was violated by the Company, the registration and OILS Licenses it held could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Furthermore, the Nevada Commission could revoke the approval of the System and could order the termination of existing contracts for the System. Limitation, conditioning or suspension of the registration and OILS Licenses held by the Company could adversely affect the Company's manufacturing, distribution and gaming operations in Nevada and inhibit or prohibit the Company's attempt to license its SportXction(TM) System in Nevada on a revenue-sharing basis.

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

         The Company may also be required to make annual filings with the Attorney General of the United States in connection with the operation of the SportXction(TM) System.

         Legislation has been introduced in the United States Congress to prohibit certain forms of betting or wagering or engaging in the business of gambling over the Internet and to prohibit betting or wagering or engaging in the business of gambling over "interactive computer services." Although the SportXction(TM) System does not appear to fit within the definition of an "interactive computer service," a contrary interpretation may be adopted by the courts in the future. Therefore if enacted, this bill may prohibit the operation of the SportXction(TM) System in the United States for wagering in all or certain forms. To date, this bill has not been passed.

         It is possible that the Company may be regulated or required to be licensed in various foreign countries or that the Company's SportXction(TM) System software may be required to be approved for use in such foreign countries prior to its use or operation by GIG. Although the Company is not currently aware of any such requirements, the Company has only done a limited inquiry with respect thereto. If the Company is required to be licensed or its SportXction(TM) System software is required to be approved in any foreign countries, there is no assurance that such licensing or approval could be obtained, although the Company is not aware of any reason why it could not be so licensed or its SportXction(TM) System software would not be approved.

         Competition

         The Company is not aware of any form of wagering that is currently being conducted that is similar to the play-by-play wagering intended to be offered by GIG with the Company's proprietary technology. No assurance can be given that such a system does not exist or is not under development. Sports wagering both within the United States and in foreign countries, however, competes with other forms of gambling available to the general public, including, but not limited to, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, state-sponsored lotteries, on-and-off track betting on horses and dogs, jai alai, off-shore cruise ships, riverboats, Native American gaming operations and wagering via the Internet.

         There are currently a large number of operators of wagering sites available on the Internet that accept traditional wagers on sporting events. They all operate from locations outside of the United States, as this type of wagering is illegal in the United States. Well-financed, long established bookmaking firms operate some of these Internet sites. Many, if not most of these, will have substantially more experience than GIG in the wagering business. While, to the best of the Company's knowledge, none of these sites offer products which compete with the SportXction(TM) System, and the Company has broad patent protection for its product in most countries in which it is anticipated that GIG will operate, it cannot be assured that such competition might not arise, or that the Company's patents will provide sufficient protection against such competition. To the extent that such competition arose, the market for the SportXction(TM) System might be diluted.

         Personnel

         The Company currently has ten full-time employees, consisting of the Chairman of the Board, President, Vice President-Software Development, four software engineers and programmers, an accountant, and two support services personnel. The Company considers its relations with its employees to be good.

         The Company also utilizes outside consultants on specific assignments or projects. The Company may seek to hire additional programmers, technicians and administrative personnel.

         Research and Development

         During the fiscal years ended September 30, 2000 and 1999, the Company spent approximately $1,020,000 and $1,017,000, respectively, on research and development activities. These expenses included primarily, programmers' salaries and benefits, consultants' fees, patent fees, the depreciation expense associated with computer equipment used in the development of the System, and the costs of several trials of the System in Nevada required for approval of its use in individual gaming establishments, for wide area operation and wagering from remote, non-casino, locations. During the fiscal year ended September 30, 2000, substantially all of the Company's research and development expense reflect direct costs of revenue associated with the GIG Agreement. The Company intends to continue to expend significant sums on such activities.

         Important Factors Regarding Forward Looking Statements and Other Risks

         Certain statements in this Report under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the ability of the Company to fulfill all requirements of the Agreement described herein; the ability of GIG to market its products, including the

SportXction(TM) System and GIG's other products; statements regarding potential market size; the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products; the ability of the Company and/or GIG to attract adequate numbers of players to the SportXction(TM) System for sports wagering and sports contests; the ability of the Company to raise additional financing if required; the likelihood that the Company will be profitable and/or cash flow positive in the future; the length of time the Company's cash resources will last and meeting its cash requirements; the ability of GIG to continue to pay the fees required to be paid to the Company under the Agreement; whether legal or regulatory requirements will inhibit marketing of the products as intended by GIG; and whether the Company's securities will continue to be listed on NASDAQ. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Single Product; Ability of GIG to Market the SportXction(TM) System; Uncertain Market Acceptance. The Company's success will depend primarily on the success of a single product, the SportXction(TM) System, and the ability of GIG to market the SportXction(TM) System and develop a significant number of players with interest in wagering or playing contests utilizing the SportXction(TM) System. Previously, the Company pursued an aggressive marketing and advertising campaign to introduce the SportXction(TM) System to the gaming public in Nevada. Nonetheless, the total number of players who used the SportXction(TM) System in Nevada was limited, and the total amount wagered through the SportXction(TM) System in Nevada was modest, as a result of which the Company ceased its Nevada operations. To achieve commercial success, the SportXction(TM) System, when operated by GIG, must be accepted by a significant number of gaming patrons. There can be no assurance that the SportXction(TM) System will be accepted by its intended market. If the SportXction(TM) System does not achieve sufficient market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

         Modifications to Software. Pursuant to the terms of the Agreement with GIG, the Company is required to modify its proprietary software in order for it to meet certain new technical parameters and perform certain new functions. Although the Company is currently ahead of the schedule required of it to meet the first milestone necessary under the Agreement, there is no assurance that such a schedule can be maintained or that all deliverables required under the Agreement can be produced or if they can be produced, whether they will be produced in a timely fashion.

         Marketing of Product. GIG is a newly established entity with very limited experience in wagering operations. GIG has never attempted to market a product containing the Company's proprietary, patented technology. If GIG is unable to market the SportXction(TM) System, or if it is unable to encourage a sufficient number of players to wager through the SportXction(TM) System, GIG may be unable to pay the Company the minimum fees required under the Agreement. Failure of GIG to continue to make payments under the Agreement would have a material adverse effect on the Company's operations.

         History of Losses. Until entering into the Agreement with GIG, the Company was in the development stage and generated limited revenues from the SportXction(TM) System. As of September 30, 2000, the Company had cumulative net losses since inception of approximately $9.34 million. Although the Company's results of operations during the second half of the fiscal year ended September 30, 2000 have been profitable and the Company has been cash flow positive during that period, there can be no assurance that the Company will continue to achieve such results. The likelihood of the Company's success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, many of which may be beyond the Company's control. These include, but are not limited to, the ability of GIG to operate its anticipated business; the ability of GIG to attract a sufficient number of players desirous of utilizing the SportXction(TM) System; unanticipated problems relating to further software enhancement and development; acceptance of the SportXction(TM) System by the wagering public; testing; gaming regulations (both those in the United States and in foreign countries) and taxes; the competitive and regulatory environment in which the Company and/or GIG plan to operate; marketing problems; and additional costs and expenses that may exceed current estimates.

         Cash Requirements; Need for Additional Financing. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements through at least the next 18 months based upon the Company's current business plan (see "Management's Discussion and Analysis") and longer, subject to continuation of the minimum payments under the Agreement being made to the Company by GIG. The Company's cash requirements may vary materially from those now planned due to a number of factors, including the failure of GIG to continue to make the payments required under the Agreement, the response of competitors to the SportXction(TM) System and the ability of the Company and its management to satisfy applicable licensing requirements. The Company may need to raise additional capital to fund its future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to limit its operations significantly.

         Governmental Regulation. Sports wagering is highly regulated in the United States and worldwide. The inability of GIG and/or the Company to obtain any gaming licenses or other approvals that may be required could have a material adverse impact on GIG and the Company (see "Business - Governmental Regulation").

         Competition. The Company's SportXction(TM) System and the business intended to be operated by GIG compete with other forms of gambling, including, but not limited to, sports wagering as currently conducted world-wide, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, government-sponsored lotteries, on-and off- track betting on horses and dogs, jai alai, offshore cruise ships, riverboats, illegal wagering of all types including that conducted over the Internet, and Native American gaming operations. The gaming industry is also subject to shifting consumer preferences and perceptions. A shift in consumer acceptance or interest in gaming could adversely affect GIG and thereby adversely affect the Company. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company's business or GIG's business or that the Company will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner.

         Uncertainties Regarding Intellectual Property. The Company regards the SportXction(TM) System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company has two United States patents for its proprietary wagering methods and its related computer processing system. Corresponding applications have been or will be filed in certain foreign countries some of which have been issued and some of which are pending. No assurance can be given that any of the Company's pending foreign patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect its technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company's business, financial condition and results of operations. It is the Company's policy that all employees and consultants involved in research and development activities sign non-disclosure agreements; however, this may not afford the Company sufficient protection for its know-how and its proprietary information and products. Other parties may independently develop similar or more advanced technologies or design around aspects of the Company's technology which may be patented or duplicate the Company's trade secrets.

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

         Dependence on Key Personnel. The Company is dependent upon the continued efforts and abilities of its executive officers and other key personnel such as Barry Mindes, the Company's founder and Chairman of the Board, and Bernard Albanese, a director of the Company and the Company's President and Treasurer. The loss or unavailability of Messrs. Mindes or Albanese for any significant period could have a material adverse effect on the Company's business, financial condition and results of operations. Messrs. Mindes and Albanese have entered into employment agreements with the Company which terminate on December 31, 2002 and June 30, 2003, respectively. No assurance can be given that those agreements will be extended or renewed by the Company or the employees upon expiration of their term and if not extended or renewed, whether individuals with similar backgrounds and experience could be hired to replace them. The Company does not maintain and does not intend to obtain key person life insurance on the life of either Messrs. Mindes or Albanese. The Company's operations will also depend to a great extent on the Company's ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company's operating results and financial condition.

         Possible Objections by Leagues and Broadcasters. The in-casino SportXction(TM) System had been operated in conjunction with live broadcasts of sporting events shown in casinos or other gaming establishments. The broadcast of sporting events by television stations is typically covered by agreements with players' leagues such as the National Football League or the National Basketball Association. In addition, display by casinos or other operators within their sports betting parlors of sporting events is typically subject to agreement with broadcasters of sporting events. Players' leagues could attempt to enjoin use of the SportXction(TM) System in conjunction with broadcasts of such sporting events and sue the Company for damages, whether or not such claims have merit. In the event either leagues or sporting event broadcasters object to wagering on sporting events in general, or use of the SportXction(TM) System in particular, and in the event that the Company could not eliminate such objections by modification of the SportXction(TM) System or otherwise, the Company's financial condition and results of operations could be materially and adversely affected.

         Control by Management. As of December 15, 2000, Barry Mindes, Mindes Family Limited Partnership, of which an entity controlled by Mr. Mindes is general partner, Bernard Albanese and the Marie Albanese Trust, a trust for the benefit of Mr. Albanese's wife, together beneficially own approximately 38.5% of the outstanding shares of Common Stock (excluding any stock options held by Mr. Albanese which could, in the future, be exercised). As a result of such ownership, such stockholders are likely to have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

         Possible Volatility of Market Price of Common Stock and Warrants. The market price of securities of many emerging companies has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company's operating results, announcements by the Company or its competitors concerning technological innovations, new products or systems may have a significant impact on the market price of the Company's securities.

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

         In order to meet this requirement, the Company sold on April 10, 2000, to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) thereof, 333,333 shares of the Company's Common Stock, for a total of $500,000, or $1.50 per share, which was approximately $0.50/share below the last sales price on the date that this transaction was negotiated. The Company also agreed to promptly file a registration statement with the SEC in order to register all their shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000. The Company believes that it was in the best interests of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources were necessary for the Company to attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ. Prior to the sale of Common Stock mentioned above, the Company, in January 2000, sold to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) thereof, 800,000 shares of the Company's Common Stock for a total of $1 million, or $1.25 per share, which was approximately $.50/share below the last sales price on the day the transaction was negotiated. These shares were included in the registration statement mentioned above.

         The effects of delisting include the limited release of the market prices of the Company's securities and limited news coverage of the Company. Delisting may restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. On March 10, 1998, the Company received notice from NASDAQ indicating that because the Company's shares of Common Stock failed to maintain a closing bid price of $1.00 or more for a period of 30 days, it would be subject to delisting. The Company was given a period of 90 days in which to regain compliance with the minimum bid price requirement. Prior to the end of such 90-day period, the Company's shares of Common Stock met the minimum bid price requirement and, therefore, its shares of Common Stock were not delisted. If in the future the Company's shares of Common Stock failed to meet the minimum bid price requirement, it might have to consider a reverse stock split or any other means permissible to attempt to meet the minimum bid price requirement, or its shares could be delisted. In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock or Warrants were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, the Common Stock or Warrants could be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction. If the Company's securities were also deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. The SEC's regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such requirements could severely limit the liquidity of the Company's securities.

         Federal and State Registration Requirements; Possible Inability to Exercise Warrants; Possible Redemption of Warrants. Holders of Warrants will have the right to exercise them only if there is a current registration statement in effect with the SEC and such shares are qualified with or approved for sale by various state securities agencies, or if in the opinion of counsel for the Company, there is an effective exemption from registration. There can be no assurance that the Company will be able to keep a registration statement covering the shares underlying the Warrants current. If a registration statement covering such shares of Common Stock is not kept current for any reason, or if the shares underlying the Warrants are not registered in the state in which a holder resides, the Warrants will not be exercisable and may be deprived of any value. The Warrants are redeemable by the Company at a price of $.05 per Warrant if the trading price of the Common Stock is at least $12.00 (200% of the initial Unit offering price) for a period of 15 consecutive trading days ending within 15 days of the date upon which the Warrants are called for redemption. If the Company elects to redeem the Warrants, such redemption could force the holders to exercise the Warrants and pay the exercise price at a time when the holders might not otherwise wish to do so or at a time when the holders might not be financially able to do so; to sell the Warrants at their then current market price when they might otherwise wish to hold the Warrants; or to accept the redemption price of $.05 per Warrant which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. The Warrants expire on December 11, 2001.

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

         Item 2.     Description of Property

         The Company currently leases approximately 2,500 square feet of space in West Paterson, New Jersey under a five year lease which expires on June 30, 2005. Lease payments for this facility, at which all development and administrative functions are currently conducted, during the fiscal year ended September 30, 2000, were approximately $10,000. For the fiscal year ending September 30, 2001 lease payments for this facility are expected to be approximately $36,300. Previously, the Company had entered into a five year lease which expired on June 30, 2000 for 2,350 square feet of space in Little Falls, New Jersey. Lease payments for this facility, during the fiscal year ended September 30, 2000, were approximately $22,600. The Company also entered into a three year lease which expired on June 30, 2000 for approximately 2,000 square feet of space in Las Vegas, Nevada. This facility was used as the Hub for operating the System in Nevada and for sales, training, maintenance, repairs and storage of equipment. Lease payments for this facility during the fiscal year ended September 30, 2000 were approximately $28,584. The Company also leases off-site facilities in Nevada for the storage of equipment.

         In May 1997, the Company purchased a condominium unit in Las Vegas, Nevada for use by its employees while traveling to Nevada on the business of the Company. This property was sold in July 2000 at a modest profit.

         Item 3.     Legal Proceedings

         None.

         Item 4.     Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

                                     PART II

         Item 5.     Market for Common Equity and Related Shareholder Matters

         Market Information

         From December 11, 1996, the effective date of the Company's Registration Statement on Form SB-2, until April 4, 1997, Units consisting of one share of the Company's Common Stock, par value $.001 per share, and one redeemable Warrant to purchase one share of Common Stock at an exercise price of $7.20 per share were traded on the NASDAQ Small Cap Market ("NASDAQ"). Commencing on April 7, 1997, Units were no longer traded and the Company's Common Stock and Warrants began to trade separately.

         The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low bid prices for shares of the Company's Common Stock. The quotations reflect inter-dealer price without retail mark-up, mark-down or commission and may not represent actual transactions.

    Quarter                                        High               Low
    -------                                        ----               ---
    October 1, 1998 to December 31, 1998           3 1/8              3/4
    January 1, 1999 to March 31, 1999              2 1/8              7/8
    April 1, 1999 to June 30, 1999                 2 13/32            5/8
    July 1, 1999 to September 30, 1999             1 7/32             25/32
    October 1, 1999 to December 31, 1999           2 27/32            21/32
    January 1, 2000 to March 31, 2000              5 3/4              1 9/32
    April 1, 2000 to June 30, 2000                 2 5/16             7/8
    July 1, 2000 to September 30, 2000             1 1/2              15/16

         The closing bid and asked prices on December 15, 2000 were $0.9375 and $1.00, respectively.

         Current Holders of Common Stock

         Based upon information supplied to the Company by its transfer agent, there were approximately 50 stockholders of record of the Common Stock on December 15, 2000. The Company believes there are in excess of 2,000 beneficial owners of its Common Stock whose shares are held in "Street Name."

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

         Recent Sales of Unregistered Securities

         On October 28, 1996, the Company issued 6 1/2 units in a bridge financing (the "Bridge Units"), each Bridge Unit consisting of (i) a 10% Senior Promissory Note (the "Bridge Notes") in the principal amount of $100,000 and
(ii) warrants to purchase 30,000 shares of the Company's Common Stock (the "Bridge Warrants"), at an initial exercise price equal to the lesser of $3.60 or 60% of the initial Unit offering price in the Company's subsequent IPO. Barington Capital Group, L.P. ("Barrington") acted as placement agent for the offering of Bridge Units which were made to a limited number of accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof. The aggregate offering price was $650,000, of which net proceeds received by the Company amounted to approximately $550,000. An aggregate of 195,000 Bridge Warrants were issued in the bridge financing. The Bridge Warrants currently entitle the holders thereof to purchase, in the aggregate, up to 207,079 shares of Common Stock at an exercise price of $3.39 per share, subject to adjustment. The Bridge Warrants may be exercised at any time after issuance and expire on October 28, 2001. The shares underlying the Bridge Warrants were registered concurrently with the IPO. The holders of the Bridge Warrants were entitled to certain "piggyback" and demand registration rights.

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

         On April 10, 2000, the Company sold to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) thereof, 333,333 shares of the Company's Common Stock, for a total of $500,000, or $1.50 per share, which was approximately $0.50/share below the last sales price on the date that this transaction was negotiated. The Company also agreed to promptly file a Registration Statement with the SEC in order to register all their shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000. The Company believes that it was in the best interests of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources were necessary for the Company to attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ.

         In connection with the execution of the Agreement with GIG, the Company issued to GIG a warrant to purchase 426,087 shares of the Company's Common Stock at an exercise price of $4.38 per share (the "GIG Warrant"). The GIG Warrant becomes exercisable on September 18, 2001 (18 months after issuance) and expires on March 16, 2005. The GIG Warrant is non-transferable other than to affiliates of GIG.

         Item 6. Management's Discussion and Analysis

         Financial Results

         For the year ended September 30, 2000, the Company had a net loss of $844,175 or $0.10 loss per share on a basic and fully diluted basis using 8,613,863 weighted average common shares outstanding, compared with a net loss of $2,393,239 or $ 0.31 loss per share on a basic and fully diluted basis using 7,831,824 weighted average common shares outstanding, for the year ended September 30, 1999. Net revenues of $1,580,726 were reported for the year ended September 30, 2000, compared with net revenues of $10,990 reported for the prior year. This large increase in net revenues is attributable to the recognition of license fees of $1,625,000 under the Company's agreements with Global Interactive Gaming LLC (formerly known as Global Interactive Gaming, Inc.) and Global Interactive Gaming AG (collectively "GIG"), signed on March 17, 2000 (the "Agreement"), reduced by $55,900 deferred expense amortization resulting from warrants granted in connection with the GIG Agreements (see "Recent Developments"). (The Agreement between the Company and GIG, AG was subsequently assigned to an affiliated entity, Global Interactive Gaming Limited, a United Kingdom company.) A small portion of the Company's revenues for the year ended September 30, 2000, as well as all of the revenue for the prior year, represent the net win (i.e. total amount wagered less total amount paid out) of the System. The net win is affected by the success (or lack thereof) of the players in making sports wagering bets.

         The Company's net loss decreased by $1,549,064 for the year ended September 30, 2000. This resulted primarily from: net revenues, which increased by $1,569,736 to $1,580,726 due to the GIG Agreement; a one time gain on the sale of the Company's condominium in Nevada of $19,043; depreciation expenses, which decreased by $131,379 from the prior year to $254,804; licensing expenses which decreased by $46,823 to $4,268 due to a refund of investigatory expenses associated with Nevada gaming license applications; and a decrease in general liability insurance premiums by $26,259 to $91,626 attributable primarily to reductions in directors and officers liability insurance premiums. These expense reductions were offset by: an increase in professional fees of $169,798 to $466,947, primarily reflecting expenses associated with the GIG Agreement, two private placements, and other agreements and regulatory filings; salary expenses, which increased by $45,840 to $1,127,111, attributable to salary increases; and marketing expenses, which increased by $45,300 to $215,749, primarily reflecting commissions associated with the GIG Agreement.

         The Company incurred approximately $1,020,000 in research and development costs for the year ended September 30, 2000, compared with approximately $1,017,000 for the prior year.

         As a result of the revenue generated by the Company's Agreement with GIG, and the savings generated by closing the Las Vegas office (see "Recent Developments"), management expects to continue to generate positive earnings for the foreseeable future, absent changes in the Company's core business or the GIG Agreement.

         As of September 30, 2000, the Company had liquid resources totaling $2,854,602. These include cash and cash equivalents in the amount of $140,724, and short term investments in the amount of $2,713,878. Investments are limited to investment grade marketable securities with maturities of less than 18 months. In January 2000, the Company raised an additional $1,000,000 as a result of the sale of 800,000 shares of its Common Stock in a private transaction to accredited investors, not registered under the Securities Act of 1933, as amended (the "Act"). In April 2000, the Company raised an additional $500,000 as a result of the sale of 333,333 shares of its Common Stock, in a private transaction to other accredited investors, not registered under the Act.

         The Company believes that existing resources will be sufficient to satisfy its contemplated cash requirements for at least the next 18 months and longer subject to continuation of the payment by GIG of the minimum payments under the Agreement. Capital expenditures are expected to be limited to the purchase of additional computer equipment in connection with its research and development activities. Existing resources will fund these requirements.

         Recent Developments

         On March 17, 2000, the Company signed Agreements with GIG, whose majority shareholders are Prisma iVentures Ltd., a UK company and subsidiary of The Kirch Group, a German media conglomerate, and Multisport Games Development, Inc, a Delaware corporation. Pursuant to the Agreements, the Company granted to GIG exclusive licenses to market, distribute and use the Company's interactive SportXction(TM) System software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including on contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of SportXction(TM) System software in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions such as, stock, bond, option and currency trading.

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of GIG's equipment, facilities or other operating expenses of GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year is $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of September 30, 2000, the Company has received $2,000,000 in connection with the Agreements, and $4,500,000 was being kept in the escrow account.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) System software to enhance its use on the Internet. These modifications are scheduled to be delivered over a 30-month period. The first phase of the project, which will allow deployment of the system in the first market area to be targeted, has a 10-month implementation schedule. The Company will earn a bonus for early completion of this phase. Enhancements for other interactive media such as set-top boxes for use with interactive TV or wireless use with hand held devices such as mobile telephones are anticipated.

         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the GIG Warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and shall be offset against the revenue. The GIG Warrant is fully vested and is exercisable commencing September 17, 2001, is non-transferable other than to affiliates of GIG and remains exercisable until March 17, 2005, subject to the terms of the Warrant Agreement. Expense related to the GIG Warrant for the year ended September 30, 2000 was $55,900, which has been netted against $1,625,000 of revenue generated from the Agreements.

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

         In order to meet the NASDAQ listing requirements, among other things, the Company is required to have $2 million of net tangible assets. It should be noted that in connection with the GIG Agreements, the Company received, on March 17, 2000, a non-refundable initial payment of $1,250,000, which was reflected as a current asset on the Company's balance sheet, of which $125,000 was recognized as revenue for the quarter ended March 31, 2000. Although the Company had assets in excess of the minimum required by NASDAQ for continued listing, those assets were offset by a deferred revenue liability (non-cash) which reduced the Company's net tangible assets below the $2 million threshold required by NASDAQ. In order to meet the net tangible asset requirement, the Company sold on April 10, 2000, to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) thereof, 333,333 shares of the Company's Common Stock, par value $.001 per share, for a total of $500,000, or $1.50 per share, which was approximately $0.50/share below the last sales price on the date that this transaction was negotiated. The Company also agreed to promptly file a Registration Statement with the SEC in order to register all their shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000. The Company believes that it was in the best interests of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources were necessary for the Company to attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ (see "Business-Recent Sales of Unregistered Securities").

         The Company suspended wagering operations at its Las Vegas office as of April 30, 2000. All operations in Las Vegas were discontinued as of June 30, 2000. The Company concluded that although the SportXction(TM) System functioned properly, it would not attract a sufficient number of players or produce sufficient revenues to warrant the Company continuing to operate the System within the Nevada market. Moreover, the signing of the exclusive international licensing Agreements with GIG changed the focus of the Company. In management's judgment, the Nevada wagering operation had become an administrative and technical distraction, and an impediment to dealings with sports leagues in the U.S. concerning use of the SportXction(TM) System for use in contests. Revenues generated by the Nevada operations had been insignificant prior to discontinuing operations in Nevada.

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

         None.

         Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits

             (a)  The following exhibits are filed herewith:

         3.1      Certificate of Incorporation of the Company (1)
         3.1(a) Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company (1)
         3.2      By-Laws of the Company (1)
         10.1(c) Employment Agreement between the Company and Barry Mindes, dated as of March 17, 2000
         10.2(b) Employment Agreement between the Company and Bernard Albanese, dated as of March 17, 2000
         10.3 Form of Proprietary Information, Inventions and Non-Solicitation Agreement (1)
         10.4     Form of Subscription Agreement (1)
         10.5 Rights Agreement among the Company and the investors listed on Schedule A therein, dated as of June 2, 1995 (1)
         10.6 Stock and Warrant Purchase Agreement among the Company and the investors listed on Schedule A therein, dated as of June 2, 1995 (1)

         10.7 Rights Agreement between the Company and Barry Mindes, dated as of June 20, 1996 (1)
         10.8 Form of Stockholders Agreement among the Company, Barry Mindes and all Stockholders of the Company (other than stockholders who are party to the Rights Agreement referred to in 10.6 above) (1)
         10.10 Form of Indemnification Agreement entered into between the Company and its directors and executive officers (1)
         10.11    1995 Stock Option Plan, as amended January 7, 1999
         10.12    1996 Stock Option Plan, as amended January 26, 2000
         10.13    Form of Incentive Stock Option Agreement (2)
         10.14    Form of Non-Qualified Stock Option Agreement (2)
         10.15 License Agreement dated as of March 17, 2000 by and among the Company and Global Interactive Gaming Limited (formerly Global Interactive Gaming AG) (3)
         10.16 License Agreement dated as of March 17, 2000 by and among the Company and Global Interactive Gaming LLC (formerly Global Interactive Gaming Inc.) (3)
         10.17 Purchase and Sale Agreement dated as of April 10, 2000 by and among the Company and certain accredited investors (4)
         10.18 Purchase and Sale Agreement dated as of January 12, 2000 by and among the Company and certain accredited investors
         10.19    Non-Transferable Warrant issued March 17, 2000
         23.1     Consent of KPMG LLP
         24.1     Power of Attorney (Included on signature page hereto)
         27.1     Financial Data Schedule
             (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

---------
         (1) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Registration Statement on Form SB-2 (Reg. No. 333-15005) which was declared effective by the Securities and Exchange Commission on December 11, 1996.

         (2) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Registration Statement on Form S-8 (Reg. No. 333-41847) which was declared effective by the Securities and Exchange Commission on December 10, 1997.

         (3) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Current Report on Form 8-K dated March 23, 2000.

         (4) Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K dated April 11, 2000.

                                    PART III

         The information required by Part III is hereby incorporated by reference from the Company's definitive proxy statement involving the election of directors to be filed on or prior to January 29, 2001. If the definitive proxy statement is not filed on or prior to January 29, 2001, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 29, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL SPORTS WAGERING INC.


                                       By: /s/ Barry Mindes
                                           ---------------------------------
                                           Barry Mindes, Chairman of the Board


                                       (Principal Executive Officer)


                                       December 22, 2000

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

               Signature                                       Title                                   Date


                                         Chairman of the Board and Director (Principal       December 22, 2000
           /s/ Barry Mindes              Executive Officer)
----------------------------------------
             Barry Mindes

                                         President, Treasurer and Director  (Principal       December 22, 2000
         /s/ Bernard Albanese            Financial and Accounting Officer)
----------------------------------------
           Bernard Albanese

        /s/ Fredric Kupersmith           Director                                            December 22, 2000
----------------------------------------
          Fredric Kupersmith

          /s/ Janet Mandelker            Director                                            December 22, 2000
----------------------------------------
            Janet Mandelker

          /s/ Harold Rapaport            Director                                            December 22, 2000
----------------------------------------
            Harold Rapaport

                       International Sports Wagering Inc.


                          Index to Financial Statements

                                                                       Page
                                                                       ----

     Independent Auditors' Report                                      F-2

     Balance Sheets as of September 30, 2000 and 1999                  F-3

     Statements of Operations for the years ended
     September 30, 2000 and 1999                                       F-4

     Statements of Stockholders' Equity for the years ended
     September 30, 2000 and 1999                                       F-5

     Statements of Cash Flows for the years ended
     September 30, 2000 and 1999                                       F-6

     Notes to Financial Statements                                     F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
International Sports Wagering Inc.:

     We have audited the accompanying balance sheets of International Sports Wagering Inc. as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Sports Wagering Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                      /s/ KPMG LLP

New York, New York
November 17, 2000

                       International Sports Wagering Inc.

                                 Balance Sheets
                           September 30, 2000 and 1999


                                     ASSETS

                                                   2000        1999
                                                   ----        ----
      Current assets:
      Cash and cash equivalents               $   140,724     121,505
      Accounts receivable                           2,217      12,081
      Investments in marketable securities 2,713,878 1,435,525 Prepaid expenses and other current
       assets                                      66,537      35,340
                                              -----------   ---------

          Total current assets                  2,923,356   1,604,451

    Property and equipment, net                    78,535     430,910
    Other assets                                   15,262       5,131
                                              -----------   ---------

          Total assets                        $ 3,017,153   2,040,492
                                              ===========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Deposits payable                        $       --       20,176
      Accounts payable                             16,291      99,156
      Deferred revenues                           375,000         --
      Accrued expenses                             68,558     121,858
                                              -----------   ---------

          Total current liabilities               459,849     241,190
                                              -----------   ---------

    Stockholders' Equity:
      Preferred stock, par value $.001 per
        share; 2,000,000 shares authorized,
        none issued or outstanding                    --          --
      Common stock, par value $.001 per
        share; 20,000,000 shares authorized;
        9,030,992 and 7,852,993 shares issued
        and outstanding at September 30,
        2000 and 1999, respectively                9,031        7,853
      Additional paid-in capital              13,283,309   10,288,210
      Deferred expense, net                   (1,394,100)         --
      Accumulated deficit                     (9,340,936)  (8,496,761)
                                              ----------   ----------


          Total stockholders' equity           2,557,304    1,799,302
                                              ----------   ----------

    Commitments and contingencies

          Total liabilities and
            stockholders' equity             $ 3,017,153    2,040,492
                                             ===========   ==========






See accompanying notes to financial statements.

                       International Sports Wagering Inc.

                            Statements of Operations
                     Years ended September 30, 2000 and 1999


                                        Year ended          Year ended
                                       September 30,       September 30,
                                           2000                1999
                                       -------------       -------------
Revenues, net                           $ 1,580,726        $   10,990
                                        -----------        ----------

Costs and expenses:
 Cost of revenues, research
  and development expense                 1,020,051         1,017,471
 General and administrative expense       1,557,969         1,512,471
                                        -----------        ----------
                                          2,578,020         2,529,942
                                        -----------        ----------

   Operating loss                          (997,294)       (2,518,952)
                                        -----------        ----------

Interest income                             134,076           125,713
Gain on sale of assets                       19,043               --
                                        -----------        ----------
                                            153,119           125,713

   Net loss                             $  (844,175)       (2,393,239)
                                        ===========        ==========

Net loss per share                      $     (0.10)            (0.31)
                                        ===========        ==========

Weighted average common shares
 and equivalents outstanding-
 basic and diluted                        8,613,863         7,831,824
                                        ===========        ==========




















See accompanying notes to financial statements.

                       International Sports Wagering Inc.

                       Statement of Stockholders' Equity
                    Years ended September 30, 2000 and 1999





                                              Additional
                                Common Stock    Paid-In     Deferred     Accumulated
                              Shares   Amount   Capital   Expense, Net     Deficit       Total
                              ---------------   -------   ------------   ------------  ---------
Balance, September 30,1998   7,819,660  7,820  10,264,243          --     (6,103,522)  4,168,541
Issuance of common
 stock through
 exercise of options            33,333     33      23,967          --             --      24,000
Net loss                           --      --          --          --     (2,393,239) (2,393,239)
                             --------- ------ -----------  -----------   ------------ ----------

Balance, September 30,1999   7,852,993  7,853 $10,288,210          --    $(8,496,761) $1,799,302
                             --------- ------ -----------  -----------   ------------ ----------

Issuance of common stock
 through private placements  1,133,333  1,133   1,498,867          --             --   1,500,000
Issuance of common stock
 through exercise of options    44,666     45      46,232          --             --      46,277
Net loss                            --     --          --          --       (844,175)   (844,175)
Deferred expense associated
 with GIG warrants                  --     --   1,450,000  (1,450,000)            --          --
Amortization of warrant
 charges                            --     --          --      55,900             --      55,900
                             --------- ------ -----------  -----------   ------------ ----------
Balance, September 30,2000   9,030,992 $9,031 $13,283,309 $(1,394,100)   $(9,340,936) $2,557,304
                             ========= ====== =========== ===========    ===========  ==========



















See accompanying notes to financial statements.

                       International Sports Wagering Inc.

                            Statements of Cash Flows
                     Years ended September 30, 2000 and 1999



                                                   Year ended         Year ended
                                                  September 30,      September 30,
                                                       2000               1999
                                                  -------------      -------------
Cash flows from operating activities:
 Net loss                                       $     (844,175)     $  (2,393,239)
 Adjustments to reconcile net loss to net
 cash (used in) operating activities:
  Depreciation and amortization                        256,112            386,969
  Gain on sale of assets                               (19,043)               --
  Non-cash warrant charge                               55,900                --
 Changes in assets and liabilities:
  Accounts receivable                                    9,864             (8,680)
  Prepaid expenses and other current assets            (31,197)            70,146
  Other assets                                         (10,131)             7,507
  Deposits payable                                     (20,176)             9,686
  Accounts payable                                     (82,865)             4,527
  Deferred revenue                                     375,000                 --
  Accrued expenses                                     (53,300)           (34,052)
                                                --------------      -------------
     Net cash used in operating activities            (364,011)        (1,957,136)
                                                --------------      -------------
Cash flows from investing activities:
 Purchase of investments                            (6,929,818)        (3,684,665)
 Proceeds from sales of investments                  5,651,465          5,524,103
 Purchase of property and equipment                    (22,888)           (17,024)
 Proceeds from sale of property and equipment          138,194                --
 Proceeds from repayments of notes receivable               --             33,620
                                                --------------      -------------
    Net cash (used in) provided by investing
    activities                                      (1,163,047)         1,856,034
                                                --------------      -------------
Cash flows from financing activities:
 Proceeds from issuance of common stock              1,546,277             24,000
                                                --------------      -------------
    Net cash provided by  financing activities       1,546,277             24,000
                                                --------------      -------------
 Net increase (decrease) in cash
  and cash equivalents                                  19,219            (77,102)
 Cash and cash equivalents, beginning of year          121,505            198,607
                                                --------------      -------------
 Cash and cash equivalents, end of year            $   140,724        $   121,505
                                                ==============      =============

See accompanying notes to financial statements.

                       International Sports Wagering Inc.

                          Notes to Financial Statements
                           September 30, 2000 and 1999

(1)      Description of Business

     International Sports Wagering Inc. (the Company) was incorporated in the State of Delaware on May 22, 1995 to develop and market an interactive, client/server based computer system for purposes of wagering on sporting events. The Company is the successor by merger to Systems Enterprises, Inc. (SEI), an S-corporation incorporated in the State of New Jersey on December 17, 1992, 100% owned by the Company's founding shareholder, which had nominal operating activities during its existence.

         The Company received a gaming licence as an operator of an inter-casino linked system in April of 1998 from the Nevada Gaming Commission, which permitted the Company to operate its system, in conjunction with several gaming establishments, in the State of Nevada. The Company's system was operational in Nevada during the entire fiscal year ended September 30, 1999, and for the period October 1, 1999 through April 30, 2000. However, during this period, there were no significant operating revenues generated from the Nevada operations.

         In the early part of 2000, the fundamental character of the Company changed by two events: the signing of License Agreements on March 17, 2000 (the Agreements) with Global Interactive Gaming Inc. and Global Interactive AG (collectively GIG), and the discontinuation of operations in Nevada. These events effectively transformed the Company from an operator of a Nevada gaming system into a world-wide licensor of interactive gaming software.

         Prior to this point the Company was considered a development stage company, since it had not commenced generating significant revenue from its planned primary business activities. Coincident with the signing of the Agreements, the Company ceased to be a development stage company.

         Pursuant to the Agreements, the Company granted GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of SportXction(TM) in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading for example).

         Under these Agreements, the Company will be paid 25% of the gross profit, less direst expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses of GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year is $3 million, increasing to $5 million in the second year, $6 million in the third year, and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of September 30, 2000, the Company has received $2,000,000 in connection with the Agreements, and $4,500,000 is being kept in the escrow account.

                       International Sports Wagering Inc.

                           September 30, 2000 and 1999

(1)      Description of Business (Continued)

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) system to enhance its use on the Internet and other interactive media as an international application. These enhancements are scheduled to be delivered over a 30 month schedule. The first phase of the project, which will allow deployment of the system in the first market area to be targeted, has a 10-month implementation schedule. The Company is entitled to earn a bonus for early completion of this phase.

         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 426,087 shares of the Company's common stock, at an exercise price of $4.38 per share. The value of the warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and shall be offset against the revenue recorded from these Agreements. The fully vested warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. The $1,450,000 has been accounted for as an increase in additional paid-in capital with a corresponding offset amount recorded as deferred expense within stockholders' equity. Amortization expense related to the warrant for the fiscal year ended September 30, 2000 was $55,900, which has been netted against $1,625,000 of revenue generated from the Agreements, during the fiscal year ended September 30, 2000.

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

         Investments:

         Investments at September 30, 2000 and 1999 consist of debt securities issued by the Federal government and corporate entities. The Company accounts for these investments pursuant to Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

                       International Sports Wagering Inc.

                           September 30, 2000 and 1999

(2)      Summary of Significant Accounting Policies (Continued)

         Under SFAS 115, debt securities are classified as either held to maturity, trading or available-for-sale. Securities that an enterprise has the positive intent and ability to hold to maturity are classified as held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. All securities not classified as either held to maturity or trading are classified as available-for-sale. Held to maturity securities are reported at amortized cost, while trading and available-for-sale securities are recorded at fair value pursuant to SFAS 115. Any unrealized holding gains and losses on available-for-sale securities are recorded as a component of other comprehensive income within stockholders' equity. For trading securities, unrealized holding gains and losses are included in earnings. All of the Company's debt securities are classified as available-for-sale.

         The current investments include those debt securities which are scheduled to mature within twelve months of the balance sheet date, and include investments with maturities ranging from October 2000 to December 2000.

         Revenue Recognition:

         The Company recognizes revenue under its license agreements with GIG on a straight line basis and bills GIG at predetermined dates as stipulated in the Agreements. Accordingly, collections received in advance of recognizing revenue are recorded as deferred revenues on the balance sheet.

         For the GIG Agreements, revenues are recognized for the guaranteed minimum annual license fee on a straight line basis which approximates the ratio that total costs incurred to date for the required modifications bear to the total estimated costs of the modifications. Provisions for losses on contracts are made in the period in which they are determined.

         Costs of revenue, research and development:

         All research and development, patent application and patent maintenance costs are charged to expense as incurred. During 2000, substantially all of the Company's research and development expense reflect direct costs of revenue associated with the GIG Agreement

         Use of estimates:

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

         Fair value of financial instruments:

         SFAS No.107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments.

                       International Sports Wagering Inc.

                           September 30, 2000 and 1999

(2)      Summary of Significant Accounting Policies (Continued)

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

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         Accounting for Stock Based Compensation:

         The Company accounts for its stock-based compensation in accordance with the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No.123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

         The Company accounts for stock-based compensation issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18. Under SFAS No. 123 and EITF 96-18, the Company measures the fair value of equity awards to non-employees and records such value in its financial statements. The measurement date is the date that the third party's performance is complete (see Note 1).

         Basic and Diluted Net Loss per Common Share:

         Basic and diluted net loss per common share is presented in accordance SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 was effective for financial statements for both interim and annual periods ending after December 15, 1997.

                       International Sports Wagering Inc.

                           September 30, 2000 and 1999

(2)      Summary of Significant Accounting Policies (Continued)

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

         The weighted average shares used in the net loss per share computations for the years ended September 30, 2000 and 1999 were 8,613,863 and 7,831,824, respectively.

         Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were 3,568,149 and 2,922,712 as of September 30, 2000 and 1999, respectively.

         Comprehensive Loss:

         On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the statements of stockholders equity and comprehensive income. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. There were no material differences between the Company's comprehensive loss and its net loss for all periods presented.

(3)      Preferred and Common Stock

         In January 2000, the Company sold to accredited investors in a private transaction 800,000 shares for $1,000,000, or $1.25 per share. In April 2000, the Company sold to accredited investors in a private transaction 333,333 shares for a total of $500,000, or $1.50 per share. These shares were subsequently registered on a registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC) on April 20, 2000 and declared effective on May 5, 2000.

         In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the 1995 Plan). The 1995 Plan provides for the grant of incentive stock options (ISOs) and nonqualified stock options (NQSOs). The total number of shares of common stock with respect to which options may be granted under the 1995 Plan is 649,955. ISOs may be granted to individuals, who, at the time of grant, are employees of the Company. NQSOs may be granted to officers, directors, agents, employees and consultants of the Company, whether or not the individual is an employee of the Company. The 1995 Plan provides that the administrator must establish an exercise price for ISOs that is no less than the fair market value per share of the common stock at the date of grant. The exercise price of NQSOs shall be determined by the Board of Directors. Options granted under the 1995 Plan may not be

                       International Sports Wagering Inc.

                           September 30, 2000 and 1999

(3)      Preferred and Common Stock (Continued)

exercisable for terms in excess of ten years from the date of grant, with vesting periods varying for option grants.

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

                                                          2000        1999
                                                          ----        ----
Net loss - as reported                                $  (844,175) (2,393,239)
Net loss - pro forma                                     (943,912) (2,460,331)

Net loss per share basic and diluted - as reported       $  (0.10)      (0.31)
Net loss per share basic and diluted - pro forma            (0.11)      (0.31)

         The pro forma amounts as noted above may not be representative of the effects on reported income or loss for future years.

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for both periods), risk free interest rate of 6.25% (for both periods), expected volatility of 143% and 88% in 2000 and 1999, respectively, and an expected life of 7 years (for both periods). The weighted average grant date fair value of options granted in 2000 and 1999 was $0.81 and $1.15, respectively.

         Activity related to the 1995 Plan is as follows:

                                                                     Weighted
                                                          Shares   Average Price
                                                          ------   -------------
         Outstanding, September 30, 1998                 466,195      $ 0.70
               Exercised                                    --
            Cancelled                                       --
                                                         -------
         Outstanding, September 30, 1999                 466,195      $ 0.70
                                                         -------
               Granted                                    25,000      $ 0.69
            Exercised                                     (6,000)     $ 0.70
            Cancelled                                       --
                                                         -------
         Outstanding September 30,2000                   485,195      $ 0.70
                                                         -------

         Vested at September 30, 2000                    485,195

         Options available at September 30, 2000          80,805

         In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan is substantially similar to the 1995 Plan, except that there were 825,000 shares of Common Stock authorized and available for issuance pursuant to options which may be granted thereunder. On March 22, 2000, the stockholders approved a Plan Amendment which increased the number of shares of Common Stock authorized and available to 1,175,000. The 1996 Plan is administered by the Stock Option Committee.

                       International Sports Wagering Inc.

                           September 30, 2000 and 1999

(3)      Preferred and Common Stock (Continued)

         Activity related to the 1996 Plan is as follows:

                                                                    Weighted
                                                      Shares      Average Price
                                                      ------      -------------
     Outstanding September 30,1998                    370,000         $0.82
        Granted                                       263,000         $1.40
        Exercised                                     (33,333)        $0.72
        Cancelled                                     (80,667)        $0.83
                                                      -------
     Outstanding September 30,1999                    519,000         $1.12
                                                      -------
        Granted                                       269,000         $0.79
        Exercised                                     (38,666)        $1.09
        Cancelled                                     (81,334)        $0.93
                                                      -------
     Outstanding September 30,2000                    668,000         $1.12
                                                      -------

     Vested at September 30, 2000                     317,000

     Options available at September 30, 2000          435,001

         The following table summarizes information about stock options outstanding at September 30, 2000.

                      Options Outstanding                 Options Exercisable
              -----------------------------------        ----------------------
                            Weighted
                             Average     Weighted                     Weighted
Range of                    Remaining     Average                      Average
Exercise         Number    Contractual   Exercise          Number     Exercise
  Price       Outstanding      Life        Price         Outstanding     Price
--------      -----------  -----------   --------        -----------  --------
0.67  - 0.72     869,195        7           0.70           643,195       0.70
1.063 - 1.59     267,000        9           1.40           150,000       1.44
2.08  - 2.125     17,000        8           2.11             9,000       2.11
               ---------                                   -------
               1,153,195                                   802,195

         At September 30, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.672 - $2.125 and 8 years respectively.

         The designations, rights, and preferences of the preferred stock are to be determined by the Board of Directors at the time of issuance.

(4)      Property and Equipment

         Property and equipment at September 30, 2000 and 1999 consist of the following:

                                          2000           1999
                                          ----           ----
     Furniture and fixtures          $   31,242     $   38,510
     Building and improvements            4,000        136,394
     Computer equipment               1,348,229      1,334,756
                                     ----------     ----------
                                      1,383,471      1,509,660

    Less accumulated depreciation    (1,304,936)    (1,078,750)
                                     ----------     ----------
                                     $   78,535     $  430,910
                                     ==========     ==========

                       International Sports Wagering Inc.

                    Notes To Financial Statements (Continued)
                           September 30, 2000 and 1999

(5)      Accrued Expenses

         Accrued expenses at September 30, 2000 and 1999 consist of the following:

                                       2000               1999
                                       ----               ----
     Professional fees              $ 38,000          $ 30,000
     Payroll and related costs        25,215            87,358
     Bonuses                             --              4,500
     Other                             5,343                --
                                    --------          --------
                                    $ 68,558          $121,858
                                    ========          ========

         Payroll and related costs representing accrued salaries and vacations earned but not yet taken in 2000, and 1999 was approximately $25,215, and $44,635, respectively.

         The Company recognized $332,591 and $150,481 in expenses relating to their attorney who is also a stockholder of the Company in 2000 and 1999, respectively.

(6)      Commitments

         Leases:

         The Company leases office facilities and equipment under operating leases. This lease is due to expire on June 30, 2005. The Company's remaining minimum rental commitment is as follows:

         Year ending September 30,
         -------------------------
            2001                                   $ 36,300
            2002                                   $ 36,300
            2003                                   $ 36,300
            2004                                   $ 36,300
            2005                                   $ 27,225

         Rent expense under operating leases during 2000 and 1999 was $61,215 and $66,349, respectively.

         Employment agreements:

         The Company entered into employment agreements with two of its employees. The agreements, one of which expires in December 2002 and the other of which expires in June 2002, provide for an aggregate minimum compensation of $450,000 in both fiscal years 2001 and 2002, and $312,000 thereafter. Compensation expense recognized under these agreements for the years ended September 30, 2000 and 1999 was $391,731, and $331,116, respectively. The agreements also provide for severance payments upon certain events, as defined.

                       International Sports Wagering Inc.

                           September 30, 2000 and 1999

(7)      Income Taxes

         The income tax benefit for the years ended September 30, 2000 and 1999 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pre-tax loss as a result of the following:

                                                  Years ended
                                                 September 30,
                                                2000      1999
                                                ----      ----
     Computed tax benefit
       at 34%                                $(287,020)  (813,701)
     50% of meals and
       entertainment expense                     1,270      1,673
     Expected state tax
       benefit net of Federal                  (48,960)  (143,206)
     Increase in valuation
       allowance for deferred
       tax assets                               334,710    955,234
                                              ---------   --------
     Income tax expense                       $    --        --
                                              =========   ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are presented below:

     Deferred tax assets:                2000          1999
     Federal and state net
       operating loss carryforward    $3,523,679   $ 3,137,700
     Depreciation and amortization       188,842       211,164
     Employee compensation and
       benefits                           10,071        37,018
                                      ----------   -----------
     Total gross deferred tax
       assets                          3,722,592     3,387,882
     Less valuation allowance         (3,722,592)   (3,387,882)
                                      ----------   -----------
          Net deferred tax assets     $     --      $     --
                                      ==========   ===========

         As of September 30, 2000, the Company had a net operating loss carryforward of approximately $8,822,000 for Federal and state income tax reporting purposes available to offset future taxable income through the year 2020 and future state taxable income through the year 2007. The Company has provided a valuation allowance of $3,772,592 and $3,387,882 at September 30, 2000 and 1999, respectively, against its deferred tax assets.

         Previously it was determined that it is more likely than not that the Company will not realize such assets due to the pre-tax losses since inception. However, based upon the minimum royalty income to be received over the next 14 years, as more fully described in note 1, it appears that the Company may realize the future benefit of these assets. Therefore, subject to the Company meeting the commitments under the licensing agreement and annual limitations in utilizing the Federal net operating losses, the valuation allowance may be reduced or reversed entirely in the future.