Form 10QSB
period 2000-12-31
INTERNATIONAL SPORTS WAGERING INC
filed 2001-02-12
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended December 31, 2000

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from             to
                               -----------    ------------


                         Commission file number 0-21831
                                                -------

                       International Sports Wagering Inc.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                              22-3375134
     -------------------------------               -------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

    2 Andrews Drive, West Paterson, NJ                                07424
-----------------------------------------                           ----------
(Address of principal executive  offices)                           (Zip Code)

Issuer's telephone number, including area code:  (973) 256-8181
                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  X   No
   -----   -----

There were 8,941,392 shares of Common Stock outstanding at January 31, 2001.

Transitional Small Business Disclosure Format (check one):
Yes      No   X
   -----   -----

International Sports Wagering Inc.
December 31, 2000
FORM 10-QSB

Index
-----
                                                                          Page
                                                                          ----

Part I:  Financial Information

Item 1.  Financial Statements:

         Balance Sheets at December 31, 2000 (Unaudited)
         and September 30, 2000                                             2

         Statements of Operations for the Three Months
         Ended December 31, 2000 and 1999 (Unaudited)                       3

         Statement of Changes in Stockholders' Equity for
         the Three Months Ended December 31, 2000 (Unaudited)               4

         Statements of Cash Flows for the Three Months
         Ended December 31, 2000 and 1999
         (Unaudited)                                                        5

         Notes to Financial Statements                                     6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of
         Operation                                                        10-13

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

Part I: Financial Information

Item 1. Financial Statements

                       International Sports Wagering Inc.
                                 Balance Sheets


                                             Dec. 31, 2000       Sept. 30, 2000
                                              (Unaudited)           (Note 1)
                                             ------------        -------------
Current assets:
  Cash and cash equivalents                  $    100,766         $   140,724
  Accounts receivable                                  -                2,217
  Investments in marketable securities          3,072,336           2,713,878
  Prepaid expenses and other current assets        74,794              66,537
                                             ------------        ------------
       Total current assets                     3,247,896           2,923,356

Property and equipment, net                        61,428              78,535
Other assets                                       15,393              15,262
                                             ------------        ------------
       Total assets                          $  3,324,717         $ 3,017,153
                                             ============         ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                 31,688              16,291
  Deferred revenues                               375,000             375,000
  Accrued expenses                                 70,793              68,558
                                             ------------        ------------
      Total current liabilities                   477,481             459,849
                                             ------------        ------------

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized, none
   issued or outstanding                              -                   -
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized,
   9,030,992 issued and 9,003,892
   outstanding, and 9,030,992 shares
   issued and outstanding, respectively             9,031               9,031
  Additional paid-in capital                   13,298,909          13,283,309
  Treasury stock, at cost
   27,100 and 0 shares, respectively              (22,350)                --
  Deferred expense, net                        (1,371,348)         (1,394,100)
  Accumulated deficit                          (9,067,006)         (9,340,936)
                                             ------------        ------------
     Total stockholders' equity                 2,847,236           2,557,304
                                             ------------        ------------
      Total liabilities and
        stockholders' equity                  $ 3,324,717         $ 3,017,153
                                              ===========         ===========


See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                            Statements of Operations
                                   (Unaudited)

                                  Three Months Ended
                                      December 31,
                                   2000          1999
                                ---------     ---------

Revenues, net                   $ 724,200     $   7,271
                                ---------     ---------

Costs and expenses
 Cost of revenues, research
 and development expense          237,326       232,146
 General and
  administrative expense          259,808       556,502
                                ---------     ---------
                                  497,134       788,648
                                ---------     ---------


   Operating income (loss)        227,066      (781,377)
                                ---------     ---------

Interest income                    46,864        34,927
                                ---------     ---------

   Net income   (loss)          $ 273,930     $(746,450)
                                =========     =========

Net income (loss)
 per share- basic               $    0.03     $   (0.10)
                                =========     =========


Weighted average basic
 common shares outstanding      9,030,601     7,853,841
                               ==========     =========

Net income (loss)
 per share- diluted             $    0.03     $   (0.10)
                                =========     =========

Weighted average diluted
 common shares outstanding      9,321,768     7,853,841
                               ==========     =========


See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                  Statement of Changes in Stockholders' Equity
                  For the Three Months Ended December 31, 2000
                                   (Unaudited)


                             Common Stock   Additional   Treasury Stock
                             ------------    Paid-In     --------------     Deferred     Accumulated
                           Shares   Amount   Capital    Shares    Amount     Expense       Deficit       Total
                           ---------------   -------    ----------------    ---------   -------------  ---------
Balance at
 September 30, 2000      9,030,992  $9,031  $13,283,309       --   $    --   $(1,394,100) $(9,340,936)  $2,557,304

Repurchase of
 Treasury Stock                 --      --           --  (27,100)  (22,350)           --           --      (22,350)

Net income for the
 three months ended
 December 31, 2000              --      --           --       --        --            --      273,930      273,930

Warrants issued to
 third party                    --      --       25,200       --        --       (25,200)          --           --

Changes in fair
 value of unvested
 warrants                       --      --       (9,600)      --        --         9,600           --           --

Amortization of
 warrants issued
 to third party                 --      --           --       --        --        12,552           --       12,552

Amortization of GIG
 warrant charges                --      --           --       --        --        25,800           --       25,800
                         ---------  ------  -----------  -------  --------   -----------  -----------   ----------
Balance at
 December 31, 2000       9,030,992  $9,031  $13,298,909  (27,100) $(22,350)  $(1,371,348) $(9,067,006)  $2,847,236
                         =========  ======  ===========  =======  ========   ===========  ===========   ==========

See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                             Three Months Ended
                                                 December 31,
                                            2000             1999
                                        ---------------------------
Cash flows from operating activities:
  Net income (loss)                     $   273,930    $  (746,450)
  Adjustment to reconcile net
   loss to net cash provided by
   (used in) operating activities:
  Depreciation and amortization              18,500         83,385
  Non-cash warrant charges                   38,352            -
 Changes in assets and liabilities:
  Accounts receivable                         2,217          9,811
  Prepaid expenses and other
   current assets                            (8,257)       (27,713)
  Customer deposits                              --          5,030
  Other assets                                 (131)           197
  Accounts payable                           15,397        (23,117)
  Accrued expenses                            2,235         47,085
                                        -----------    -----------
Net cash provided by (used in)
 operating activities                       342,243       (651,772)
                                        -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of
   investments                            2,768,166      1,184,385
  Purchase of investments                (3,126,624)      (493,363)
  Purchase of property
   and equipment                             (1,393)        (6,613)
                                        -----------    -----------
Net cash (used in) provided by
 investing activities                      (359,851)       684,409
                                        -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance                         --            672
   of common stock
  Purchase of treasury stock                (22,350)            --
                                        -----------    -----------
Net cash (used in) provided by
 financing activities                       (22,350)           672
                                        -----------    -----------
Net (decrease) increase in
 cash and cash equivalents                  (39,958)        33,309

Cash and cash equivalents,
 Beginning of period                        140,724        121,505
                                        -----------    -----------

Cash and cash equivalents,
 End of period                          $   100,766    $   154,814
                                        ===========    ===========

See accompanying notes to financial statements.

                       International Sports Wagering Inc.
                          Notes To Financial Statements


Note l - Basis of Presentation:
-------------------------------

         The information at December 31, 2000 and for the three months ended December 31, 2000 and 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC").

         Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the SEC.


Note 2 - Revenue Recognition:
-----------------------------

         The Company recognizes revenue under its license agreements dated as of March 17, 2000 (the "Agreements") with Global Interactive Gaming LLC and Global Interactive Gaming Limited (collectively "GIG")on a straight line basis and bills GIG at predetermined dates as stipulated in the Agreements. Accordingly, collections received in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.

         For the GIG Agreements, revenues are recognized for the guaranteed minimum annual licence fee on a straight-line basis which approximates the ratio that total costs incurred to date for the required modifications bear to the total estimated costs of the modifications to be made by the Company to the SportXction(TM) system pursuant to the Agreements (see Note 4). Provisions for losses on contracts are made in the period in which they are determined.


Note 3 - Basic and Diluted Net Loss per Share:
----------------------------------------------

         Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 was effective for financial statements for both interim and annual periods ending after December 15,1997.

         Basic net income (loss) per share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the applicable reporting periods. The computation of diluted net income (loss) per share is similar to the computation of basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

         The Company's computation of dilutive net loss per share for the three months ended December 31, 1999 does not assume any conversion or exercise of securities as their effect is antidilutive.

                       International Sports Wagering Inc.
                          Notes To Financial Statements


Note 3 - Basic and Diluted Net Loss per Share (continued):
----------------------------------------------------------

         The following represents the calculations of the basic and diluted net income (loss) per common share for the three months ended December 31, 2000 and 1999.


                                           Three Months Ended
                                               December 31,
                                            2000        1999
                                            ----        ----

         Net income (loss)               $ 273,930  $(746,450)
                                         =========  =========

         Weighted average basic
          common shares outstanding      9,030,601  7,853,841

         Effect of dilutive securities:
          Stock options and warrants       291,167         --
                                         ---------  ---------

         Weighted average diluted
          common shares outstanding      9,321,768  7,853,841
                                        ==========  =========

         Net income (loss)
          per share- basic               $    0.03  $   (0.10)
                                         =========  =========

         Net income (loss)
          per share- diluted             $    0.03  $   (0.10)
                                         =========  =========


         Options to purchase 252,000 shares of common stock at prices ranging from $1.06 to $2.75 and warrants to purchase 2,658,166 shares of common stock at prices ranging from $3.39 to $11.88 were outstanding at December 31, 2000 but were not included in the computation of net income per share- diluted because the exercise prices were greater than the average market price of the common shares.

Note 4 - License Agreements:
----------------------------

         On March 17, 2000, the Company signed the Agreements with GIG, whose majority shareholders are Prisma iVentures Ltd., a UK company and a subsidiary of The Kirch Group, a German media conglomerate, and Multi-Games Development, Inc., a Delaware corporation. Pursuant to the Agreements, the Company granted to GIG exclusive licenses to market, distribute and use the Company's interactive SportXction(TM) System software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of the SportXction(TM) system (the "System") in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (i.e., stock, bond, option and currency trading).

                       International Sports Wagering Inc.
                          Notes To Financial Statements


Note 4 - License Agreements (continued):
----------------------------------------

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes) for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses of GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year is $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of December 31, 2000, the Company had received $2,750,000 in connection with the Agreements, and there was $5,000,000 being held in the escrow account.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) system to enhance its use on the Internet and other interactive media as an international application. These enhancements are scheduled to be delivered over a 30-month schedule. The first phase of the project, which will allow deployment of the system in the first market area to be targeted, has a 10-month implementation schedule. The Company is entitled to earn a bonus up to $600,000 for early completion of this phase. The Company is currently being paid at the minimum rates since the modifications to the SportXction(TM) System software has not passed Final Acceptance Testing in accordance with the Agreements and because GIG has not yet commenced commercial use of the SportXction(TM) System software.

         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these agreements. The fully vested warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. The $1,450,000 has been accounted for as an increase in additional paid-in capital with a corresponding offset amount recorded as deferred expense within stockholders' equity. Amortization expense related to the warrant for the three months ended December 31, 2000 was $25,800, which has been netted against $750,000 of revenue generated from the Agreements for the three months ended December 31, 2000.

                       International Sports Wagering Inc.
                          Notes To Financial Statements


Note 5 - Consulting Agreement:
------------------------------

         The Company issued options to purchase 40,000 shares of its Common Stock at exercise prices ranging from $1.75 per share to $2.75 per share to a third party consultant in connection with an agreement between the Company and the consultant to provide investor relations and other services to the Company for a one-year period commencing October 1, 2000. The options vest as follows: 10,000 options vested as of October 1, 2000, 10,000 options vested as of January 1, 2001, 10,000 options vest as of April 1, 2001, and the final 10,000 options vest as of July 1, 2001. The options remain exercisable until one year after termination of the agreement. The Company accounted for these options in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF 96-18, the Company valued the options at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 143%, a $1.13 per share exercise price and the then fair value of the Company's Common Stock as of December 31, 2000. The $25,200 value ascribed to the options reflects the market value at October 1, 2000 and has been recorded as deferred expense within stockholders' equity on the Company's balance sheet. The value ascribed to these options was adjusted at December 31, 2000 to change the total ascribed value of the options to the then current fair value. This cost is being ratably amortized over the vesting periods for each option. As a result, the Company amortized $12,552 of the deferred costs as of December 31, 2000, which has been recorded as a component of general and administrative expenses in the Company's December 31, 2000 Statements of Operations.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation

Financial Results
-----------------

         For the three months ended December 31, 2000, the Company had net income of $273,930 or $0.03 per share on a basic and fully diluted basis using 9,030,601 and 9,321,768 weighted average common shares outstanding basic and diluted, respectively, compared with a net loss of $746,450 or $ 0.10 loss per share on a basic and fully diluted basis using 7,853,841 weighted average common shares outstanding for the three months ended December 31, 1999. This turnaround of the Company's performance represents an increase in net earnings of over $1,000,000, and the Company's third consecutive profitable quarter. Net revenues of $724,200 were reported for the three months ended December 31, 2000, compared with net revenues of $7,271 reported for the prior period. This large increase in net revenues is attributable to the recognition of license fees of $750,000 from the Company's agreements with Global Interactive Gaming, LLC and Global Interactive Gaming Limited (collectively "GIG"), signed on March 17, 2000, net of $25,800 deferred expense amortization resulting from warrants granted in connection with the GIG Agreements (see "License Agreements"). One of the Agreements, between the Company and Global Interactive Gaming AG, was assigned during this period to an affiliated entity, Global Interactive Gaming Limited, a United Kingdom company. All of the revenues for the prior period represent the net win (i.e. total amount wagered less total amount paid out) of the System. The net win is affected by the success (or lack thereof) of the players in making sports wagering bets.

         The increased net earnings for the three months ended December 31, 2000, compared with the three months ended December 31, 1999, resulted primarily from: revenues, which increased by $716,929 to $724,200 due to the GIG Agreements; marketing expense, which decreased by $91,088 to $36,792 primarily related to decreased marketing expenses in Nevada; professional fees, which decreased by $66,631 to $62,868 primarily related to higher costs associated with the negotiation of various agreements, including the GIG Agreements, in the prior period; depreciation expense, which decreased by $64,885 to $18,500; travel expenses, which decreased by $21,400 to $2,645, primarily related to the decrease in travel to Nevada; salary expenses, which decreased by $20,502 to $275,155 primarily reflecting decreased staff due to closing of the Nevada operations; and an increase in interest income, which increased by $11,937 to $46,864 due to increased investments.

         The Company incurred approximately $237,000 in cost of revenues, research and development costs for the three months ended December 31, 2000, compared with approximately $232,000 for the comparable prior period.

         As of December 31, 2000, the Company had liquid resources totaling $3,173,102. These include cash and cash equivalents in the amount of $100,766, and short term investments in the amount of $3,072,336. Investments are limited to investment grade marketable securities with maturities of less than 18 months. In January 2000, the Company raised an additional $1,000,000 as a result of the sale of 800,000 shares of its Common Stock, par value $.001 per share, in a private transaction to accredited investors, not registered under the Securities Act of 1933, as amended (the "Act"). Also, in April 2000, the Company raised an additional $500,000 as a result of the sale of 333,333 shares of its Common Stock, in a private transaction to other accredited investors, not registered under the Act. All of these shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5,2000.

         The Company believes that existing resources will be sufficient to satisfy its contemplated cash requirements for at least the next 18 months and longer subject to continuation of the payment by GIG of the minimum payments under the Agreement. Capital expenditures are expected to be limited to the purchase of additional computer equipment in connection with its research and development activities. Existing resources are expected to be able to fund these requirements.

         On December 20, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $500,000 worth of the Company's Common Stock. The repurchase plan will be used as a means of enhancing shareholder value, and to provide shares to satisfy outstanding Company obligations for employee options and warrants. As of December 31, 2000, the Company purchased 27,100 shares of Common Stock at an aggregate purchase price of $22,350. Through the end of January 2001, the Company had been able to purchase 89,600 shares of Common Stock under the appropriate regulations at an aggregate purchase price of $86,729.

Recent Developments
-------------------

         On December 22, 2000, the Board of Directors of the Company had authorized an amendment to the Company's Certificate of Incorporation, subject to approval of the stockholders, in order to change the Company's name to Interactive Systems Worldwide Inc. The purpose of the proposed name change is to reflect the changes in the business focus of the Company that have occurred during the past year. The Board believes that the existing name was too limiting and that the proposed name is more descriptive of the Company's business and technology. The change in corporate name will not affect the status of the Company or the rights of any stockholder in any respect, or the validity or transferability of stock certificates presently outstanding. The Company will retain the trading symbol "ISWI" if the amendment is approved. The amendment will be voted on by the shareholders during the Company's annual meeting, scheduled for February 28, 2001.

         On October 30, 2000, the Company announced that it had completed the in-house phase of Acceptance Testing for the first software deliverable under the GIG Agreements approximately four months ahead of schedule (see "License Agreements"). The testing encompassed two aspects: Functional Requirements and System Loading (performance under load by large numbers of users). In the in-house phase of Acceptance Testing, the SportXction(TM) System software satisfactorily performed all of the functions tested, and far exceeded the first deliverable loading criteria (a transaction throughput specification of 2,000 transactions per second). In fact, the SportXction(TM) System software exceeded the final software deliverable specification of 5,000 transactions per second, not required by the Agreements for almost 18 months. The results were achieved using distributed processing techniques that minimize the capabilities required from the computer hardware. The final phase of Acceptance Testing will be held at GIG's site, or at an independent test facility, and will test the Functional Requirements and System Loading using GIG's computers or those of the test facility and may be used to test a variety of other conditions that may be encountered in a live, commercial environment. The Company is entitled to earn a bonus of up to $600,000 for early completion of the Acceptance Testing.

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

License Agreements
------------------

         On March 17, 2000, the Company signed the Agreements with GIG, whose majority shareholders are Prisma iVentures Ltd., a UK company and a subsidiary of The Kirch Group, a German media conglomerate, and Multi-Games Development, Inc., a Delaware corporation. Pursuant to the Agreements, the Company granted to GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including on contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of the SportXction(TM) System in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The Company has several projects under consideration in those markets using its patented and proprietary software.

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes) for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses at GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year is $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of December 31, 2000, the Company had received $2,750,000 in connection with the Agreements, and there is $5,000,000 being held in the escrow account.

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

         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these Agreements. The fully vested warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. Expense related to the warrant for the three months ended December 31, 2000 was $25,800, which has been netted against $750,000 of revenue generated from the Agreements.


Safe Harbor Statement
---------------------

         Except for the historical information contained herein, this quarterly report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company will be successful in making the required modifications to adapt the System for wagering or for use in contests in domestic and foreign markets utilizing the Internet as required by the GIG License Agreements; whether the Company will be successful in meeting the software and throughput requirements of the GIG License Agreements; whether the System will result in a marketable product; whether the System will generate significant amounts of revenue or if significant amounts of revenue are not generated, whether the Company will be able to collect the license fees required by the GIG License Agreements; the ability of the Company to develop and market other opportunities for its products; and the length of time that the Company's liquid resources will last. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company to attract adequate numbers of players to the SportXction(TM) game and the ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2000. The forward-looking statements contained herein represent the Company's judgement as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.

II:      Other Information



Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

              27 - Financial Data Schedule


         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            International Sports Wagering Inc.






Dated:  February 09, 2001                   By: /s/ Barry Mindes
                                                ----------------------
                                                 Barry Mindes, Chairman of
                                                   the Board of Directors
                                               (Principal Executive Officer)



Dated:  February 09, 2001                   By: /s/ Bernard Albanese
                                                --------------------------------
                                                Bernard Albanese, President,
                                                   Treasurer and Director
                                               (Principal Financial Officer)