Form 10-Q
period 2001-03-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2001-05-14
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ------------


                         Commission file number 0-21831

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.

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

There were 8,891,892 shares of Common Stock outstanding at April 30, 2001.

Transitional Small Business Disclosure Format (check one):
Yes          No  X
   -----       -----

Interactive Systems Worldwide Inc.
f/k/a International Sports Wagering Inc.
March 31, 2001
FORM 10-QSB

Index

                                                                            Page

Part I:     Financial Information

Item 1.     Financial Statements,

            Balance Sheets at March 31, 2001 (Unaudited)
            and September 30, 2000                                           2

            Statements of Operations for the Three and Six
            Months Ended March 31, 2001 and 2000 (Unaudited)                 3

            Statement of Changes in Stockholders' Equity for
            the Six Months Ended March 31, 2001 (Unaudited)                  4

            Statements of Cash Flows for the Six Months
            Ended March 31, 2001 and 2000
            (Unaudited)                                                      5

            Notes to Financial Statements (Unaudited)                      6-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations or Plan of
            Operation                                                    10-13

Part II:    Other Information

Item 6.     Exhibits and Reports on Form 8-K                                14

Signatures                                                                  16

                    Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                                 Balance Sheets

                                           March 31, 2001     September 30, 2000
                                             (Unaudited)          (Note 1)
                                           --------------     ------------------

Current assets:
  Cash and cash equivalents                  $     57,214         $   140,724
  Accounts receivable                               7,821               2,217
  Investments in marketable securities          3,669,814           2,713,878
  Prepaid expenses and other current assets        86,738              66,537
                                             -------------        ------------
       Total current assets                     3,821,587           2,923,356

Property and equipment, net                        54,042              78,535
Other assets                                       20,393              15,262
                                             -------------        ------------
       Total assets                          $  3,896,022         $ 3,017,153
                                             =============        ============

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                           $      8,497         $    16,291
  Deferred revenues                               625,000             375,000
  Accrued expenses                                 57,124              68,558
                                             -------------        ------------
      Total current liabilities                   690,621             459,849
                                             -------------        ------------

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized, none
   issued or outstanding                              -                   -
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized,
   9,030,992 issued and 8,898,892
   outstanding, and 9,030,992 shares
   issued and outstanding, respectively              9,031               9,031
  Additional paid-in capital                    13,297,709          13,283,309
  Treasury stock, at cost
   132,100 and 0 shares, respectively            (136,097)                --
  Deferred expense, net                        (1,343,146)         (1,394,100)
  Accumulated deficit                          (8,622,096)         (9,340,936)
                                              ------------        ------------
     Total stockholders' equity                 3,205,401           2,557,304
                                              ------------        ------------
      Total liabilities and
        stockholders' equity                  $ 3,896,022         $ 3,017,153
                                              ===========         ============



See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                            Statements of Operations
                                   (Unaudited)


                                     Three Months Ended               Six Months Ended
                                         March 31,                        March 31,
                                    2001            2000            2001            2000
                                -----------     -----------      -----------     -----------

Revenues, net                   $   974,200     $   124,605      $ 1,698,400     $   131,876
                                -----------     -----------      -----------     -----------

Costs and expenses:
 Cost of revenues, research
  and development expense           251,890         247,956          489,216         480,102
 General and
  administrative expense            325,061         498,587          584,869       1,055,089
                                -----------     -----------      -----------     -----------
                                    576,951         746,543        1,074,085       1,535,191
                                -----------     -----------      -----------     -----------

   Operating income (loss)          397,249        (621,938)         624,315      (1,403,315)
                                -----------     -----------      -----------     -----------

Interest income                      47,661          31,215           94,525          66,142
                                -----------     -----------      -----------     -----------

   Net income (loss)            $   444,910     $  (590,723)     $   718,840     $(1,337,173)
                                ===========     ===========      ===========     ===========

Net income (loss)
   per share- basic             $      0.05     $     (0.07)     $      0.08     $     (0.16)
                                ===========     ===========      ===========     ===========

Weighted average basic
 common shares outstanding        8,935,725       8,576,363        8,982,895       8,213,128
                                ===========     ===========      ===========     ===========

Net income (loss)
   per share- diluted           $      0.05     $     (0.07)     $      0.08     $     (0.16)
                                ===========     ===========      ===========     ===========

Weighted average diluted
 common shares outstanding        9,245,529       8,576,363        9,283,380       8,213,128
                                ===========     ===========      ===========     ===========


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                  Statement of Changes in Stockholders' Equity
                     For the Six Months Ended March 31, 2001
                                   (Unaudited)


                                 Common Stock          Additional
                        --------------------------      Paid-In         Treasury       Deferred       Accumulated
                           Shares         Amount        Capital          Stock        Expense, net       Deficit          Total
                        ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance at
 September 30, 2000        9,030,992   $      9,031   $ 13,283,309    $         --    $ (1,394,100)   $ (9,340,936)   $  2,557,304

Repurchase of
 132,100 shares
 of Treasury
 Stock                            --             --             --        (136,097)             --              --        (136,097)

Net income
 for the six
 months ended
 March 31, 2001                   --             --             --              --              --         718,840         718,840

Options issued
 to third party                   --             --         25,200              --         (25,200)             --              --

Changes in
 fair value of
 unvested options                 --             --        (10,800)             --          10,800              --              --

Amortization of
 options issued
 to third party                   --             --             --              --          13,754              --          13,754

Amortization of
 GIG warrant
 charges                          --             --             --              --          51,600              --          51,600
                        ------------   ------------   ------------    ------------    ------------    ------------    ------------

Balance at
 March 31, 2001            9,030,992   $      9,031   $ 13,297,709    $   (136,097)   $ (1,343,146)   $ (8,622,096)   $  3,205,401
                        ============   ============   ============    ============    ============    ============    ============


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                     Six Months Ended
                                                         March 31,
                                                    2001             2000
                                                ---------------------------
Cash flows from operating activities:
  Net income (loss)                             $   718,840      $(1,337,173)
  Adjustment to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                      37,471          166,673
  Non-cash warrant/option charges                    65,354            4,300
 Changes in assets and liabilities:
  Accounts receivable                                (5,604)          10,689
  Prepaid expenses and other
   current assets                                   (20,201)         (40,875)
  Customer deposits                                       -           (1,052)
  Other assets                                       (5,131)               -
  Accounts payable                                   (7,794)          44,875
  Deferred revenues                                 250,000        1,125,000
  Accrued expenses                                  (11,434)         (23,610)
                                                -----------      -----------
Net cash provided by (used in)
 operating activities                             1,021,501          (51,173)
                                                -----------      -----------

Cash flows from investing activities:
  Proceeds from sales of
   investments                                    5,788,166        1,877,612
  Purchase of investments                        (6,744,102)      (2,570,817)
  Purchase of property
   and equipment                                    (12,978)         (16,998)
                                                -----------      -----------
Net cash used in
 investing activities                              (968,914)        (710,203)
                                                -----------      -----------

Cash flows from financing activities:
  Net proceeds from issuance
   of common stock                                        -        1,046,277
  Purchase of treasury stock                       (136,097)             - _
                                                -----------      -----------
Net cash (used in) provided
 by financing activities                           (136,097)       1,046,277
                                                -----------      -----------
Net (decrease) increase in
 cash and cash equivalents                          (83,510)         284,901

Cash and cash equivalents,
 Beginning of period                                140,724          121,505
                                                -----------      -----------

Cash and cash equivalents,
 End of period                                  $    57,214      $   406,406
                                                ===========      ===========


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                          Notes To Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:

         The information at March 31, 2001 and for the three and six months ended March 31, 2001 and 2000, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


Note 2 - Revenue Recognition:

         The Company recognizes revenue under its license agreements dated as of March 17, 2000 (the "Agreements") with Global Interactive Gaming LLC and Global Interactive Gaming Limited (collectively "GIG") based upon the guaranteed annual minimum amounts due under the agreements. The Company receives payments at predetermined dates as stipulated in the Agreements. Accordingly, collections received in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.


Note 3 - Basic and Diluted Net Income (Loss) per Share:

         Basic and diluted net income (loss) per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable reporting periods. The computation of diluted net income (loss) per share is similar to the computation of basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

         The Company's computation of dilutive net loss per share for the three and six months ended March 31, 2000 does not assume any conversion or exercise of securities as their effect is antidilutive.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note 3 - Basic and Diluted Net Income (Loss) per Share (continued):

         The following represents the calculations of the basic and diluted net income (loss) per common share for the three and six months ended March 31, 2001 and 2000.

                                            Three Months Ended                Six Months Ended
                                                  March 31,                       March 31,
                                            2001            2000            2001            2000
                                        -----------     -----------      -----------     -----------

         Net income (loss)              $   444,910     $  (590,723)     $   718,840     $(1,337,173)
                                        ===========     ===========      ===========     ===========

         Weighted average basic
          common shares outstanding       8,935,725       8,576,363        8,982,895       8,213,128

         Effect of dilutive
          securities: stock options
          and warrants                      309,804              --          300,485              --
                                        -----------     -----------      -----------     -----------


         Weighted average diluted
          common shares outstanding       9,245,529       8,576,363        9,283,380       8,213,128
                                        ===========     ===========      ===========     ===========

         Net income (loss)
          per share- basic              $      0.05     $     (0.07)     $      0.08     $     (0.16)
                                        ===========     ===========      ===========     ===========

         Net income (loss)
          per share- diluted            $      0.05     $     (0.07)     $      0.08     $     (0.16)
                                        ===========     ===========      ===========     ===========

         Options to purchase 324,000 shares of common stock at prices ranging from $1.06 to $2.75 and warrants to purchase 2,658,166 shares of common stock at prices ranging from $3.39 to $11.88 were outstanding at March 31, 2001 but were not included in the computation of net income per share- diluted because the exercise prices were greater than the average market price of the common shares.

Note 4 - License Agreements:

         On March 17, 2000, the Company signed the Agreements with GIG, whose majority shareholders are Prisma iVentures Ltd., a UK company and a subsidiary of The Kirch Group, a German media conglomerate, and Multi-Games Development, Inc., a Delaware corporation. Pursuant to the Agreements, the Company granted to GIG exclusive licenses to market, distribute and use the Company's interactive SportXction(TM) system software, technology and patents (the "System") on the Internet and interactive television, in all business activities in which such technology is legally usable, including contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of the System in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (i.e., stock, bond, option and currency trading).

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note 4 - License Agreements (continued):

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes) for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit as defined, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses of GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of March 31, 2001, the Company had received $4,000,000 in connection with the Agreements, and there was $5,250,000 being held in the escrow account.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) System to enhance its use on the Internet and other interactive media as an international application. These enhancements are scheduled to be delivered over a 30-month schedule. The first phase of the project, which will allow deployment of the System in the first market area to be targeted, has a 10-month implementation schedule. The Company is entitled to earn a bonus up to $600,000 for early completion of this phase. The Company is currently being paid at the minimum rates since the modifications to the SportXction(TM) System software have not passed final Acceptance Testing in accordance with the Agreements and because GIG has not yet commenced commercial use of the SportXction(TM) System software.

         Coincident with the signing of the Agreements, GIG was granted a Warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the Warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these Agreements. The fully vested Warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. The $1,450,000 has been accounted for as an increase in additional paid-in capital with a corresponding offset amount recorded as deferred expense within stockholders' equity. Amortization expense related to the Warrant for the three and six months ended March 31, 2001 was $25,800 and $51,600, respectively, which has been netted against revenue generated from the Agreements.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                          Notes To Financial Statements
                                   (Unaudited)


Note 5 - Consulting Agreement:

         The Company issued options to purchase 40,000 shares of its Common Stock at exercise prices ranging from $1.75 per share to $2.75 per share to a third party consultant in connection with an agreement between the Company and the consultant to provide investor relations and other services to the Company for a one-year period commencing October 1, 2000. The options vest as follows: 10,000 options vested as of October 1, 2000, 10,000 options vested as of January 1, 2001, 10,000 options vested as of April 1, 2001, and the final 10,000 options vest as of July 1, 2001. The options remain exercisable until one year after termination of the agreement. The Company accounted for these options in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF 96-18, the Company valued the options at the balance sheet date using a Black-Scholes pricing model using a volatility factor of 82%, a $1.00 per share stock price, the then fair value of the Company's Common Stock as of March 31, 2001. The $25,200 value ascribed to the options reflects the market value at October 1, 2000 and has been recorded as deferred expense within stockholders' equity on the Company's balance sheet. The value ascribed to these options was adjusted by $10,800 at March 31, 2001 to change the total ascribed value of the options to the then current fair value. This cost is being ratably amortized over the vesting periods for each option. As a result, the Company amortized $1,202 and $13,754 of the deferred costs for the three and six months ended March 31, 2001, respectively, which have been recorded as a component of general and administrative expenses in the accompanying Statements of Operations.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation


Financial Results


         For the three months ended March 31, 2001, the Company had net income of $444,910 or $0.05 per share on a basic and fully diluted basis using 8,935,725 and 9,245,529 weighted average common shares outstanding basic and diluted, respectively, compared with a net loss of $590,723 or $ 0.07 loss per share on a basic and fully diluted basis using 8,576,363 weighted average common shares outstanding for the three months ended March 31, 2000. This turnaround of the Company's performance represents an increase in net earnings of over $1,000,000, and the Company's fourth consecutive profitable quarter. Net revenues of $974,200 were reported for the three months ended March 31, 2001, compared with net revenues of $124,605 reported for the comparable prior year period. This large increase in net revenues is attributable to the recognition of license fees of $1,000,000 from the Company's agreements with Global Interactive Gaming, LLC and Global Interactive Gaming Limited (collectively "GIG"), signed on March 17, 2000, net of $25,800 deferred expense amortization resulting from Warrants granted in connection with the GIG Agreements (see "License Agreements"). A small amount of the revenues for the prior period represent the net win (i.e. total amount wagered less total amount paid out) of the System. The net win is affected by the success (or lack thereof) of the players in making sports wagering bets.

         The increased net earnings for the three months ended March 31, 2001, compared with the three months ended March 31, 2000, resulted primarily from: revenues, which increased by $849,595 to $974,200 due to the GIG Agreements; general and administrative expenses which decreased by $173,526 to $325,061, primarily as a result of the closing of the Nevada office; depreciation expense, which decreased by $63,924 to $18,971; and an increase in interest income, which increased by $16,446 to $47,661 due to increased investments.

         The Company incurred approximately $252,000 in cost of revenues, research and development costs for the three months ended March 31, 2001, compared with approximately $248,000 for the comparable prior year period.

         For the six months ended March 31, 2001, the Company had net income of $718,840 or $0.08 per share on a basic and fully diluted basis using 8,982,895 and 9,283,380 weighted average common shares outstanding basic and diluted, respectively, compared with a net loss of $1,337,173 or $ 0.16 loss per share on a basic and fully diluted basis using 8,213,128 weighted average common shares outstanding for the six months ended March 31, 2000. Net revenues of $1,698,400 were reported for the six months ended March 31, 2001, compared with net revenues of $131,876 reported for the comparable prior year period.

         The increased net earnings for the six months ended March 31, 2001, compared with the six months ended March 31, 2000, resulted primarily from: revenues, which increased by $1,566,524 to $1,698,400 due to the GIG Agreements; general and administrative expenses which decreased by $470,220 to $584,869, primarily as a result of the closing of the Nevada office; depreciation expense, which decreased by $129,202 to $37,471; and an increase in interest income, which increased by $28,383 to $94,525 due to increased investments.

         The Company incurred approximately $489,000 in cost of revenues, research and development costs for the six months ended March 31, 2001, compared with approximately $480,000 for the comparable prior year period.

         As of March 31, 2001, the Company had liquid resources totaling $3,727,028. These include cash and cash equivalents in the amount of $57,214, and short-term investments in the amount of $3,669,814. Investments are limited to investment grade marketable securities with maturities of less than 18 months. In January 2000, the Company raised an additional $1,000,000 as a result of the sale of 800,000 shares of its Common Stock, par value $.001 per share, in a private transaction to accredited investors, not registered under the Securities Act of 1933, as amended (the "Act"). Also, in April 2000, the Company raised an additional $500,000 as a result of the sale of 333,333 shares of its Common Stock, in a private transaction to other accredited investors, not registered under the Act. All of these shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5,2000.

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

         On December 20, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $500,000 worth of the Company's Common Stock. The repurchase plan will be used as a means of enhancing shareholder value, and to provide shares to satisfy outstanding Company obligations for employee options and warrants. As of March 31, 2001, the Company purchased 132,100 shares of Common Stock at an aggregate purchase price of $136,097.

Recent Developments

         On April 9, 2001, the Company elected to change its independent public accountants based upon cost considerations. As of April 9, 2001 it retained Richard A. Eisner & Company, LLP as its independent public accountants.

         On February 28, 2001, at the Company's annual meeting of stockholders, an amendment to the Company's Certificate of Incorporation, to change the Company's name to Interactive Systems Worldwide Inc was approved. The purpose of the name change was to reflect the changes in the business focus of the Company that have occurred during the past year. The Company believed that the existing name was too limiting and that the new name is more descriptive of the Company's business and technology. The change in corporate name did not affect the status of the Company or the rights of any stockholder in any respect, or the validity or transferability of outstanding stock certificates. The Company has retained the trading symbol "ISWI".

         On October 30, 2000, the Company announced that it had completed the first phase of Acceptance Testing for the first software deliverable under the GIG Agreements approximately four months ahead of schedule (see "License Agreements"). During March and April 2001, GIG conducted more extensive functional testing of the software. The SportXction(TM) System software satisfactorily performed all of the functions tested. The final phase of Acceptance Testing will be held at GIG's site, and will test the Functional Requirements and System Loading using GIG's computers and will be used to test a variety of other conditions that may be encountered in a live, commercial environment including interfaces to third-party software. The final phase of Acceptance Testing will be held when GIG has its system available for such testing which the Company estimates is not likely until late summer. The Company is entitled to earn a bonus of up to $600,000 for early completion of the Acceptance Testing.

         The Company suspended wagering operations at its Las Vegas office as of April 30, 2000. All operations in Las Vegas were discontinued as of June 30, 2000. The signing of the exclusive international licensing Agreements with GIG changed the focus of the Company. In management's judgment, the Nevada wagering operation had become an administrative and technical distraction, and an impediment to dealings with sports leagues in the U.S. concerning use of the SportXction(TM) system for use in contests. Revenues generated by the Nevada operations had been insignificant to the date that operations were suspended.

License Agreements

         On March 17, 2000, the Company signed the License Agreements with GIG, whose majority shareholders are Prisma iVentures Ltd., a UK company and a subsidiary of The Kirch Group, a German media conglomerate, and Multi-Games Development, Inc., a Delaware corporation. Pursuant to the Agreements, the Company granted to GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including on contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of the SportXction(TM) System in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The Company has several projects under consideration in those markets using its patented and proprietary software.

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit, as defined, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses at GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of March 31, 2001, the Company had received $4,000,000 in connection with the Agreements, and there is $5,250,000 being held in the escrow account.

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

         Coincident with the signing of the Agreements, GIG was granted a Warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the Warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these Agreements. The fully vested Warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. Amortization expense related to the Warrant for the three and six months ended March 31, 2001 was $25,800 and $51,600, respectively, which has been netted against revenue generated from the Agreements.

Safe Harbor Statement

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company will be successful in making the required modifications to adapt the System for wagering or for use in contests in domestic and foreign markets utilizing the Internet as required by the GIG License Agreements; whether the Company will be successful in meeting the software and throughput requirements of the GIG License Agreements; whether the System will result in a marketable product; whether the System will generate significant amounts of revenue or if significant amounts of revenue are not generated, whether the Company will be able to collect the license fees required by the GIG License Agreements; the ability of the Company to develop and market other opportunities for its products; whether the licensed software will pass the Acceptance Tests sufficiently early to enable the Company to earn all or any portion of the $600,000 bonus for early delivery; and the length of time that the Company's liquid resources will last. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of GIG to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.

II:     Other Information


Item 4.           Submission of Matters to a Vote of Security Holders


                  On February 28, 2001, the Company held its Annual Meeting of Stockholders for the purpose of acting on (i) the election of a board of five directors; (ii) an amendment to the Certificate of Incorporation to change the name of the Company to Interactive Systems Worldwide Inc. from International Sports Wagering Inc.; and (iii) a proposal to ratify the selection of KPMG LLP as the Company's independent public accountants for the fiscal year ending September 30, 2001. Each matter submitted to the stockholders was described in a Notice of Annual Meeting and Proxy Statement furnished to the Company's Stockholders in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended, and each matter was approved as follows:

         (i)      Election of Directors

                                             For                  Withheld
                                             ---                  --------
                  Bernard Albanese           8,491,676             19,626

                  Fredric Kupersmith         8,491,676             19,626

                  Janet Mandelker            8,491,676             19,626

                  Barry Mindes               8,491,676             19,626

                  Harold Rapaport            8,491,676             19,626


         (ii) The amendment to the Certificate of Incorporation to change the name of the Company to Interactive Systems Worldwide Inc. from International Sports Wagering Inc.


                                             For                   Against            Abstain
                                             ---                   -------            -------
                                             8,498,832              8,770              3,700


         (iii) Ratification of the selection of KPMG LLP as the Company's independent public accountants for the fiscal year ended September 30, 2001


                                             For                   Against            Abstain
                                             ---                   -------            -------
                                             8,507,102              4,200                 0


Item 6.           Exhibits and Reports on Form 8-K


                  (a)       Exhibits

                            3.1(b) - Certificate of Amendment of Certificate of Incorporation filed February 28, 2001

                  (b)       Reports on Form 8-K

                            On March 23, 2001, a Form 8-K was filed by the Company responding to Item 5 thereof.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Interactive Systems Worldwide Inc.






Dated:  May 14, 2001                             By: /s/ Barry Mindes
                                                     --- ----- ------

                                                  Barry Mindes, Chairman of
                                                    the Board of Directors
                                                 (Principal Executive Officer)



Dated:  May 14, 2001                             By: /s/ Bernard Albanese
                                                     --- ------- --------

                                                 Bernard Albanese, President,
                                                    Treasurer and Director
                                                 (Principal Financial Officer)