Form 10QSB
period 2001-06-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2001-08-13
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(X)      QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the quarterly period ended June 30, 2001

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

There were 8,801,492 shares of Common Stock outstanding at July 31, 2001.

Transitional Small Business Disclosure Format (check one):
Yes          No   X
   -----       -----

Interactive Systems Worldwide Inc.
f/k/a International Sports Wagering Inc.
June 30, 2001
FORM 10-QSB

Index

                                                                           Page

Part I:  Financial Information

Item 1.  Financial Statements,

                  Balance Sheets at June 30, 2001 (Unaudited)
                  and September 30, 2000                                      2

                  Statements of Operations for the Three and Nine
                  Months Ended June 30, 2001 and 2000 (Unaudited)             3

                  Statement of Changes in Stockholders' Equity for
                  the Nine Months Ended June 30, 2001 (Unaudited)             4

                  Statements of Cash Flows for the Nine Months
                  Ended June 30, 2001 and 2000
                  (Unaudited)                                                 5

                  Notes to Financial Statements (Unaudited)                 6-9

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations or Plan of
                  Operation                                               10-13

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

           Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                                 Balance Sheets



                                                                  June 30, 2001   September 30, 2000
                                                                   (Unaudited)          (Note 1)
                                                                  -------------   -----------------
Current assets:
  Cash and cash equivalents                                       $  2,985,462       $    140,724
  Accounts receivable                                                    9,741              2,217
  Investments in marketable securities                               1,242,843          2,713,878
  Prepaid expenses and other current assets                             68,340             66,537
                                                                  ------------       ------------
       Total current assets                                          4,306,386          2,923,356

Property and equipment, net                                             49,016             78,535
Other assets                                                            20,393             15,262
                                                                  ------------       ------------
       Total assets                                               $  4,375,795       $  3,017,153
                                                                  ============       ============


        Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                $      4,956       $     16,291
  Deferred revenues                                                    625,000            375,000
  Accrued expenses                                                      79,144             68,558
                                                                  ------------       ------------
      Total current liabilities                                        709,100            459,849
                                                                  ------------       ------------

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized, none
   issued or outstanding                                                    --                 --
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized,
   9,030,992 issued and 8,788,992
   outstanding, and 9,030,992 shares
   issued and outstanding, respectively                                  9,031              9,031
  Additional paid-in capital                                        13,299,809         13,283,309
  Treasury stock, at cost
   242,000 and 0 shares, respectively                                 (441,329)                --
  Deferred expense, net                                             (1,316,700)        (1,394,100)
  Accumulated deficit                                               (7,884,116)        (9,340,936)
                                                                  ------------       ------------

     Total stockholders' equity                                      3,666,695          2,557,304
                                                                  ------------       ------------

      Total liabilities and
        stockholders' equity                                      $  4,375,795       $  3,017,153
                                                                  ============       ============


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                            Statements of Operations
                                   (Unaudited)




                                          Three Months Ended                    Nine Months Ended
                                              June 30,                              June 30,
                                       2001               2000              2001               2000
                                       ----               ----              ----               ----
Revenues, net                       $ 1,224,200        $   724,650        $ 2,922,600        $   856,526
                                    -----------        -----------        -----------        -----------

Costs and expenses:
 Cost of revenues, research
  and development expense               226,489            280,441            715,705            760,543
 General and
  administrative expense                281,907            359,975            866,776          1,415,064
                                    -----------        -----------        -----------        -----------
                                        508,396            640,416          1,582,481          2,175,607
                                    -----------        -----------        -----------        -----------

   Operating income (loss)              715,804             84,234          1,340,119         (1,319,081)
                                    -----------        -----------        -----------        -----------

Interest income                          22,176             33,826            116,701             99,967
                                    -----------        -----------        -----------        -----------

   Net income (loss)                $   737,980        $   118,060        $ 1,456,820        $(1,219,114)
                                    ===========        ===========        ===========        ===========

Net income (loss)
   per share- basic                 $      0.08        $      0.01        $      0.16        $     (0.14)
                                    ===========        ===========        ===========        ===========

Weighted average basic
 common shares outstanding            8,850,892          8,998,025          8,938,894          8,473,805
                                    ===========        ===========        ===========        ===========

Net income (loss)
   per share- diluted               $      0.08        $      0.01        $      0.16        $     (0.14)
                                    ===========        ===========        ===========        ===========

Weighted average diluted
 common shares outstanding            9,557,770          9,414,182          9,374,844          8,473,805
                                    ===========        ===========        ===========        ===========


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                  Statement of Changes in Stockholders' Equity
                     For the Nine Months Ended June 30, 2001
                                   (Unaudited)





                               Common Stock            Additional
                           ------------------------     Paid-In           Treasury     Deferred     Accumulated
                             Shares         Amount       Capital            Stock     Expense, net    Deficit          Total
                           -----------     ---------   ----------         ---------   -----------   ------------     ------------
Balance at
 September 30, 2000         9,030,992      $   9,031   $ 13,283,309           $--    $ (1,394,100)   $ (9,340,936)   $  2,557,304

Purchase of
 242,000 shares
 of Treasury
 Stock                             --             --             --      (441,329)             --              --        (441,329)

Net income
 for the nine
 months ended
 June 30, 2001                     --             --             --            --              --       1,456,820       1,456,820

Options issued
 to third party                    --             --         25,200            --         (25,200)             --              --

Changes in
 fair value of
 unvested options                  --             --         (8,700)           --           8,700              --              --

Amortization of
 options issued
 to third party                    --             --             --            --          16,500              --          16,500

Amortization of
 GIG warrant
 charges                           --             --             --            --          77,400              --          77,400
                         ------------      ---------   ------------  ------------    ------------    ------------    ------------
Balance at
 June 30, 2001           $  9,030,992      $   9,031   $ 13,299,809  $   (441,329)   $ (1,316,700)   $ (7,884,116)   $  3,666,695
                         ============      =========   ============  ============    ============    ============    ============


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                          Nine Months Ended
                                                               June 30,
                                                         2001             2000
                                                    ---------------------------
Cash flows from operating activities:
  Net income (loss)                                $ 1,456,820      $(1,219,114)
  Adjustment to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                         42,497          242,116
  Non-cash warrant/option charges                       93,900           30,100
 Changes in assets and liabilities:
  Accounts receivable                                   (7,524)          12,081
  Prepaid expenses and other
   current assets                                       (1,803)         (42,746)
  Customer deposits                                          -          (20,176)
  Other assets                                          (5,131)         (10,248)
  Accounts payable                                     (11,335)         (85,371)
  Deferred revenues                                    250,000          375,000
  Accrued expenses                                      10,586           (4,425)
                                                   -----------      -----------
Net cash provided by (used in)
 operating activities                                1,828,010         (722,783)
                                                   -----------      -----------

Cash flows from investing activities:
  Proceeds from sales of
   investments                                       9,822,993        3,797,612
  Purchase of investments                           (8,351,958)      (4,523,394)
  Purchase of property
   and equipment                                       (12,978)         (17,522)
                                                   -----------      -----------
Net cash provided by (used in)
 investing activities                                1,458,057         (743,304)
                                                   -----------      -----------

Cash flows from financing activities:
  Net proceeds from issuance
   of common stock                                           -        1,546,277
  Purchase of treasury stock                          (441,329)               -
                                                   -----------      -----------
Net cash (used in) provided
 by financing activities                              (441,329)       1,546,277
                                                   -----------      -----------
Net increase in
 cash and cash equivalents                           2,844,738           80,190

Cash and cash equivalents,
 Beginning of period                                   140,724          121,505
                                                   -----------      -----------

Cash and cash equivalents,
 End of period                                     $ 2,985,462      $   201,695
                                                   ===========      ===========

See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                          Notes To Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:


         The information at June 30, 2001 and for the three and nine months ended June 30, 2001 and 2000, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


Note 2 - Revenue Recognition:


         The Company recognizes revenue under its license agreements dated as of March 17, 2000 (the "Agreements") with Global Interactive Gaming LLC and Global Interactive Gaming Limited (collectively "GIG") based upon the computations stipulated in the Agreements, however not less than the guaranteed annual minimum amounts due under the Agreements. The Company receives payments at predetermined dates as stipulated in the Agreements. Accordingly, collections received in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.


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

         The Company's computation of dilutive net loss per share for the nine months ended June 30, 2000 does not assume any conversion or exercise of securities as their effect is antidilutive.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note 3 - Basic and Diluted Net Income (Loss) per Share (continued):

         The following represents the calculations of the basic and diluted net income (loss) per common share for the three and nine months ended June 30, 2001 and 2000.



                                 Three Months Ended          Nine Months Ended
                                       June 30,                  June 30,
                                  2001        2000           2001         2000
                                  ----        ----           ----        ----
Net income (loss)            $   737,980   $   118,060   $ 1,456,820   $(1,219,114)
                             ===========   ===========   ===========   ===========

Weighted average basic
 common shares outstanding     8,850,892     8,998,025     8,938,894     8,473,805

Effect of dilutive
 securities: stock options
 and warrants                    706,878       416,157       435,950            --
                             -----------   -----------   -----------   -----------


Weighted average diluted
 common shares outstanding     9,557,770     9,414,182     9,374,844     8,473,805
                             ===========   ===========   ===========   ===========

Net income (loss)
 per share- basic            $      0.08   $      0.01   $      0.16   $     (0.14)
                             ===========   ===========   ===========   ===========

Net income (loss)
 per share- diluted          $      0.08   $      0.01   $      0.16   $     (0.14)
                             ===========   ===========   ===========   ===========


         Options to purchase 47,000 shares of common stock at prices ranging from $2.08 to $2.75 and warrants to purchase 2,658,166 shares of common stock at prices ranging from $3.39 to $11.88 were outstanding at June 30, 2001 but were not included in the computation of net income per share- diluted because the exercise prices were greater than the average market price of the common shares.

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

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note 4 - License Agreements (continued):


         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes) for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit as defined, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses of GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of June 30, 2001, the Company had received an aggregate of $5,250,000 in connection with the Agreements, and there was $5,500,000 being held in the third party escrow account.

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

         Coincident with the signing of the Agreements, GIG was granted a Warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the Warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these Agreements. The fully vested Warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. The $1,450,000 has been accounted for as an increase in additional paid-in capital with a corresponding offset amount recorded as deferred expense within stockholders' equity. Amortization expense related to the Warrant for the three and nine months ended June 30, 2001 was $25,800 and $77,400, respectively, and has been netted against revenue generated from the Agreements.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                          Notes To Financial Statements
                                   (Unaudited)


Note 5 - Consulting Agreement:

         The Company issued options to purchase 40,000 shares of its Common Stock at exercise prices ranging from $1.75 per share to $2.75 per share to a third party consultant in connection with an agreement between the Company and the consultant to provide investor relations and other services to the Company for a one-year period commencing October 1, 2000. The options vest as follows: 10,000 options vested as of October 1, 2000, 10,000 options vested as of January 1, 2001, 10,000 options vested as of April 1, 2001, and the final 10,000 options vested as of July 1, 2001. The options remain exercisable until one year after termination of the agreement. The Company accounted for these options in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF 96-18, the Company valued the options at the balance sheet date using a Black-Scholes pricing model. The $25,200 value ascribed to the options reflects the market value at October 1, 2000 and has been recorded as deferred expense within stockholders' equity on the Company's balance sheet. The value ascribed to these options was adjusted by $8,700 at June 30, 2001 to change the total ascribed value of the options to the then current fair value. This cost is being ratably amortized over the vesting periods for each option. As a result, the Company amortized $2,746 and $16,500 of the deferred costs for the three and nine months ended June 30, 2001, respectively, which have been recorded as a component of general and administrative expenses in the accompanying Statements of Operations.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation


Financial Results


         For the three months ended June 30, 2001, the Company had net income of $737,980 or $0.08 per share on a basic and fully diluted basis using 8,850,892 and 9,557,770 weighted average common shares outstanding basic and diluted, respectively, compared with net income of $118,060 or $ 0.01 per share on a basic and fully diluted basis using 8,998,025 and 9,414,182 weighted average common shares outstanding basic and diluted, respectively, for the three months ended June 30, 2000. This represents the largest quarterly profit in the Company's history, as well as the Company's fifth consecutive profitable quarter. Net revenues of $1,224,200 were reported for the three months ended June 30, 2001, compared with net revenues of $724,650 reported for the comparable prior year period. This increase in net revenues is attributable to the increase in minimum quarterly license fees to $1,250,000 from the Company's agreements with Global Interactive Gaming, LLC and Global Interactive Gaming Limited (collectively "GIG"), signed on March 17, 2000, net of $25,800 deferred expense amortization resulting from Warrants granted in connection with the GIG Agreements (see "License Agreements"). A small amount of the revenues for the prior period represents the net win (i.e. total amount wagered less total amount paid out) of the System while it operated in Nevada. The net win is affected by the success (or lack thereof) of the players in making sports wagering bets.

         The increased net earnings for the three months ended June 30, 2001, compared with the three months ended June 30, 2000, resulted primarily from: revenues, which increased by $499,550 to $1,224,200 due to increased minimum license fees received under the GIG Agreements; general and administrative expenses which decreased by $78,069 to $281,907, primarily as a result of the closing of the Nevada office; and depreciation expense, which decreased by $70,286 to $5,026.

         The Company incurred approximately $226,000 in cost of revenues for the three months ended June 30, 2001, compared with approximately $280,000 for the comparable prior year period.

         For the nine months ended June 30, 2001, the Company had net income of $1,456,820 or $0.16 per share on a basic and fully diluted basis using 8,938,894 and 9,374,844 weighted average common shares outstanding basic and diluted, respectively, compared with a net loss of $1,219,114 or $ 0.14 loss per share on a basic and fully diluted basis using 8,473,805 weighted average common shares outstanding for the nine months ended June 30, 2000. Net revenues of $2,922,600 were reported for the nine months ended June 30, 2001, compared with net revenues of $856,526 reported for the comparable prior year period.

         The increased net earnings for the nine months ended June 30, 2001, compared with the nine months ended June 30, 2000, resulted primarily from: revenues, which increased by $2,066,074 to $2,922,600 due to the GIG Agreements; general and administrative expenses, which decreased by $548,288 to $866,776, primarily as a result of the closing of the Nevada office; and depreciation expense, which decreased by $199,096 to $42,497.

         The Company incurred approximately $716,000 in cost of revenues, research and development costs for the nine months ended June 30, 2001, compared with approximately $761,000 for the comparable prior year period.

         As of June 30, 2001, the Company had liquid resources totaling $4,228,305. These include cash and cash equivalents in the amount of $2,985,462, and short-term investments in the amount of $1,242,843. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days. Investments are limited to investment grade marketable securities with maturities of less than 18 months. In January 2000, the Company raised an additional $1,000,000 as a result of the sale of 800,000 shares of its Common Stock, par value $.001 per share, in a private transaction to accredited investors, not registered under the Securities Act of 1933, as amended (the "Act"). Also, in April 2000, the Company raised an additional $500,000 as a result of the sale of 333,333 shares of its Common Stock, in a private transaction to other accredited investors, not registered under the Act. All of these shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5,2000.

         The Company believes that existing resources will be sufficient to satisfy its contemplated cash requirements for at least the next 18 months and longer subject to continuation of the payment by GIG of the minimum payments under the Agreement. Capital expenditures are expected to be limited to the purchase of additional computer equipment in connection with research and development activities. Existing resources are expected to be able to fund these requirements.

         On December 20, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $500,000 worth of the Company's Common Stock. The repurchase plan will be used as a means of enhancing shareholder value, and to provide shares to satisfy outstanding Company obligations for employee options and warrants. As of June 30, 2001, the Company had purchased 242,000 shares of Common Stock at an aggregate purchase price of $441,329. In June 2001, the Board of Directors suspended the repurchase plan.

Recent Developments

         On July 10, 2001, GIG announced that it was in advanced negotiations with several leading interactive Digital TV broadcasters in the UK and mainland Europe, and stated that an announcement of the first service will shortly follow. GIG's ultimate aim is to also provide its service via Web-enhanced TV, broadband Internet and 3G mobile handsets.

         On April 9, 2001, the Company elected to change its independent public accountants based upon cost considerations. As of April 9, 2001 it retained Richard A. Eisner & Company, LLP as its independent public accountants.

         On February 28, 2001, at the Company's annual meeting of stockholders, an amendment to the Company's Certificate of Incorporation, to change the Company's name to Interactive Systems Worldwide Inc. was approved. The purpose of the name change was to reflect the changes in the business focus of the Company that have occurred during the past year. The Company believed that the existing name was too limiting and that the new name is more descriptive of the Company's business and technology. The change in corporate name did not affect the status of the Company or the rights of any stockholder in any respect, or the validity or transferability of outstanding stock certificates. The Company has retained the trading symbol "ISWI".

         On October 30, 2000, the Company announced that it had completed the first phase of Acceptance Testing for the first software deliverable under the GIG Agreements approximately four months ahead of schedule (see "License Agreements"). During March and April 2001, GIG conducted more extensive functional testing of the software. The SportXction(TM) System software satisfactorily performed all of the functions tested. The final phase of Acceptance Testing will be held at GIG's site, and will test the Functional Requirements and System Loading using GIG's computers and will be used to test a variety of other conditions that may be encountered in a live, commercial environment including interfaces to third-party software. The final phase of Acceptance Testing will be held when GIG has its system available for such testing which the Company estimates is not likely until September 2001. The Company is entitled to earn a bonus of up to $600,000 for early completion of the Acceptance Testing.


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

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit, as defined, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses at GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of June 30, 2001, the Company had received an aggregate of $5,250,000 in connection with the Agreements, and there was $5,500,000 being held in the third party escrow account.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) System to enhance its use on the Internet. These modifications are scheduled to be delivered over a 30-month period. The first phase of the project, which will allow deployment of the System using industry standard browsers over the Internet, has a 10-month implementation schedule. The Company is entitled to earn a bonus for early completion of this phase.

         Coincident with the signing of the Agreements, GIG was granted a Warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the Warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these Agreements. The fully vested Warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. Amortization expense related to the Warrant for the three and nine months ended June 30, 2001 was $25,800 and $77,400, respectively, which has been netted against revenue generated from the Agreements.


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

II:      Other Information


Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  None


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Interactive Systems Worldwide Inc.






Dated:  August 10, 2001                   By: /s/ Barry Mindes
                                              ---------------------------------
                                              Barry Mindes, Chairman of
                                              the Board of Directors
                                              (Principal Executive Officer)



Dated:  August 10, 2001                   By: /s/ Bernard Albanese
                                              ---------------------------------
                                              Bernard Albanese, President,
                                              Treasurer and Director
                                              (Principal Financial Officer)