Form 10KSB
period 2001-09-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2001-12-21
CIK 1025995

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2001
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to
         ________
                      -------------------------------------

                         Commission file number 0-21831
                       INTERACTIVE SYSTEMS WORLDWIDE INC.
                    f/k/a International Sports Wagering Inc.
                 (Name of small business issuer in its charter)

                    Delaware                                   22-3375134
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                 organization)                             Identification No.)


               2 Andrews Drive, 2nd Floor,                      07424-2672
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year (ended September 30, 2001) were $4,747,000.

         The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of December 14, 2001 was approximately $33,294,000.

         The number of shares of Common Stock, $.001 par value, outstanding as of December 14, 2001 was 8,897,045.

         The issuer hereby incorporates by reference into Part III of this report, its definitive proxy statement to be filed on or prior to January 29, 2002. If the definitive proxy statement is not filed on or prior to January 29, 2002, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 29, 2002.

         Transitional Small Business Disclosure Format (check one):
                                                                YES | |  NO |X|

                                Introductory Note

         Interactive Systems Worldwide Inc. has designed and developed an interactive, proprietary, patented software system that enables users to wager during the course of a sporting event.

         Certain statements in this Report on Form 10-KSB ("Report") under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the ability of the Company to fulfill all requirements of the License Agreements described herein; the ability of Global Interactive Gaming LLC or Global Interactive Gaming Limited (collectively "GIG") to market its products, including the SportXction(TM) System, developed and modified by the Company, statements regarding potential market size, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company and/or GIG to attract adequate numbers of players to the SportXction(TM) System for sports wagering and sports contests, the ability of the Company to raise additional financing if required, the likelihood that the Company will be, or continue to be, profitable and/or cash flow positive in the future, the length of time the Company's cash resources will last and meeting its cash requirements, the ability of GIG to continue to pay the fees required to be paid to the Company under the License Agreements, whether legal or regulatory requirements will inhibit marketing of the products as intended by GIG and the likelihood that the Company's securities will continue to be listed on NASDAQ. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks and factors include, among others, those listed under the heading "Description of Business - Important Factors Regarding Forward Looking Statements and Other Risks." When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

         Item 1. Description of Business

         The Company

         Interactive Systems Worldwide Inc. (the "Company") has designed, developed and patented an interactive hardware and proprietary software system (the "SportXction(TM) System") that enables users to wager at fixed prices during the course of a sporting event, such as football, baseball, soccer and basketball, among many others. The SportXction(TM) System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, will a batter get on base, will a penalty shot be successful, or will a player make two foul shots. The SportXction(TM) System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

         The SportXction(TM) System software monitors and changes the odds on the contestants in a sporting event to induce the players to wager such that the betting pool for each betting proposition is continuously driven toward a financial balance, to within a pre-set level. In general, a balanced pool is achieved when the money bet on one side of a betting proposition is sufficient to pay off the winners on the other side of that proposition, should the other side win. Wagers may be placed simultaneously through a variety of input devices, such as interactive television set-top boxes, personal computer terminals, wireless Web connected PDA's, cell phones with graphic displays, etc., linked to the SportXction(TM) System. The SportXction(TM) System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, subtracting bet amounts and adding payouts.

         Recent Developments

         On March 17, 2000, the Company signed License Agreements (collectively, the "Agreements") with Global Interactive Gaming LLC and Global Interactive Gaming Limited (collectively "GIG"), whose majority shareholders are Prisma iVentures Ltd., a UK company and subsidiary of The Kirch Group, a German media conglomerate, and Multi-Games Development, Inc., a Delaware corporation. Under the terms of the Agreements, the Company granted exclusive licenses to market, distribute and use the Company's interactive SportXction(TM) System software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including for contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of the SportXction(TM) System in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The Company has several projects under consideration in those markets using its patented and proprietary software.

         Prisma iVentures Ltd. is leading the marketing and distribution effort. The Kirch Group is a media conglomerate and a significant participant in media in Europe. KirchMedia represents The Kirch Group's core business in the sport's rights trade, the production of broadcast television and film technology. It is one of the largest international producers in movie and television entertainment and is the majority shareholder in Germany's second largest commercial television network, SAT1. KirchMedia also owns DSF, a 24 hour sports channel, and owns and operates Premiere World, Germany's leading digital pay TV service. Premiere World's sports programming package includes the top games from German Football (Soccer) Leagues 1 and 2, plus matches from the best of international soccer. It also offers Formula 1, boxing, tennis, ice hockey, the handball world championships, the track and field athletics Golden League, plus NFL football, Major League Baseball, NBA basketball, NHL hockey, PGA golf and professional wrestling. The Kirch Group also holds the rights to the World Cup international soccer championship for the next two tournaments and worldwide Formula 1 automobile racing.

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit, as defined, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses at GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term. The total minimum license fees during the 14-year term are approximately $250 million, after which the license is fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. The Company is currently being paid at the minimum rates because GIG has not yet commenced commercial use of the SportXction(TM) System software.

         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 4.9% (approximately 425,000 shares) of the number of shares of the Company's common stock then outstanding, at an exercise price of $4.38 per share. The fully vested warrant became exercisable on September 18, 2001,18 months after it was issued, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of grant, subject to the terms of the Warrant Agreement.

         On February 28, 2001, at the Company's annual meeting of stockholders, an amendment to the Company's Certificate of Incorporation, to change the Company's name to Interactive Systems Worldwide Inc., was approved. The purpose of the name change was to reflect the changes in the business focus of the Company that have occurred during the past year. The Company believed that the existing name was too limiting and that the new name is more descriptive of the Company's business and technology. The change in corporate name did not affect the status of the Company or the rights of any stockholder in any respect, or the validity or transferability of outstanding stock certificates. The Company has retained the trading symbol "ISWI".

         On April 9, 2001, the Company elected to change its independent public accountants based upon cost considerations. As of April 9, 2001 it retained Richard A. Eisner & Company, LLP as its independent public accountants.

         The terms of the GIG Licensing Agreements require the Company to make certain modifications to the SportXction(TM) System software to enhance its use on the Internet and other interactive media. In September 2001, the Company received final acceptance of the first milestone (Milestone A), the major deliverable under the Agreements, and is currently completing enhancements to its SportXction(TM) System software to satisfy the remaining requirements of the Agreements. With this formal acceptance, the Company earned a bonus of $600,000 for completing this milestone four months ahead of schedule. This bonus will be paid in two equal installments: the first when the licensed software is used for any commercial purpose (other than testing,) but no later than February 1, 2002, and the second nine months later.

         This first deliverable contains a fully functional implementation of the Company's Sportxction(TM) sports wagering system, as it was enhanced and expanded for simultaneous use by millions of users for many thousands of transactions per second. This deliverable includes an interface for use with Internet browsers. It also exceeded the first deliverable loading criteria (a transaction throughput specification of 2,000 transactions per second). In fact, in previously conducted in-house testing, the SportXction(TM) System software exceeded the final software deliverable specification of 5,000 transactions per second. The results were achieved using distributed processing techniques that minimize the capabilities required from the computer hardware.

         The Company believes that its SportXction(TM) System software can be used with or in conjunction with interactive television and near real-time streaming video, through the use of interfaces, such as on-line computer terminals, set-top boxes, and hand-held, wireless devices like cell phones and personal digital assistants, as an international application. GIG has stated that it intends to employ the Company's technology in international wagering and contest applications. The most significant of the modifications required under the Agreements is to render the SportXction(TM) System software capable of accommodating 1.5 million simultaneous users in each of 32 interconnected regional (country) systems, with each system able to process 25,000 transactions (wagers or contest selections) in a five second interval. Additionally, the SportXction(TM) System software must support multiple languages and currencies, 10 different sports, and 15 concurrent sporting events. The Company believes that its SportXction(TM) System has the potential of accommodating more than 50 million players during a major international sporting event, such as the World Cup.

         On September 10, 2001, ISWI's licensee, GIG, announced its first two agreements for use of the licensed software. These agreements call for the software to be employed in the United Kingdom with interactive digital television by Telewest Communications and ITV Digital. These two carriers, among the largest interactive television providers in England, have approximately 5 million customers between them, in somewhat fewer than 2 million households. On November 15, 2001, GIG signed an agreement with Italy's Freedomland Internet Television, Europe's largest open access Interactive Internet TV provider. In an interactive TV implementation, the player enters his wagers by using his television remote control device, while viewing a sporting event, as he would normally do on his television set. There is no special equipment or training required, other than in the use of the TV remote control device, and the customer requires no computer literacy.

         In early November 2001, the Company delivered an alpha test release of a major augmentation to the software delivered for Milestone A. This software release provides the functionality required for an interactive television (iDTV) interface. This interface is needed on the important contracts recently signed by GIG with Telewest, ITV Digital and Freedomland for use of the system with interactive digital cable transmission. This will be the first implementation of the system. The software is undergoing tests currently in England, preparatory to its planned cutover into commercial service early in 2002. Subsequent versions are intended for deployment in conjunction with interactive TV using satellite, direct broadcast, and wireless use with mobile telephones and other hand-held devices. Other broadband modalities are also possible, including near real-time streaming video.

         There are other potential uses for the technology that the Company has developed in other markets, such as transaction processing for financial institutions, lotteries and on-line auctions.

         On December 4, 2001, the Company announced that it had extended its 1,750,000 Warrants to purchase Common Stock. These warrants now expire at 5:00 p.m. New York City time on February 25, 2002 and are currently exercisable at $7.20 per share.

         History

         The Company commenced operations in May 1995 and is the successor by merger to Systems Enterprises, Inc., which was organized in December 1992. The Company's SportXction(TM) System was conceived by the Company's founder, Mr. Barry Mindes, who together with Mr. Bernard Albanese, developed a simulation of the SportXction(TM) System for use in determining whether casinos in Nevada had interest in the SportXction(TM) System. Additionally, patent applications covering the SportXction(TM) System were prepared and filed with the U.S. Patent and Trademark Office and corresponding foreign patent applications were also filed. In May 1995, the Company raised in a private transaction approximately $1,700,000 in equity capital and, subsequently, net proceeds of approximately $550,000 through a bridge financing. After the initial equity capital was raised, personnel, consisting primarily of software engineers and programmers, were recruited and hired and the Company engaged in research and development and testing of the SportXction(TM) System. These activities included writing software, developing required mathematical algorithms, performing statistical modeling, selecting and configuring the hardware needed for use with the SportXction(TM) System and determining the initial betting propositions to be offered. The Company tested the SportXction(TM) System in a non-wagering environment and then conducted its own live trial in a wagering environment using play money. Thereafter, in mid-1996, the Company sought approval for use of the System from the Nevada Gaming Authorities (as hereinafter defined). On December 11, 1996, the Company consummated its initial public offering (the "IPO") pursuant to which it sold 1,725,000 Units (including over-allotments) for gross proceeds of $10,350,000. Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share (the "Common Stock"), and one redeemable Warrant (collectively, the "Warrants") to purchase one share of Common Stock at an exercise price of $7.20 per share, which Warrants expire on February 25, 2002. The Common Stock and the Warrants now trade separately on the NASDAQ Small Cap Market and no longer trade as a Unit.

         After completing trials of the SportXction(TM) System, it was approved for use in January, 1997 by the Nevada Gaming Authorities. After initially using the SportXction(TM) System in several individual casinos, subsequently in a group of inter-linked casinos, and ultimately from remote, non-casino locations, the Company, in April 2000, discontinued operation of the SportXction(TM) System in Nevada. The Company concluded that although the SportXction(TM) System functioned properly, it would not attract a sufficient number of players or produce sufficient revenues to warrant the Company continuing to operate the SportXction(TM) System within the Nevada market. Moreover, the signing of the exclusive worldwide licensing Agreements with GIG in March 2000 changed the focus of the Company. In management's judgment, the Nevada wagering operation had become an administrative and technical distraction, and an impediment to dealings with sports leagues in the United States concerning use of the SportXction(TM) System for use in contests.

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

         Sports wagering internationally takes place principally in betting parlors, where bettors merely place bets and redeem winnings; to a lesser degree, in betting facilities where bettors view sporting events while wagering (in a manner similar to how wagering is conducted in Nevada casinos); and from remote locations via the Internet, such as from bettors' homes. By far the largest present venue for sports wagering internationally is via the Internet, which is legal in many foreign countries. Sports wagering using interactive TV set-top boxes is just now being proposed and developed, with anticipated introduction into service expected imminently. The Company expects to participate heavily in this developing market, since GIG intends to utilize the Company's proprietary SportXction(TM) System software in its overall system to enable players to make legal sports wagers by means of interactive TV.

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

         In the United States, gambling on the Internet is illegal both for players and operators of Internet wagering sites. There is uncertainty concerning whether under United States law Internet sites located in foreign jurisdictions, where such sites are legal, that are operated by foreign nationals, may accept wagers placed by players located in the United States. Nevertheless, wagering on the Internet is pervasive and entrenched for wagering by players outside of the United States at foreign wagering sites. The Agreements between the Company and GIG precludes GIG from using the Company's SportXction(TM) System software to accept wagers where it is illegal to do so.

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

         The Sportxction(TM) System is capable of being used with interactive television, over the Internet, or from cell phones or other hand held devices, such as PDA's, as input devices. Furthermore, in addition to following the sporting event on television, this could also be done on the radio, or even while attending a live event, with wagers being entered via in-place terminals or from hand held devices.

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

         The SportXction(TM) System works on a "bet against deposited funds" basis. When a bettor wishes to wager using the SportXction(TM) System, he must establish an account and fund it by depositing a sum of money in the account. The bettor places wagers using his funds on deposit. The SportXction(TM) System automatically adds the bettor's payouts and subtracts amounts bet from his account. When the player wishes to commence play, he signs on the SportXction(TM) System through the player's betting device which could be an on-line terminal, set-top box, hand-held device, or the like ("Player's Betting Device"). The Player's Betting Device will show his available balance, initially equal to his deposit. As wagers are placed, this balance is reduced by the amounts wagered. When the bettor wins, his Betting Device shows that the bettor has won and his balance is automatically increased by the wager's payout.

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

         The major elements of the SportXction(TM) System include the Hub Server, Pool Processor, plus numerous input and control software modules which run on individual computer terminals, including the Player's Betting Device, Game Controller Module, Game Supervisor Module, Manager Module, Administrative Module and Cashier Module, all of which are controlled by proprietary software. There are also a variety of printers for printing receipts and reports. The SportXction(TM) System processes secure messages exchanged between the various elements in real time and employs sophisticated mathematical algorithms in their functioning. These are used with event statistics and statistical modeling. The television display is independent of the SportXction(TM) System. The television image is provided to allow the player to follow the game. The SportXction(TM) System can operate without the operator providing a television signal. A player could, for example, view any television or display while betting on the internet, or even listen to an audio commentary account of the game. The SportXction(TM) System uses redundant hardware and re-start and recovery software to maximize System up-time upon component failure.

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

         The Player's Betting Device is the instrument through which bettors are able to enter bets into the SportXction(TM) System. It displays the wagers available, their prices and the payoff to be gained, the status of the player's available balance, open bet dollars, plus control buttons for signing on and off, selecting a game, reviewing and sending bets, reviewing bet history, and other information appropriate to interactive wagering. These devices could be computers on a private network or over the Internet, set-top boxes on an interactive TV network, or in the future, web-enabled cellular phones or personal digital assistants.

         Data relating to all substantive events during the course of a sporting event that affect the betting odds are entered into the SportXction(TM) System through the Game Controller Module by the game controller for each event. These events include points or runs scored, period, inning, outs, downs, team having possession of the ball, and the like, depending upon the sport. The SportXction(TM) System sends this information to the pool processor to open and close betting propositions, determine unofficial proposition side winners and set opening lines, among other things. Because the game controller is entering data during a live sporting event, bets are delayed briefly to enable the game controller to enter the data.

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

         The Manager Module is used to oversee the entire operation of the System at one time. This Module allows the manager to monitor the overall system activity and volume, perform system configuration functions, and monitor system alerts.

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

         The Cashier Module can access the status of every player's account. It is the link through which funds can be manually entered into and withdrawn from accounts, adjustments are made, and other manual interactions with player accounts are accomplished in the casino version of the SportXction(TM) System. For on-line implementations, the SportXction(TM) System's design also allows players to transfer funds securely from financial institutions into and out of their SportXction(TM) accounts.

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

         The Company has not yet modified its traditional pre-game wagering software to be compatible with an interactive television game delivery mode. This modification is not required by the GIG Agreements. However, the Company does not consider such a modification to the software, as it exists, to be of significant difficulty or scope. Most of the effort required for this modification concerns the user interface screen and is the responsibility of GIG, not the Company's.

         Marketing and Sales Strategy

         As the Company has licensed world-wide rights to its SportXction(TM) System for wagering and contests exclusively to GIG (except for wagering in Nevada), the Company is no longer marketing the System for those purposes, other than in Nevada. While the Company is enhancing the System for use by GIG, marketing activities in Nevada are only being conducted on a limited basis at present. The Company expects to increase that marketing effort when the current enhancements to the System for GIG are completed, with the goal of re-entering the Nevada market with the enhanced software, either as a licensor or even possibly, although less likely, as an operator. The Company's Nevada gaming license has been maintained for that purpose. The Company has been in discussions with certain casinos in Nevada to provide its enhanced SportXction(TM) System to such casinos on a revenue-sharing basis.

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

         The Company also has a patent pending to use its technology in the trading of financial instruments. The patent covers, in particular, an "automated specialist", which uses artificial intelligence that permits trading a much higher speeds, greater accuracy in balanced trading and much lower cost than was possible heretofore.

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

         Governmental Regulation

         Prior to April 2000, the Company conducted business in the State of Nevada. As such, it was required to obtain a gaming license as an operator of an "inter-casino linked system" ("OILS License") and to register with the Nevada Gaming Commission as a publicly-traded corporation. The Company is not currently operating in Nevada, although it continues to hold its OILS License and is still registered. It is marketing its current System to casinos in Nevada on a limited basis. It may also elect to market its enhanced system in Nevada in the future. Any continued marketing efforts are aimed at licensing the Company's SportXction(TM) System to casinos in order for them to operate a system utilizing the Company's SportXction(TM) System software. Should the Company license its SportXction(TM) System software to one or more casinos in Nevada, it will need a new gaming license if it shares in any gaming revenue. The Company has no current plans to re-enter the business of operating a sports wagering system in Nevada or elsewhere. Nevertheless, in order to maintain its OILS License, the Company must continue to comply with Nevada gaming law.

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

         In order for the Company to be compensated for use of the SportXction(TM) System in Nevada on the basis of a percentage of the revenue received by a licensed gaming establishment or on a transaction fee basis, the Company was required to obtain an OILS License and to be registered by the Nevada Commission as a publicly-traded corporation (a "Registered Corporation"). In addition, because the Company qualifies as a Registered Corporation as a result of the consummation of its initial public offering, it was required to receive an exemption from provisions of the Nevada Act that render a Registered Corporation ineligible to hold a gaming license. On April 23, 1998, the Nevada Commission granted the Company an OILS License and registered it as a Registered Corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited the Company, as a Registered Corporation, from holding a Nevada OILS License. The Company's OILS License was renewed, without time limitation, on November 18, 1999, and has a number of conditions, all of which were agreed to by the Company, relating to the Company's operations and to the System's method of operation and accounting. As a Registered Corporation and a gaming licensee ("Gaming Licensee") the following regulatory requirements apply to the Company:

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

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation and Gaming Licensee in order to determine whether such individual is suitable or should be licensed as a business associate of a Gaming Licensee. Officers, directors and certain key employees of the Company were required to file applications with the Nevada Gaming Authorities and may also be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities in respect of the operation of the System may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability of licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. The Nevada Gaming Authorities may deny an application for any cause that they deem reasonable. All of the Company's current executive officers and directors, except for its outside directors, have been licensed.

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

         If it were determined that the Nevada Act was violated by the Company, the registration and OILS Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Furthermore, the Nevada Commission could revoke the approval of the System and could order the termination of existing contracts for the System. Limitation, conditioning or suspension of the registration and OILS Licenses held by the Company could adversely affect the Company's gaming operations in Nevada and inhibit or prohibit the Company's attempt to license its SportXction(TM) System in Nevada on a revenue-sharing basis.

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

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with, or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

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

         Personnel

         The Company currently has nine full-time employees, consisting of the Chairman of the Board, President, Vice President-Software Development, four software engineers and programmers, an accountant, and one support services employee. The Company considers its relations with its employees to be good.

         The Company also utilizes outside consultants on specific assignments or projects. The Company may seek to hire additional programmers, technicians and administrative personnel.

         Research and Development

         During the fiscal years ended September 30, 2001 and 2000, the Company spent approximately $995,000 and $1,020,000, respectively, on research and development activities. These expenses included primarily, programmers' salaries and benefits, consultants' fees, patent fees, and the depreciation expense associated with computer equipment used in the development of the System. During the fiscal years ended September 30, 2001 and 2000, substantially all of the Company's research and development expense reflect direct costs of revenue associated with the GIG Agreements. The Company intends to continue to expend significant sums on such activities.

         The Company capitalized $121,000 of expenses related to enhancements of its SportXction(TM) System that were not required under the GIG Agreements. These expenses will be amortized over the remaining life of the contract after the enhancements are put into commercial use.

         Important Factors Regarding Forward Looking Statements and Other Risks

         Certain statements in this Report under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the ability of the Company to fulfill all requirements of the Licensing Agreements described herein; the ability of GIG to market its products, including the SportXction(TM) System and GIG's other products; statements regarding potential market size; the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products; the ability of the Company and/or GIG to attract adequate numbers of players to the SportXction(TM) System for sports wagering and sports contests; the ability of the Company to raise additional financing if required; the likelihood that the Company will be, or continue to be, profitable and/or cash flow positive in the future; the length of time the Company's cash resources will last and meeting its cash requirements; the ability of GIG to continue to pay the fees required to be paid to the Company under the Agreements; whether legal or regulatory requirements will inhibit marketing of the products as intended by GIG; and whether the Company's securities will continue to be listed on NASDAQ. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such factors include, among others, those described below and those presented elsewhere by management from time to time. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Modifications to Software. Pursuant to the terms of the Agreements with GIG, the Company is required to modify its proprietary software in order for it to meet certain new technical parameters and perform certain new functions. The Company has already received Acceptance of the first deliverable milestone. Although the Company is currently ahead of the schedule required of it to meet the other milestones necessary under the Agreements, there is no assurance that such a schedule can be maintained or that all deliverables required under the Agreements can be produced or if they can be produced, whether they will be produced in a timely fashion.

         Marketing of Product. GIG is a newly established entity with very limited experience in wagering operations. GIG has never attempted to market a product containing the Company's proprietary, patented technology. If GIG is unable to market the SportXction(TM) System, or if it is unable to encourage a sufficient number of players to wager through the SportXction(TM) System, GIG may be unable to pay the Company the minimum fees required under the Agreements. Failure of GIG to continue to make payments under the Agreements would have a material adverse effect on the Company's operations.

         History of Losses. Until entering into the Agreements with GIG, the Company was in the development stage and generated limited revenues from the SportXction(TM) System. As of September 30, 2001 and September 30, 2000, the Company had cumulative net losses since inception of approximately $4.2 and $9.3 million, respectively. Although the Company's results of operations during the second half of the fiscal year ended September 30, 2000 and during the entire fiscal year ended September 30, 2001 have been profitable and the Company has been cash flow positive during that period, there can be no assurance that the Company will continue to achieve such results. The likelihood of the Company's success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, many of which may be beyond the Company's control. These include, but are not limited to, the ability of GIG to operate its anticipated business; the ability of GIG to attract a sufficient number of players desirous of utilizing the SportXction(TM) System; unanticipated problems relating to further software enhancement and development; acceptance of the SportXction(TM) System by the wagering public; testing; gaming regulations (both those in the United States and in foreign countries) and taxes; the competitive and regulatory environment in which the Company and/or GIG plan to operate; marketing problems; and additional costs and expenses that may exceed current estimates.

         Cash Requirements; Need for Additional Financing. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements through at least the next 24 - 30 months based upon the Company's current business plan (see "Management's Discussion and Analysis") and longer, subject to continuation of the minimum payments under the Agreements being made to the Company by GIG. The Company's cash requirements may vary materially from those now planned due to a number of factors, including the failure of GIG to continue to make the payments required under the Agreements, the response of competitors to the SportXction(TM) System and the ability of the Company and its management to satisfy applicable licensing requirements. The Company may need to raise additional capital to fund its future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to limit its operations significantly.

         Governmental Regulation. Sports wagering is highly regulated in the United States and worldwide. The inability of GIG and/or the Company to obtain any gaming licenses or other approvals that may be required could have a material adverse impact on GIG and the Company (see "Business - Governmental Regulation").

         Competition. The Company's SportXction(TM) System and the business intended to be operated by GIG competes with other forms of gambling, including, but not limited to, sports wagering as currently conducted world-wide, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, government-sponsored lotteries, on-and off- track betting on horses and dogs, jai alai, offshore cruise ships, riverboats, illegal wagering of all types including that conducted over the Internet, and Native American gaming operations. The gaming industry is also subject to shifting consumer preferences and perceptions. A shift in consumer acceptance or interest in gaming could adversely affect GIG and thereby adversely affect the Company. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company's business or GIG's business or that the Company will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner.

         Uncertainties Regarding Intellectual Property. The Company regards the SportXction(TM) System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company has two United States patents for its proprietary wagering methods and its related computer processing system. Corresponding applications have been or will be filed in certain foreign countries some of which have been issued and some of which are pending. The Company also has a patent pending to use its technology in the trading of financial instruments. No assurance can be given that any of the Company's pending domestic or foreign patent pending applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect its technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company's business, financial condition and results of operations. It is the Company's policy that all employees and consultants involved in research and development activities sign non-disclosure agreements; however, this may not afford the Company sufficient protection for its know-how and its proprietary information and products. Other parties may independently develop similar or more advanced technologies or design around aspects of the Company's technology which may be patented or duplicate the Company's trade secrets.

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

         Control by Management. As of December 14, 2001, Barry Mindes, Mindes Family Limited Partnership, of which an entity controlled by Mr. Mindes is general partner, Bernard Albanese and the Marie Albanese Trust, a trust for the benefit of Mr. Albanese's wife, together beneficially own approximately 39% of the outstanding shares of Common Stock (excluding any stock options held by Mr. Albanese which could, in the future, be exercised). As a result of such ownership, such stockholders are likely to have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

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

         NASDAQ Delisting; Low Stock Price; Net Tangible Assets. The trading of the Company's Common Stock and Warrants on NASDAQ will be conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by NASDAQ. To maintain eligibility for trading on NASDAQ, the Company will be required to, among other things, maintain net tangible assets of at least $2,000,000, have a market capitalization of $35 million, or have net income of $500,000 in the most recently completed fiscal year or in two out of the last three most recently completed fiscal years, maintain a minimum bid price of $1.00 per share; and adhere to certain corporate governance provisions.

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

         In order to meet this requirement, the Company sold on April 10, 2000, to accredited investors in a private transaction not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded by Section 4(2) thereof, 333,333 shares of the Company's Common Stock, for a total of $500,000, or $1.50 per share, which was approximately $0.50 per share below the last sales price on the date that transaction was negotiated. The Company also agreed to promptly file a registration statement with the SEC in order to register all their shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000. The Company believes that it was in the best interests of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources were necessary for the Company to attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ. Prior to the sale of Common Stock mentioned above, the Company, in January 2000, sold to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) thereof, 800,000 shares of the Company's Common Stock for a total of $1 million, or $1.25 per share, which was approximately $.50 per share below the last sales price on the day that transaction was negotiated. These shares were included in the registration statement mentioned above.

         The effects of delisting include the limited release of the market prices of the Company's securities and limited news coverage of the Company. Delisting may restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. On March 10, 1998, the Company received notice from NASDAQ indicating that because the Company's shares of Common Stock failed to maintain a closing bid price of $1.00 or more for a period of 30 days, it would be subject to delisting. The Company was given a period of 90 days in which to regain compliance with the minimum bid price requirement. Prior to the end of such 90-day period, the Company's shares of Common Stock met the minimum bid price requirement and, therefore, its shares of Common Stock were not delisted. If in the future the Company's shares of Common Stock failed to meet the minimum bid price requirement, it might have to consider a reverse stock split or any other means permissible to attempt to meet the minimum bid price requirement, or its shares could be delisted. In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock or Warrants were delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, the Common Stock or Warrants could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction. If the Company's securities were also deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. The SEC's regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such requirements could severely limit the liquidity of the Company's securities.

         Federal and State Registration Requirements; Possible Inability to Exercise Warrants; Possible Redemption of Warrants. Holders of Warrants will have the right to exercise them only if there is a current registration statement in effect with the SEC and such shares are qualified with or approved for sale by various state securities agencies, or if in the opinion of counsel for the Company, there is an effective exemption from registration. There can be no assurance that the Company will be able to keep a registration statement covering the shares underlying the Warrants current. If a registration statement covering such shares of Common Stock is not kept current for any reason, or if the shares underlying the Warrants are not registered in the state in which a holder resides, the Warrants will not be exercisable and may be deprived of any value. The Warrants are redeemable by the Company at a price of $.05 per Warrant if the trading price of the Common Stock is at least $12.00 (200% of the initial Unit offering price) for a period of 15 consecutive trading days ending within 15 days of the date upon which the Warrants are called for redemption. If the Company elects to redeem the Warrants, such redemption could force the holders to exercise the Warrants and pay the exercise price at a time when the holders might not otherwise wish to do so or at a time when the holders might not be financially able to do so; to sell the Warrants at their then current market price when they might otherwise wish to hold the Warrants; or to accept the redemption price of $.05 per Warrant which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. The Warrants were originally scheduled to expire on December 11, 2001. On December 4, 2001, the Company announced that the expiration date of the Warrants was extended, and are scheduled to expire at 5:00PM New York City time on February 25, 2002.

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

         Item 2. Description of Property

         The Company currently leases approximately 2,500 square feet of space in West Paterson, New Jersey under a five year lease which expires on June 30, 2005. Lease payments for this facility, at which all development and administrative functions are currently conducted, during the fiscal year ended September 30, 2001, were approximately $36,000. For the fiscal year ending September 30, 2002, lease payments for this facility are expected to also be approximately $36,000. The Company also leases off-site facilities in Nevada for the storage of equipment.

         Item 3. Legal Proceedings

         None, as defined.

         Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

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

         The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low sales prices for shares of the Company's Common Stock. The quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions.

    Quarter                                          High             Low
    --------                                       -------          ------
    October 1, 1999 to December 31, 1999           $2.844           $0.656
    January 1, 2000 to March 31, 2000               5.750            1.281
    April 1, 2000 to June 30, 2000                  2.313            0.875
    July 1, 2000 to September 30, 2000              1.500            0.938
    October 1, 2000 to December 31, 2000            1.250            0.594
    January 1, 2001 to March 31, 2001               1.250            0.625
    April 1, 2001 to June 30, 2001                  3.590            0.750
    July 1, 2001 to September 30, 2001              5.090            2.420

         The high and low sales prices on December 14, 2001 were $6.85 and $6.05, respectively.

         Current Holders of Common Stock

         Based upon information supplied to the Company by its transfer agent, there were approximately 50 stockholders of record of the Common Stock on December 14, 2001. The Company believes there are in excess of 2,000 beneficial owners of its Common Stock whose shares are held in "Street Name."

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

         Recent Sales of Unregistered Securities

         On October 28, 1996, the Company issued 6 1/2 units in a bridge financing (the "Bridge Units"), each Bridge Unit consisting of (i) a 10% Senior Promissory Note (the "Bridge Notes") in the principal amount of $100,000 and
(ii) warrants to purchase 30,000 shares of the Company's Common Stock (the "Bridge Warrants"), at an initial exercise price equal to the lesser of $3.60 or 60% of the initial Unit offering price in the Company's subsequent IPO. Barington Capital Group, L.P. ("Barrington") acted as placement agent for the offering of Bridge Units which were made to a limited number of accredited investors pursuant to the exemption from the registration requirements of the Act, afforded by Section 4(2) thereof. The aggregate offering price was $650,000, of which net proceeds received by the Company amounted to approximately $550,000. An aggregate of 195,000 Bridge Warrants were issued in the bridge financing. The Bridge Warrants were exercisable at any time after issuance and expired on October 28, 2001. The shares of Common Stock issuable upon exercise of the Bridge Warrants were registered on a registration statement on Form S-3 declared effective on May 5, 2001. Prior to expiration, all but one of the Warrants were exercised, and all but one of the Warrants that were exercised were done so on a cashless basis resulting in the issuance of 45,277 additional shares of the Company's Common Stock, of which 33,064 shares were issued during the fiscal year ended September 30, 2001.

         On January 12, 2000, the Company sold to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) thereof, 800,000 shares of the Company's Common Stock, for $1,000,000, or $1.25 per share, which was approximately $0.50 per share below the last sales price on the date the transaction was negotiated. The Company also agreed to promptly file a Registration Statement with the SEC in order to register all the shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000. The Company believes that it was in the best interest of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources
(a) provided the Company with the funds necessary to continue its business and its research and development activities while pursuing negotiation of several domestic and international licensing opportunities; and (b) helped the Company in its attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ(SmallCap).

         On April 10, 2000, the Company sold to accredited investors in a private transaction not registered under the Act, in reliance upon the exemption afforded by Section 4(2) thereof, 333,333 shares of the Company's Common Stock, for a total of $500,000, or $1.50 per share, which was approximately $0.50 per share below the last sales price on the date that this transaction was negotiated. The Company also agreed to promptly file a Registration Statement with the SEC in order to register all the shares. These shares were subsequently registered on a registration statement on Form S-3 filed with the SEC on April 20, 2000 and declared effective on May 5, 2000. The Company believes that it was in the best interests of the Company and its stockholders to enter into this transaction because the proceeds of this transaction plus the Company's existing resources were necessary for the Company to attempt to meet the Net Tangible Asset requirements for continued listing on NASDAQ(SmallCap).

         In connection with the execution of the Agreements with GIG, the Company issued to GIG a warrant to purchase 426,087 shares of the Company's Common Stock at an exercise price of $4.38 per share (the "GIG Warrant"). The GIG Warrant became exercisable on September 18, 2001 (18 months after issuance) and expires on March 16, 2005. The GIG Warrant is non-transferable other than to affiliates of GIG. The shares of Common Stock issuable upon exercise of the GIG Warrant were registered on the Company's Registration Statement on Form S-3 that was declared effective on May 5, 2000.

         Item 6. Management's Discussion and Analysis

         Financial Results

         For the year ended September 30, 2001, the Company had net income of $5,343,000 or $0.60 per share on a basic and $0.56 per share on a fully diluted basis, using 8,909,132 and 9,458,353 weighted average common shares outstanding, basic and fully diluted, respectively, compared with a net loss of $844,000 or $
0.10 loss per share on a basic and fully diluted basis using 8,613,863 weighted average common shares outstanding, for the year ended September 30, 2000. Net revenues of $4,747,000 were reported for the year ended September 30, 2001, compared with net revenues of $1,581,000 reported for the prior year. This large increase in net revenues is attributable to the recognition of license fees of $4,250,000 under the Company's agreements with Global Interactive Gaming, LLC and Global Interactive Gaming Limited (collectively "GIG"), signed on March 17, 2000 (the "Agreements"), reduced by $103,000 deferred expense amortization resulting from warrants granted in connection with the GIG Agreements (see "License Agreements"), as well as the recognition of an early delivery bonus of $600,000. A small portion of the Company's revenues for the year ended September 30, 2000, represent the net win (i.e. total amount wagered less total amount paid out) of the System. The net win is affected by the success (or lack thereof) of the players in making sports wagering bets.

         The Company's net income increased by $6,187,000 for the year ended September 30, 2001. This resulted primarily from: net revenues, which increased by $3,166,000 to $4,747,000 due to the increased minimum license fees received under the GIG Agreements, as well the $600,000 early delivery bonus; the reduction of the valuation allowance against its deferred tax assets of $2,681,000 (see next paragraph); general and administrative expenses, which decreased by $326,000 to $1,232,000, primarily as a result of the closing of the Nevada office and reduced professional fees; and depreciation expense, which decreased by $206,000 to $49,000. These expense reductions were partially offset by an increase in accrued payroll expenses of $150,000 representing unpaid programmer bonuses. These bonuses are rewards for meeting goals relating to the Company earning the early delivery bonus under the GIG Agreements. The programmer bonuses will be paid upon receipt of the early delivery bonus payments from GIG.

         Prior to the fiscal year ending September 30, 2001, the Company had pre-tax losses since inception. The total net operating loss carryforward was approximately $8,822,000 as of September 30, 2000. This net operating loss carryforward resulted in gross deferred tax assets of $3,722,000, which were offset by a valuation allowance of the same amount, reducing the net deferred tax assets to $0. During the year ended September 30, 2001, the Company realized income before taxes of approximately $2,662,000, which utilized a portion of the net operating loss carryforward. In addition, based on the minimum future royalty payments to be received under the GIG Agreements, the projected income to be realized from operations, coupled with the Company having met certain commitments under those Agreements, the Company eliminated the entire valuation allowance on September 30, 2001. This reduction in the valuation allowance resulted in an increase in net deferred tax assets of $2,681,000, which the Company recorded as an income tax benefit on its statement of operations for the year ended September 30, 2001.

         The Company incurred approximately $995,000 in cost of revenues for the year ended September 30, 2001, compared with approximately $1,020,000 for the prior year. The Company capitalized $121,000 of expenses related to enhancements of its SportXction(TM) System that were not required under the GIG Agreements. These expenses will be amortized over the remaining life of the Agreements after the enhancements are put into commercial use.

         As of September 30, 2001, the Company had liquid resources totaling $5,065,000. These include cash and cash equivalents in the amount of $4,116,000, and short term investments in the amount of $949,000. Investments are limited to investment grade marketable securities with maturities of less than 18 months. The Company believes that existing resources will be sufficient to satisfy its contemplated cash requirements for at least the next 24-30 months and longer subject to continuation of the payment by GIG of the minimum payments under the Agreements. Capital expenditures are expected to be limited to the purchase of additional computer equipment in connection with its research and development activities. Existing resources will fund these requirements.

         On December 20, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $500,000 worth of the Company's Common Stock. As of September 30, 2001, the Company had purchased 242,000 shares of Common Stock at an aggregate purchase price of $441,329. In June 2001, the Board of Directors suspended the repurchase plan.

         Recent Developments

         On September 19, 2001, the Company received final acceptance of the major deliverable, Milestone A, under the License Agreements with GIG. With this formal acceptance, the Company earned a bonus of $600,000 for its early completion of this Milestone. The bonus is payable in two equal installments: the first half when the Licensed Software is used for any commercial purpose (other than testing), but no later than February 1, 2002, and the second, nine months later.

         This first deliverable contains a fully functional implementation of the Company's SportXction(TM) sports wagering System, as it was enhanced and expanded to accommodate millions of users and thousands of transactions per second. This deliverable includes an interface for use with Internet browsers. In early November 2001, the Company delivered an alpha test release of a major augmentation to the software delivered for Milestone A. This software release provides the functionality required for an interactive television (iDTV) interface. This interface is needed on the important contracts recently signed by GIG with Telewest, ITV Digital and Freedomland for use of the system with interactive digital cable transmission. This will be the first implementation of the system. The software is undergoing tests currently in England, preparatory to its planned cutover into commercial service early in 2002. Subsequent versions are intended for deployment in conjunction with interactive TV using satellite, direct broadcast, and wireless use with mobile telephones and other hand-held devices. Other broadband modalities are also possible, including near real-time streaming video.

           The Company believes that interactive television is the ideal delivery mode for the SportXction(TM) product in that the user can wager using his television remote control device with minimal interference to the viewing of the sporting event. The remaining deliverables under the Company's Agreements with GIG, which are not required for quite some time, are largely completed.

         On September 10, 2001, GIG announced that it signed two separate agreements with Telewest Communications and ITV Digital, two of the leading broadband communications and media groups in the UK, to provide them with the world's first, fully interactive, play by play betting systems, for use in conjunction with their digital TV services. In these agreements to jointly develop and adapt GIG's interactive gaming product, whose core technology is licensed from the Company, the companies expect to launch service early in 2002. On November 15, GIG signed an agreement with Italy's Freedomland Internet Television, Europe's largest open access Interactive Internet TV provider.

         Telewest provides cable television and Internet access to approximately
1.7 million households (approximately 4 million customers). ITV Digital offers the world's first commercial digital terrestrial TV platform, and has an established base of over one million interactive TV and Internet customers.

         License Agreements

         On March 17, 2000, the Company signed the License Agreements with GIG, whose majority shareholders are Prisma iVentures Ltd., a UK company and a subsidiary of The Kirch Group, a German media conglomerate, and Multi-Games Development, Inc., a Delaware corporation. Under the terms of the Agreements, the Company granted exclusive licenses to market, distribute and use the Company's interactive SportXction(TM) System software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including for contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of the SportXction(TM) System in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The Company has several projects under consideration in those markets using its patented and proprietary software.

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit, as defined, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses at GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term. The total minimum license fees during the 14-year term are approximately $250 million, after which the license is fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. The Company is currently being paid at the minimum rates because GIG has not yet commenced commercial use of the SportXction(TM) System software. As of September 30, 2001, the Company had received an aggregate of $6,500,000 in connection with the Agreements, and there was $5,750,000 being held in the third party escrow account.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) System to enhance its use on the Internet. On September 19, 2001, the Company received final acceptance of the first major deliverable, Milestone A, under the License Agreements with GIG. With this formal acceptance, the Company earned a bonus of $600,000 for its early completion of this Milestone. The remaining milestones are scheduled for completion by December 31, 2002.

         Coincident with the signing of the Agreements, GIG was granted a Warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the Warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these Agreements. The fully vested Warrant became exercisable on September 17, 2001, 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. Amortization expense related to the Warrant for the fiscal years ended September 30, 2001 and 2000 was $103,000 and $56,000, respectively, which has been netted against revenue generated from the Agreements.


         Item 7. Financial Statements

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Reference is made to the Company's Current Report on Form 8-K filled on April 16, 2001 for information relating to this Item 8.

         Item 13. Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  (a)      The following exhibits are filed herewith:

3.1         Certificate of Incorporation of the Company (1)
3.1(a)      Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company (1)
3.1(b)      Amendment, dated February 28, 2001, to Certificate of Incorporation of the Company (6)
3.2         By-Laws of the Company (1)
4.5         Warrant Agreement dated as of December 11, 1996 by and between the
            Company and American Stock Transfer & Trust Company (1)
4.5(a)      Amendment dated as of December 4, 2001, to Warrant Agreement dated
            December 11, 1996 by and between Registrant and American Stock
            Transfer & Trust Company
10.1(c)     Employment Agreement between the Company and Barry Mindes, dated as of March 17, 2000 (5)
10.2(b)     Employment Agreement between the Company and Bernard Albanese, dated as of March 17, 2000 (5)
10.3        Form of Proprietary Information, Inventions and Non-Solicitation
            Agreement (1)
10.4        Form of Subscription Agreement (1)
10.5        Rights Agreement among the Company and the investors listed on
            Schedule A therein, dated as of June 2, 1995 (1)
10.6        Stock and Warrant Purchase Agreement among the Company and the investors listed on Schedule A therein, dated as of June 2, 1995 (1)
10.7        Rights Agreement between the Company and Barry Mindes, dated as of
            June 20, 1996 (1)
10.8        Form of Stockholders Agreement among the Company, Barry Mindes and all Stockholders of the Company (other than stockholders who are party to the Rights Agreement referred to in 10.6 above) (1)
10.10       Form of Indemnification Agreement entered into between the Company and its directors and executive officers (1)
10.11       1995 Stock Option Plan, as amended January 7, 1999 (5)
10.12       1996 Stock Option Plan, as amended January 26, 2000 (5)
10.13       Form of Incentive Stock Option Agreement (2)
10.14       Form of Non-Qualified Stock Option Agreement (2)
10.15       License Agreement dated as of March 17, 2000 by and among the
            Company and Global Interactive Gaming Limited (formerly Global
            Interactive Gaming AG) (3)
10.16       License Agreement dated as of March 17, 2000 by and among the
            Company and Global Interactive Gaming LLC (formerly Global
            Interactive Gaming Inc.) (3)
10.17       Purchase and Sale Agreement dated as of April 10, 2000 by and among the Company and certain accredited investors (4)
10.18       Purchase and Sale Agreement dated as of January 12, 2000 by and among the Company and certain accredited investors (5)
10.19       Non-Transferable Warrant issued March 17, 2000 (5)
23.1(a)     Consent of KPMG LLP
23.1(b)     Consent of Richard A. Eisner & Company., LLP
24.1        Power of Attorney (Included on signature page hereto)

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

         (4) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Current Report on Form 8-K dated April 11, 2000.

         (5) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Annual Report on Form 10-KSB dated December 22, 2000.

         (6) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Current Report on Form 8-K dated February 28, 2001.

                                    PART III

         The information required by Part III is hereby incorporated by reference from the Company's definitive proxy statement involving the election of directors to be filed on or prior to January 29, 2002. If the definitive proxy statement is not filed on or prior to January 29, 2002, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 29, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERACTIVE SYSTEMS WORLDWIDE INC.


                           By:/s/ Barry Mindes
                              --------------------------------------------------
                               Barry Mindes, Chairman of the Board
                              (Principal Executive Officer)



                           December 21, 2001

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


               Signature                                       Title                               Date
               ---------                                       -----                               ----
                                         Chairman of the Board and Director                  December 21, 2001
           /s/ Barry Mindes              (Principal Executive Officer)
----------------------------------------
             Barry Mindes


                                         President, Treasurer and Director  (Principal       December 21, 2001
         /s/ Bernard Albanese            Financial and Accounting Officer)
----------------------------------------
           Bernard Albanese


        /s/ Fredric Kupersmith           Director                                            December 21, 2001
----------------------------------------
          Fredric Kupersmith


          /s/ Janet Mandelker            Director                                            December 21, 2001
----------------------------------------
            Janet Mandelker


          /s/ Harold Rapaport            Director                                            December 21, 2001
----------------------------------------
            Harold Rapaport



                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.

                          Index to Financial Statements


                                                                          Page
                                                                          ----

     Independent Auditors' Reports                                         F-2

     Balance Sheets as of September 30, 2001 and 2000                      F-4

     Statements of Operations for the years ended
     September 30, 2001 and 2000                                           F-5

     Statements of Stockholders' Equity for the years ended
     September 30, 2001 and 2000                                           F-6

     Statements of Cash Flows for the years ended
     September 30, 2001 and 2000                                           F-7

     Notes to Financial Statements                                         F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Interactive Systems Worldwide Inc.

     We have audited the accompanying balance sheet of Interactive Systems Worldwide Inc. (formerly International Sports Wagering Inc.) as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Systems Worldwide Inc. as of September 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ RICHARD A. EISNER & COMPANY, LLP

New York, New York
November 8, 2001

With respect to the last paragraph of Note 3
December 4, 2001

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Interactive Systems Worldwide Inc.:

     We have audited the accompanying balance sheet of Interactive Systems Worldwide Inc (formerly International Sports Wagering Inc.) as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Systems Worldwide Inc. (formerly International Sports Wagering Inc.) as of September 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ KPMG LLP

New York, New York
November 17, 2000

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                                 Balance Sheets
                           September 30, 2001 and 2000

             (Amounts in thousands except share and per share data)

                          ASSETS


                                                             2001        2000
                                                           --------    --------
Current assets:
  Cash and cash equivalents                                $  4,116    $    141
  Accounts receivable                                           300           2
  Investments in marketable securities                          949       2,714
  Deferred income taxes                                       1,791          --
  Prepaid expenses and other current
   assets                                                        32          66
                                                           --------    --------

      Total current assets                                    7,188       2,923

Property and equipment, net                                      60          79
Accounts receivable - non current portion                       300
Capitalized software                                            121          --
Deferred income taxes                                           890          --
Other assets                                                     15          15
                                                           --------    --------

      Total assets                                         $  8,574    $  3,017
                                                           ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $     40    $     16
  Deferred revenues                                             625         375
  Accrued expenses                                              304          69
                                                           --------    --------

      Total current liabilities                                 969         460
                                                           --------    --------

Commitments (Note 7)

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized,
   none issued                                                   --          --
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized;
   9,102,832 shares issued
    in 2001, and 9,030,992 shares
   issued and outstanding in 2000                                 9           9
  Additional paid-in capital                                 13,326      13,283
  Treasury stock, at cost
   242,000 shares in 2001                                      (441)         --
  Deferred expense, net                                      (1,291)     (1,394)
  Accumulated deficit                                        (3,998)     (9,341)
                                                           --------    --------

      Total stockholders' equity                              7,605       2,557
                                                           --------    --------
      Total liabilities and
        stockholders' equity                               $  8,574    $  3,017
                                                           ========    ========


    See accompanying notes to financial statements.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                            Statements of Operations
                     Years ended September 30, 2001 and 2000

             (Amounts in thousands except share and per share data)



                                                    Year ended      Year ended
                                                  September 30,    September 30,
                                                       2001             2000
                                                   -----------      -----------
Revenues, net                                      $     4,747      $     1,581
                                                   -----------      -----------
Costs and expenses:
 Cost of revenues, research
  and development expense                                  995            1,020
 General and administrative expense                      1,232            1,558
                                                   -----------      -----------
                                                         2,227            2,578
                                                   -----------      -----------

   Operating income (loss)                               2,520             (997)
                                                   -----------      -----------

Interest income                                            142              134
Gain on sale of assets                                      --               19
                                                   -----------      -----------
                                                           142              153
                                                   -----------      -----------

   Income (loss)
    before income tax benefit                            2,662             (844)

Income tax benefit                                       2,681               --
                                                   -----------      -----------

   Net income (loss)                               $     5,343      $      (844)
                                                   ===========      ===========

Net income (loss)
 per share - basic                                 $      0.60      $     (0.10)
                                                   ===========      ===========

Weighted average basic
 common shares outstanding                           8,909,132        8,613,863
                                                   ===========      ===========

Net income (loss)
 per share - diluted                               $      0.56      $     (0.10)
                                                   ===========      ===========

Weighted average diluted
 common shares outstanding                           9,458,353        8,613,863
                                                   ===========      ===========



         See accompanying notes to financial statements.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                       Statements of Stockholders' Equity
                     Years ended September 30, 2001 and 2000

                    (Amounts in thousands except share data)



                               Common Stock       Additional                  Deferred
                          ---------------------     Paid-In       Treasury     Expense,   Accumulated
                          Shares       Amount       Capital        Stock         net        Deficit      Total
                          ---------------------  -------------   ----------   -----------  --------    --------
Balance at
 September 30, 1999       7,852,993   $       8   $  10,288        $ --         $ --      $(8,497)     $ 1,799

Issuance of common
 stock through
 private placements       1,133,333           1       1,499          --           --           --        1,500

Issuance of common
 stock through
 exercise of options         44,666          --          46          --           --           --           46

Net loss                         --          --          --          --           --         (844)        (844)

Deferred expense
 associated with
 GIG warrants                    --          --       1,450          --       (1,450)          --           --

Amortization of
 warrant charges                 --          --          --          --           56           --           56
                          ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at
 September 30, 2000       9,030,992           9      13,283          --       (1,394)      (9,341)       2,557

Purchase of 242,000
 shares of treasury
 stock                           --          --          --        (441)          --           --         (441)

Issuance of common
 stock through
 exercise of options         38,776          --          27          --           --           --           27

Net income                       --          --          --          --           --        5,343        5,343

Options issued
 to third party                  --          --          16          --           --           --           16

Amortization of GIG
 warrant charges                 --          --          --          --          103           --          103

Issuance of common
 stock through exercise
 of Bridge Warrants          33,064          --          --          --           --           --           --
                          ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at
 September 30, 2001       9,102,832   $       9   $  13,326   $    (441)   $  (1,291)   $  (3,998)   $   7,605
                          =========   =========   =========   =========    =========    =========    =========



See accompanying notes to financial statements.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                            Statements of Cash Flows
                     Years ended September 30, 2001 and 2000

                             (Amounts in thousands)



                                                   Year ended         Year ended
                                                  September 30,      September 30,
                                                       2001               2000
                                                 --------------      -------------
Cash flows from operating activities:
 Net income (loss)                                $   5,343           $     (844)
 Adjustments to reconcile net income (loss)
  to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                          49                  256
  Gain on sale of assets                                 --                  (19)
  Non-cash warrant and option charge                    119                   56
  Deferred income tax benefit                        (2,681)                  --
Changes in assets and liabilities:
  Accounts receivable                                  (598)                  10
  Prepaid expenses and other current assets              34                  (31)
  Other assets                                                               (10)
  Deposits payable                                       --                  (20)
  Accounts payable                                       24                  (83)
  Deferred revenue                                      250                  375
  Accrued expenses                                      235                  (54)
                                                    --------             --------
     Net cash provided by (used in}
      operating activities                            2,775                 (364)
                                                    --------             --------

Cash flows from investing activities:
 Purchase of investments                             (7,697)              (6,930)
 Proceeds from sales of investments                   9,462                5,652
 Purchase of property and equipment                     (30)                 (23)
 Capitalized software                                  (121)                  --
 Proceeds from sale of property and equipment            --                  138
                                                    --------             --------
    Net cash provided by (used in)
     investing activities                             1,614               (1,163)
                                                    --------             --------

Cash flows from financing activities:
 Net proceeds from issuance of common stock              27                1,546
 Purchase of treasury stock                            (441)                  --
                                                    --------            ---------
    Net cash (used in) provided by
     financing activities                              (414)               1,546
                                                   --------             ---------

 Net increase in cash
  and cash equivalents                                3,975                   19
 Cash and cash equivalents, beginning of year           141                  122
                                                    --------              -------
 Cash and cash equivalents, end of year           $   4,116              $   141
                                                    ========             ========


See accompanying notes to financial statements.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                          Notes to Financial Statements
                           September 30, 2001 and 2000

(1)       Description of Business

     Interactive Systems Worldwide Inc. (formerly known as International Sports Wagering Inc.) (the "Company") was incorporated in the State of Delaware on May 22, 1995 to develop and market an interactive, client/server based computer system for purposes of wagering on sporting events. The Company is the successor by merger to Systems Enterprises, Inc., an S-corporation incorporated in the State of New Jersey on December 17, 1992, 100% owned by the Company's founding shareholder, which had nominal operating activities during its existence.

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

         In the early part of 2000, the fundamental character of the Company changed by two events: the signing of License Agreements on March 17, 2000 (the "Agreements") with Global Interactive Gaming LLC and Global Interactive Limited (collectively "GIG"), and the discontinuation of operations in Nevada. These events effectively transformed the Company from an operator of a Nevada gaming system into a world-wide licensor of interactive gaming software. Prior to this point the Company was considered a development stage company, since it had not commenced generating significant revenue from its planned primary business activities. Coincident with the signing of the Agreements, the Company ceased to be a development stage company.

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

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses of GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million, increasing to $5 million in the second year, $6 million in the third year, and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of September 30, 2001, the Company is being paid at the minimum rates because GIG had not commenced commercial use of the software. Through such date the Company has received $6,500,000 in connection with the Agreements, and $5,750,000 is being held in the escrow account.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000

(1) Description of Business (Continued)

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) System to enhance its use on the Internet. On September 19, 2001, the Company received final acceptance of the first major deliverable, under the Agreements with GIG. With this formal acceptance, the Company earned a bonus of $600,000 for its early completion of this deliverable. The bonus, which is included in revenue in September 2001, is payable in two equal installments: the first half when the software is used for any commercial purpose (other than testing), but no later than February 1, 2002, and the second, nine months later. The remaining enhancements are scheduled for completion by December 31, 2002.

         Coincident with the signing of the Agreements, GIG was granted a warrant to purchase 426,087 shares of the Company's common stock, at an exercise price of $4.38 per share. The value of the warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized on a straight-line basis over the term of the Agreements and as an offset against the revenue recorded from these Agreements. The fully vested warrant became exercisable in September 2001, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. The $1,450,000 has been accounted for as an increase in additional paid-in capital with a corresponding offset amount recorded as deferred expense within stockholders' equity. Amortization expense related to the warrant for the fiscal year ended September 30, 2001 and 2000 was $103,000 and $56,000, respectively, which has been netted against $4,250,000 and $1,625,000, respectively of revenue generated from the Agreements, during the fiscal year ended September 30, 2001 and 2000.


(2) Summary of Significant Accounting Policies

         Cash and Cash Equivalents:

         Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days.

         Property and Equipment:

         Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the respective assets, generally three to twenty five years, using the straight-line method. Expenditures for repairs and maintenance are charged to expense as incurred.

         Investments:

         Investments at September 30, 2001 and 2000 consist of debt securities issued by the Federal government and corporate entities that are scheduled to mature within twelve months of the balance sheet date. Investments at September 30, 2001, are scheduled to mature from November 2001 to February 2002. The Company accounts for these investments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000

(2) Summary of Significant Accounting Policies (Continued)

                  Under SFAS 115, debt securities are classified as either held to maturity, trading or available-for-sale. Securities that an enterprise has the positive intent and ability to hold to maturity are classified as held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near future. All securities not classified as either held to maturity or trading are classified as available-for-sale. Held to maturity securities are reported at amortized cost, while trading and available-for-sale securities are recorded at fair value pursuant to SFAS 115. Any unrealized holding gains and losses on available-for-sale securities are recorded as a component of other comprehensive income within stockholders' equity. For trading securities, unrealized holding gains and losses are included in earnings. As of September 30, 2001 and 2000, respectively, all of the Company's debt securities are classified as available-for-sale and their fair value approximates cost.


         Software Development Costs:

         The Company accounts for software development costs in accordance with SFAS No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. Capitalized amounts are amortized commencing with the product's introduction on a straight-line basis over its estimated economic life. During the year ended September 30, 2001, the Company capitalized software development costs relating to the use of their SportXction product over enhanced TV and will amortize such costs upon product introduction over the remaining life of the Agreements with GIG.

         During 2001 and 2000, substantially all of the Company's research and development expense reflect direct costs related to required enhancements under the GIG Agreements. Cost of revenue also includes patent application and patent maintenance costs which are expensed as incurred.

         Revenue Recognition:

         The Company recognizes revenue under its Agreements with GIG based upon the computations stipulated in the Agreements, however not less than the guaranteed annual minimum amounts due under the Agreements. The Company recognizes revenue for each year's guaranteed minimum annual license fee on a straight-line basis over the respective contract year, which during 2000 approximated the ratio that total costs incurred to date for the required modifications have to the total estimated costs of modifications. The Company receives payments of the minimum amounts at predetermined dates as stipulated in the Agreements. Accordingly, collections received in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.

      Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000

(2) Summary of Significant Accounting Policies (Continued)

     Fair Value of Financial Instruments:

     SFAS No.107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short term maturity of these instruments.


     Income Taxes:

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are measured using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse. A valuation allowance is established if it is more likely than not that a portion of the deferred tax asset will not be realized.


         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
Of:

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such events and circumstances have occurred.

         Accounting for Stock Based Compensation:

         The Company accounts for its stock-based compensation in accordance with the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000

(2) Summary of Significant Accounting Policies (Continued)

         Accounting for Stock Based Compensation (Continued):

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

         Basic and Diluted Net Income (Loss) per Common Share:

         Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, "Earnings per Share". Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable reporting periods. Diluted net income per share reflects the potential dilution that could occur if outstanding options and warrants were exercised and common stock was issued utilizing the treasury stock method. As their effect would be antidilutive, no effect is given to the exercising of outstanding options or warrants in computing the 2000 diluted net loss per share (see Note 9).

         Comprehensive Income (Loss):

         SFAS No. 130, "Reporting Comprehensive Income" established standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. There were no differences between the Company's comprehensive income (loss) and its net income (loss) for all periods presented.


(3) Preferred and Common Stock

         In January 2000, the Company sold to accredited investors in a private transaction 800,000 shares for $1,000,000, or $1.25 per share. In April 2000, the Company sold to accredited investors in a private transaction 333,333 shares for a total of $500,000, or $1.50 per share. These shares were subsequently registered on a registration statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") on April 20, 2000 and declared effective on May 5, 2000.

         The designations, rights, and preferences of the preferred stock are to be determined by the Board of Directors at the time of issuance.

         During the year ended September 30, 2001, holders of warrants to purchase 170,442 shares of the Company's common stock, originally issued with a bridge financing in 1996, exercised their warrants on a cashless basis pursuant to which the Company issued 33,064 shares of common stock. As of September 30, 2001 warrants were outstanding to purchase 2,487,724 shares of the Company's common stock at exercise prices ranging from $3.39 to $11.88 per share (weighted average exercise price of $7.09). All warrants are exercisable and expire from October 2001 to March 2005 (weighted average range of 11 months).

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000

(3) Preferred and Common Stock (Continued):

         On December 4, 2001, the Board of Directors of the Company extended the expiration date of the 1,725,000 warrants issued in conjunction with the initial public offering in December 1996 to February 25, 2002. The warrants, which are exercisable at $7.20 per share, were scheduled to expire on December 11, 2001. These warrants are redeemable by the Company at $.05 per warrant if the trading price of the common stock is at least $12 for a period of 15 consecutive trading days ending within 15 days of the date upon which the warrants are called for redemption.

(4) Stock Options:

         In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"). The total number of shares of common stock with respect to which options may be granted under the 1995 Plan is 649,955. ISOs may be granted to individuals, who, at the time of grant, are employees of the Company. NQSOs may be granted to officers, directors, agents, employees and consultants of the Company, whether or not the individual is an employee of the Company. The 1995 Plan provides that the administrator must establish an exercise price for ISOs that is no less than the fair market value per share of the common stock at the date of grant. The exercise price of NQSOs shall be determined by the Board of Directors. Options granted under the 1995 Plan may not be exercisable for terms in excess of ten years from the date of grant, with vesting periods varying for option grants.



         Activity related to the 1995 Plan is as follows:

                                                        Weighted
                                            Shares    Average Price
                                            ------    -------------
Outstanding, September 30, 1999            466,195    $   0.70
   Granted                                  25,000        0.69
   Exercised                                (6,000)       0.70
   Cancelled                                    --
                                           -------
Outstanding September 30,2000              485,195        0.70
   Granted                                      --
   Exercised                               (27,776)       0.69
   Cancelled                                    --
                                           -------
Outstanding September 30,2001              457,419        0.70
                                           =======

Exercisable at September 30, 2001          457,419

Options available at September 30, 2001     80,805

         In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan as amended is substantially similar to the 1995 Plan, except that there are 1,175,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000


(4) Stock Option's (Continued):

         On October 1, 2000 the Company issued options to purchase 40,000 shares of its Common Stock at exercise prices ranging from $1.75 per share to $2.75 per share to a third party consultant in connection with an agreement between the Company and the consultant to provide investor relations and other services to the Company for a one-year period commencing October 1, 2000. Options for 10,000 shares vested on each of October 1, 2000, January 1, 2001, April 1, 2001 and July 1, 2001. The options remain exercisable until one year after termination of the agreement. The Company valued the options at $16,000 using a Black-Scholes pricing model at each vesting date and charged the cost to general and administrative expense.

     Activity related to the 1996 Plan is as follows:

                                                                   Weighted
                                                      Shares     Average Price
                                                      ------     -------------
     Outstanding September 30, 1999                   519,000         $1.12
        Granted                                       269,000          0.79
        Exercised                                     (38,666)         1.09
        Cancelled                                     (81,334)         0.93
                                                      --------
     Outstanding September 30, 2000                   668,000          1.12
        Granted                                       124,000          1.27
        Exercised                                     (11,000)         0.69
        Cancelled                                     (12,000)         0.97
                                                      --------
     Outstanding September 30, 2001                   769,000          1.03
                                                      =======

     Exercisable at September 30, 2001                530,500

     Options available at September 30, 2001          323,001


         The following table summarizes information about stock options outstanding at September 30, 2001.

                      Options Outstanding                 Options Exercisable
              ------------------------------------      -----------------------
                            Weighted
                             Average     Weighted                     Weighted
   Range of                 Remaining     Average                      Average
   Exercise      Number    Contractual   Exercise          Number     Exercise
     Price    Outstanding      Life        Price         Outstanding     Price
------------- -----------  -----------   --------        -----------  ---------
$0.67  - 0.77    902,419        6          $0.71           735,419      $0.71
 1.06  - 1.75    277,000        8           1.34           210,000       1.35
 2.08  - 2.75     47,000        8           2.30            42,500       2.33
               ---------                                   -------
               1,226,419        7           0.91           987,919      0.91
               =========                    ====           =======      ====

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000

(4) Stock Option's (Continued):

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS NO. 123, the Company's net income (loss) would have been increased to the pro forma amounts indicated below:

(Amounts in thousands except per share data)

                                                           2001        2000
                                                           ----        ----
Net income (loss) - as reported                          $ 5,343    $  (844)
Net income (loss) - pro forma                              5,187       (944)

Net income (loss) per share basic - as reported          $  0.60    $ (0.10)
Net income (loss) per share basic - pro forma               0.58      (0.11)

Net income (loss) per share diluted - as reported        $  0.56    $ (0.10)
Net income (loss) per share diluted - pro forma             0.55      (0.11)

     The pro forma amounts as noted above may not be representative of the effects on reported income or loss for future years.

              The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for both periods), risk free interest rate of 4.37% and 6.25% in 2001 and 2000, respectively, expected volatility of 123% and 143% in 2001 and 2000, respectively, and an expected life of 7 years (for both periods). The weighted average grant date fair value of options granted in 2001 and 2000 was $0.70 and $0.81, respectively.


(5)  Property and Equipment

Property and equipment at September 30, 2001 and 2000 consist of the following:

                                          2001           2000
                                          ----           ----

     Furniture and fixtures          $   31,000     $   31,000
     Building and improvements            9,000          4,000
     Computer equipment               1,374,000      1,349,000
                                     ----------      ---------
                                      1,414,000      1,384,000

    Less accumulated depreciation
         and amortization            (1,354,000)    (1,305,000)
                                    -----------    -----------
                                     $   60,000     $   79,000
                                     ===========    ==========

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000


(6)  Accrued Expenses

     Accrued expenses at September 30, 2001 and 2000 consist of the following:

                                       2001               2000
                                       ----               ----

     Professional fees               $20,000          $ 38,000
     Payroll and related costs       184,000            25,000
     Other                           100,000             6,000
                                    --------          --------
                                    $304,000          $ 69,000
                                    ========          ========



(7) Commitments and Other:

     The Company leases office facilities and equipment under operating leases. The Company's remaining minimum rental commitments under the leases are as follows:

         Year ending September 30,
         -------------------------
            2002                                   $ 53,000
            2003                                     53,000
            2004                                     45,000
            2005                                     27,000

     Rent expense under operating leases during 2001 and 2000 was $51,000 and $61,000, respectively.

     The Company entered into employment agreements with two of its employees. The agreements, one of which expires in December 2002 and the other of which expires in June 2003, provide for an aggregate minimum compensation of $550,000 in fiscal year 2002, and $263,000 thereafter. Compensation expense recognized under these agreements for the years ended September 30, 2001 and 2000 was $496,000, and $392,000, respectively. The agreements also provide for severance payments upon certain events, as defined.

     The Company has entered into a consulting agreement with a non-related third party relating to the signing of the license agreements with GIG that results in payments based on license fees received under the GIG Agreements. Under the terms of this consulting agreement, as of September 30, 2001, the Company is obligated to pay 1.5% of the next $1.5 million of license fees received, and 1.0% of all additional license fees received thereafter. Amounts expensed under this agreement for the years ended September 30, 2001 and 2000 were approximately $100,000 and $60,000, respectively.

     The Company recognized $158,000 and $333,000 in expenses relating to their attorney who is also a stockholder of the Company in 2001 and 2000, respectively.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000


(8)   Income Taxes

     The income tax benefit for the years ended September 30, 2001 and 2000 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pre-tax income (loss) as a result of the following:

                                                   Years ended
                                                  September 30,
                                           ----------------------------
                                                2001       2000
                                           ------------ ---------------
     Computed tax expense (benefit)
       at 34%                              $   905,000  $(287,000)
     50% of meals and
       entertainment expense                     4,000      1,000
     State tax expense (benefit)
       net of Federal effect and
          other                                133,000    (49,000)
     (Decrease) Increase in
       valuation allowance for
       deferred tax assets                  (3,723,000)   335,000
                                           -----------  ---------
     Income tax benefit                    $(2,681,000)  $   --
                                           ============ =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented below:

     Deferred tax assets:                         2001        2000
                                                  ----        ----
     Federal and state net
       operating loss carryforward           $2,210,000   $ 3,524,000
     Depreciation and amortization              153,000       189,000
     Employee compensation and
       benefits                                  74,000        10,000
     Deferred revenue and other                 244,000
                                             ----------    -------------
     Total gross deferred tax
       assets                                 2,681,000     3,723,000
     Less valuation allowance                        --    (3,723,000)
                                             ----------   -----------

          Net deferred tax assets            $2,681,000    $     --
                                            ===========   ===========

         As of September 30, 2001, the Company had a net operating loss carryforward of approximately $5,526,000 for Federal and state income tax reporting purposes available to offset future Federal taxable income through the year 2020 and future state taxable income through the year 2007, which may be subject to an annual limitation on its utilization under Section 382 of the Internal Revenue Code. The Company had provided a valuation allowance of $3,723,000 at September 30, 2000 against its deferred tax assets since it was previously determined that it was more likely than not that the Company would not realize such assets due to the pre-tax losses since inception. However, based upon the minimum future royalty income being held in an escrow account, as more fully described in note 1, in management's judgment, it is more likely than not that as of September 30, 2001, the Company will realize future tax benefits related to its carryforward and other temporary differences and, accordingly, the valuation allowance has been reduced by such amount resulting in a corresponding deferred tax benefit during the year ended September 30, 2001.

                       Interactive Systems Worldwide Inc.
                    f/k/a International Sports Wagering Inc.
                    Notes To Financial Statements (Continued)
                           September 30, 2001 and 2000



(9) Computation of Basic and Diluted Net Income (Loss) Per Common Share:

         The following represents the calculations of the basic and diluted net income (loss) per common share for the years ended September 30, 2001 and 2000.

(All $ amounts in 000's except per share data)

                                                           Year Ended
                                                          September 30,
                                                         2001        2000
                                                      ---------   ---------

         Net income (loss)                            $   5,343   $   (844)
                                                      =========   =========

         Weighted average basic
          common shares outstanding                   8,909,132   8,613,863

         Effect of dilutive securities:
          stock options and warrants                    549,221         --
                                                      ---------   ---------

         Weighted average diluted
          common shares outstanding                   9,458,353   8,613,863
                                                     ==========   =========

         Net income (loss) per share- basic           $    0.60   $  (0.10)
                                                      =========   =========

         Net income (loss) per share- diluted         $    0.56   $  (0.10)
                                                      =========   =========


         Warrants to purchase 2,451,087 shares of common stock at prices ranging from $4.38 to $11.88 were outstanding at September 30, 2001 but were not included in the computation of net income per share- diluted because the exercise prices were greater than the average market price of the common shares during the year. The Company's computation of dilutive net loss per share for the twelve months ended September 30, 2000 does not assume any exercise of options or warrants to purchase 3,568,149 common shares as their effect is antidilutive.