Form 10QSB
period 2001-12-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2002-02-13
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended December 31, 2001

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
Yes X    No
   ---     ---

There were 8,899,045 shares of Common Stock outstanding at January 31, 2002.

Transitional Small Business Disclosure Format (check one):
Yes      No X
   ---     ---

Interactive Systems Worldwide Inc.
December 31, 2001
FORM 10-QSB

Index

                                                                           Page
                                                                           ----

Part I:        Financial Information

Item 1.        Financial Statements,

               Balance Sheets at December 31, 2001 (Unaudited)
               and September 30, 2001                                       2

               Statements of Operations for the Three
               Months Ended December 31, 2001 and 2000 (Unaudited)          3

               Statement of Stockholders' Equity for
               the Three Months Ended December 31, 2001 (Unaudited)         4

               Statements of Cash Flows for the Three Months
               Ended December 31, 2001 and 2000
               (Unaudited)                                                  5

               Notes to Financial Statements (Unaudited)                   6-9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations or Plan of
               Operation                                                  10-13

Part II:       Other Information

Item 6.        Exhibits and Reports on Form 8-K                             14

Signatures                                                                  15

Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                                 Balance Sheets

             (Amounts in thousands except share and per share data)

                                                  December 31,  September 30,
                                                      2001           2001
                                                   (Unaudited)     (Note 1)
                                                   -----------     --------

Current assets:
  Cash and cash equivalents                          $  3,337      $  4,116
  Accounts receivable                                     600           300
  Investments in marketable securities                  2,464           949
  Deferred income taxes                                 1,908         1,791
  Prepaid expenses and other current assets               110            32
                                                     --------      --------
       Total current assets                             8,419         7,188

Property and equipment, net                                54            60
Accounts receivable - non current portion                  --           300
Capitalized software and patents                          248           121
Deferred income taxes                                     441           890
Other assets                                               20            15
                                                     --------      --------
       Total assets                                  $  9,182      $  8,574
                                                     ========      ========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                   $     20      $     40
  Deferred revenues                                       625           625
  Accrued expenses                                        378           304
                                                     --------      --------
      Total current liabilities                         1,023           969
                                                     --------      --------

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized, none
   issued                                                  --            --
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized,
   9,139,045 and 9,102,832
   issued, respectively                                     9             9
  Additional paid-in capital                           13,384        13,326
  Treasury stock, at cost,
   242,000 shares                                        (441)         (441)
  Deferred expense, net                                (1,265)       (1,291)
  Accumulated deficit                                  (3,528)       (3,998)
                                                     --------      --------

     Total stockholders' equity                         8,159         7,605
                                                     --------      --------

      Total liabilities and
        stockholders' equity                         $  9,182      $  8,574
                                                     ========      ========

See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                            Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)


                                                         Three Months Ended
                                                             December 31,
                                                       2001              2000
                                                       ----              ----

Revenues, net                                       $    1,224        $      724
                                                    ----------        ----------

Costs and expenses:
 Cost of revenues, research
  and development expense                                  141               237
 General and
  administrative expense                                   314               260
                                                    ----------        ----------
                                                           455               497
                                                    ----------        ----------

   Operating income                                        769               227

Interest income                                             33                47
                                                    ----------        ----------

   Income before income taxes                              802               274

Provision for income taxes                                 332                --
                                                    ----------        ----------

   Net income                                       $      470        $      274
                                                    ==========        ==========

Net income
   per share- basic                                 $     0.05        $     0.03
                                                    ==========        ==========

Weighted average basic
 common shares outstanding                           8,888,246         9,030,601
                                                    ==========        ==========

Net income
   per share- diluted                               $     0.05        $     0.03
                                                    ==========        ==========

Weighted average diluted
 common shares outstanding                           9,969,375         9,321,768
                                                    ==========        ==========

See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                        Statement of Stockholders' Equity
                  For the Three Months Ended December 31, 2001
                                   (Unaudited)

                    (Amounts in thousands except share data)


                                                             Additional
                                      Common       Stock       Paid-In  Treasury       Stock      Deferred     Accumulated
                                      Shares       Amount      Capital   Shares       Amount    Expense, net     Deficit       Total
                                      ------       ------      -------   -------      ------    ------------     -------       -----
Balance at
 September 30, 2001                  9,102,832      $  9    $13,326      242,000      $(441)      $(1,291)      $(3,998)      $7,605

Issuance of common
 stock through
 exercise of
 options                                24,000        --         21           --         --            --            --           21

Net income                                  --        --         --           --         --            --           470          470

Options granted
 to third party                             --        --         10           --         --            --            --           10

Amortization of
 GIG warrant
 charges                                    --        --         --           --         --            26            --           26

Issuance of common
 stock through
 exercise of
 bridge warrants                        12,213        --         27           --         --            --            --           27
                                     ---------      ----    -------      -------      -----       -------       -------       ------

Balance at
 December 31, 2001                   9,139,045      $  9    $13,384      242,000      $(441)      $(1,265)      $(3,528)      $8,159
                                     =========      ====    =======      =======      =====       =======       =======       ======

See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                             (Amounts in thousands)

                                                            Three Months Ended
                                                               December 31,
                                                             2001         2000
                                                           -------      --------
Cash flows from operating activities:
 Net income                                                $   470      $   274
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                                  6           19
  Non-cash warrant and option charge                            36           38
  Provision for deferred income taxes                          332           --
Changes in assets and liabilities:
  Accounts receivable                                           --            2
  Prepaid expenses and other current assets                    (78)          (8)
  Other assets                                                  (5)          --
  Accounts payable                                             (20)          15
  Accrued expenses                                              74            2
                                                           -------      -------
     Net cash provided by
      operating activities                                     815          342
                                                           -------      -------

Cash flows from investing activities:
 Purchase of investments                                    (3,093)      (3,127)
 Proceeds from sales of investments                          1,578        2,768
 Purchase of property and equipment                             --           (1)
 Capitalized software/patents                                 (127)          --
                                                           -------      -------
    Net cash used in
     investing activities                                   (1,642)        (360)
                                                           -------      -------

Cash flows from financing activities:
 Net proceeds from issuance of common stock                     48           --
 Purchase of treasury stock                                     --          (22)
                                                           -------      -------
    Net cash provided by (used in)
     financing activities                                       48          (22)
                                                           -------      -------

 Net decrease in cash and cash equivalents                    (779)         (40)
 Cash and cash equivalents, beginning of period              4,116          141
                                                           -------      -------
 Cash and cash equivalents, end of period                  $ 3,337      $   101
                                                           =======      =======

See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note l - Basis of Presentation:

         The information at December 31, 2001 and for the three months ended December 31, 2001 and 2000, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


Note 2 - Revenue Recognition:

         The Company recognizes revenue under its license agreements dated as of March 17, 2000 (the "Agreements") with Global Interactive Gaming LLC and Global Interactive Gaming Limited (collectively "GIG") based upon the computations stipulated in the Agreements, however not less than the guaranteed annual minimum amounts due under the Agreements. The Company recognizes revenues for each year's minimum annual license fee on a straight-line basis over the respective contract year. The Company receives payments of the minimum amounts at predetermined dates as stipulated in the Agreements. Accordingly, collections received in advance of recognizing revenue are recorded as deferred revenue on the balance sheet.


Note 3 - Basic and Diluted Net Income per Share:

         Basic and diluted net income per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable reporting periods. Diluted net income per share reflects the potential dilution that would occur if outstanding options and warrants were exercised and common stock was issued utilizing the treasury stock method.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note 3 - Basic and Diluted Net Income per Share (continued):

         The following represents the calculations of the basic and diluted net income per common share for the three months ended December 31, 2001 and 2000.

             (Amounts in thousands except share and per share data)

                                            Three Months Ended
                                                December 31,
                                            2001          2000
                                            ----          ----

         Net income                       $      470   $      274
                                          ==========   ==========

         Weighted average basic
          common shares outstanding        8,888,246    9,030,601

         Effect of dilutive
          securities: stock options
          and warrants                     1,081,129      291,167
                                          ----------   ----------

         Weighted average diluted
          common shares outstanding        9,969,375    9,321,768
                                          ==========   ==========

         Net income
          per share- basic                $     0.05   $     0.03
                                          ==========   ==========

         Net income
          per share- diluted              $     0.05   $     0.03
                                          ==========   ==========

         Options to purchase 10,000 shares of common stock at $5.75 and warrants to purchase 1,725,000 shares of common stock at $7.20 were outstanding at December 31, 2001 but were not included in the computation of net income per share- diluted because the exercise prices were greater than the average market price of the common shares.


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

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note 4 - License Agreements (continued):

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses of GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of December 31, 2001, the Company is being paid at the minimum rates because GIG had not commenced commercial use of the software. Through such date, the Company had received an aggregate of $7,750,000 in connection with the Agreements, and there was $6,000,000 being held in the third party escrow account.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) System to enhance its use on the Internet. On September 19, 2001, the Company received final acceptance of the first major deliverable under the Agreements with GIG. The remaining enhancements are scheduled for completion by December 31, 2002.

         Coincident with the signing of the Agreements, GIG was granted a Warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the Warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these Agreements. The fully vested Warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. The $1,450,000 has been accounted for as an increase in additional paid-in capital with a corresponding offset amount recorded as deferred expense within stockholders' equity. Amortization expense related to the Warrant for each of the three month periods ended December 31, 2001 and 2000 was $26,000 and has been netted against revenue generated from the Agreements.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note 5 - Consulting Agreement:

         On October 22, 2001, the Company granted options to purchase 10,000 shares of its Common Stock at an exercise price of $5.75 per share to a third party consultant in connection with the provision of investor relations and other services to the Company. The options vest on October 1, 2002. The options remain exercisable until one year after the consultant is no longer performing services for the Company. The $48,000 fair value ascribed to the options using the Black-Scholes pricing model based on the value at the balance sheet date is being ratably charged to expense over the vesting period for the option. As a result, $10,000 has been recorded as a component of general and administrative expenses for the three months ended December 31, 2001 with a corresponding credit to additional paid-in capital. Ultimate valuation of the options will be determined based on the value at the vesting date with a corresponding adjustment to expense.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation

Financial Results

         For the three months ended December 31, 2001, the Company had net income of $470,000 or $0.05 per share on a basic and fully diluted basis using 8,888,246 and 9,969,375 weighted average common shares outstanding basic and diluted, respectively, compared with net income of $274,000 or $0.03 per share on a basic and fully diluted basis using 9,030,601 and 9,321,768 weighted average common shares outstanding basic and diluted, respectively, for the three months ended December 31, 2000. Income before income taxes was $807,000 or $0.09 and $0.08 per share on a basic and fully diluted basis, respectively, for the three months ended December 31, 2001, compared with income before income taxes of $274,000 or $0.03 per share on a basic and fully diluted basis for the comparable prior year period.

         Net revenues of $1,224,000 were reported for the three months ended December 31, 2001, compared with net revenues of $724,000 reported for the comparable prior year period. This increase in net revenues is attributable to the increase in minimum quarterly license fees to $1,250,000 from the Company's agreements with Global Interactive Gaming, LLC and Global Interactive Gaming Limited (collectively "GIG"), signed on March 17, 2000, net of $26,000 deferred expense amortization resulting from warrants granted in connection with the GIG Agreements (see "License Agreements").

         The increased net earnings for the three months ended December 31, 2001, compared with the three months ended December 31, 2000, resulted primarily from revenues, which increased by $500,000 to $1,224,200, which were partially offset by a reduction of our deferred tax assets by $332,000, to reflect the utilization of a portion of the Company's net operating loss carryforwards for which the tax benefit had previously been recognized.

         The Company incurred $141,000 in cost of revenues for the three months ended December 31, 2001, compared with $237,000 for the comparable prior year period. During the three months ended December 31, 2001, the Company capitalized $105,000 of expenses related to enhancements of its SportXction(TM) System that were not required under the GIG Agreements. These enhancements will be amortized over the remaining life of the Agreements after the enhancements are put into commercial use. During the three months ended December 31, 2001, the Company also capitalized $22,000 of legal expenses related to the filing of a patent to use its technology in the trading of financial instruments.

         As of December 31, 2001, the Company had liquid resources totaling $5,801,000. These include cash and cash equivalents in the amount of $3,337,000, and short-term investments in the amount of $2,464,000. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days. Investments are limited to investment grade marketable securities with maturities of less than 18 months.

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

Recent Developments

         On December 4, 2001 the Company announced that the 1,725,000 Warrants to purchase its Common Stock issued to shareholders in connection with the Company's initial public offering, which were due to expire at 5:00 P.M. New York City time on December 11, 2001, were extended. The Warrants now expire at 5:00 P.M. New York City time on February 25, 2002.

         On September 19, 2001, the Company received final acceptance of the major deliverable, Milestone A, under the License Agreements with GIG. With this formal acceptance, the Company earned a bonus of $600,000 for its early completion of this Milestone. The bonus was payable in two equal installments: the first half was received on January 31, 2002 and the second installment is due on October 1, 2002. This first deliverable contains a fully functional implementation of the Company's SportXction(TM) sports wagering System, as it was enhanced and expanded to accommodate millions of users and thousands of transactions per second. This deliverable includes an interface for use with Internet browsers.

         In early November 2001, the Company delivered an alpha test release of a major augmentation to the software delivered for Milestone A. This software release provides the functionality required for an interactive television (iDTV) interface. This interface is needed on the important contracts signed by GIG with Telewest, ITV Digital and Freedomland for use of the SportXction(TM) system with interactive digital cable transmission. This will be the first implementation of the system. Additional releases were delivered in December 2001 and January 2002. The Company's software has been integrated with user interface software, developed by a third-party vendor, which will run on the user's set-top box. The entire integrated system is currently undergoing end-to-end tests in England, preparatory to its planned cutover into commercial service early in 2002.

         The Company believes that interactive television is the ideal delivery mode for the SportXction(TM) product in that the user can wager using his television remote control device with minimal interference to the viewing of the sporting event on his television set. The remaining deliverables under the Company's Agreements with GIG, which are not required for quite some time, are largely completed. Subsequent versions are intended for deployment in conjunction with interactive TV using satellite, direct broadcast, and wireless use with mobile telephones and other hand-held devices. Other broadband modalities are also possible, including near real-time streaming video.

         On September 10, 2001, GIG announced that it signed two separate agreements with Telewest Communications and ITV Digital, two of the leading broadband communications and media groups in the UK, to provide them with the world's first, fully interactive, play by play betting systems, for use in conjunction with their digital TV services. Under these agreements to jointly develop and adapt GIG's interactive gaming product, whose core technology is licensed from the Company, the companies expect to launch service early in 2002. On November 15, 2991, GIG signed an agreement with Italy's Freedomland Internet Television, Europe's largest open access Interactive Internet TV provider.

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

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit, as defined, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses at GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is kept in a third party escrow account. As of December 31, 2001, the Company had received an aggregate of $7,750,000 in connection with the Agreements, and there was $6,000,000 being held in the third party escrow account.

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) System to enhance its use on the Internet. On September 19, 2001, the Company received final acceptance of the first major deliverable under the Agreements with GIG. The remaining enhancements are scheduled for completion by December 31, 2002.

         Coincident with the signing of the Agreements, GIG was granted a Warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the Warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these Agreements. The fully vested Warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. Amortization expense related to the Warrant for the three months ended December 31, 2001 was $26,000, which has been netted against revenue generated from the Agreements.

Safe Harbor Statement

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company will be successful in making the required modifications to adapt the System for wagering or for use in contests in domestic and foreign markets utilizing the Internet as required by the GIG License Agreements; whether the Company will be successful in meeting the software and throughput requirements of the GIG License Agreements; whether the System will result in a marketable product; whether the System will generate significant amounts of revenue or if significant amounts of revenue are not generated, whether the Company will be able to collect the license fees required by the GIG License Agreements; the ability of the Company to develop and market other opportunities for its products; whether the licensed software will pass the remaining Acceptance Tests; and the length of time that the Company's liquid resources will last. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of GIG to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2001. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.

II:     Other Information


Item 6. Exhibits and Reports on Form 8-K


        (a)  Exhibits

             None


        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Interactive Systems Worldwide Inc.






Dated:  February 13, 2002                  By: /s/ Barry Mindes
                                               ---------------------
                                               Barry Mindes, Chairman of
                                                the Board of Directors
                                               (Principal Executive Officer)



Dated:  February 13, 2002                  By: /s/ Bernard Albanese
                                               --------------------
                                               Bernard Albanese, President,
                                                Treasurer and Director
                                               (Principal Financial Officer)