Form 10QSB
period 2002-03-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2002-05-14
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X)      QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended March 31, 2002

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

There were 8,901,545 shares of Common Stock outstanding at April 30, 2002.

Transitional Small Business Disclosure Format (check one):

Yes          No   X
   -----       -----

Interactive Systems Worldwide Inc.
March 31, 2002
FORM 10-QSB

Index


                                                                         Page
                                                                         ----
Part I:  Financial Information

Item 1.  Financial Statements,

         Balance Sheets at March 31, 2002 (Unaudited)
         and September 30, 2001                                            2

         Statements of Operations for the Three and Six
         Months Ended March 31, 2002 and 2001 (Unaudited)                  3

         Statement of Stockholders' Equity for the
         Six Months Ended March 31, 2002 (Unaudited)                       4

         Statements of Cash Flows for the Six Months
         Ended March 31, 2002 and 2001 (Unaudited)                         5

         Notes to Financial Statements      (Unaudited)                    6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of
         Operation                                                        10-14

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 16

           Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                                 Balance Sheets

             (Amounts in thousands except share and per share data)

                                                         March 31,    September 30,
                                                           2002           2001
                                                        (Unaudited)     (Note 1)
                                                         ---------    -------------
Current assets:
  Cash and cash equivalents                              $  2,916      $  4,116
  Accounts receivable, less allowance for
   doubtful accounts of $300,000 in
   March 31, 2002                                               7           300
  Investments in marketable securities                      3,975           949
  Deferred income taxes                                     1,936         1,791
  Prepaid expenses and other current assets                    90            32
                                                         --------      --------
       Total current assets                                 8,924         7,188

Property and equipment, net                                    66            60
Accounts receivable - non current portion                      --           300
Capitalized software and patents                              365           121
Deferred income taxes                                         232           890
Other assets                                                   27            15
                                                         --------      --------
       Total assets                                      $  9,614      $  8,574
                                                         ========      ========



               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                       $     57      $     40
  Deferred revenues                                           750           625
  Accrued expenses                                            341           304
                                                         --------      --------
      Total current liabilities                             1,148           969
                                                         --------      --------

Stockholders' Equity:
  Preferred stock, par value $.001 per
   share; 2,000,000 shares authorized, none
   issued                                                      --            --
  Common stock, par value $.001 per
   share; 20,000,000 shares authorized,
   9,141,045 and 9,102,832
   issued, respectively                                         9             9
  Additional paid-in capital                               13,392        13,326
  Treasury stock, at cost,
   242,000 shares                                            (441)         (441)
  Deferred expense, net                                    (1,239)       (1,291)
  Accumulated deficit                                      (3,255)       (3,998)
                                                         --------      --------

     Total stockholders' equity                             8,466         7,605
                                                         --------      --------

      Total liabilities and
        stockholders' equity                             $  9,614      $  8,574
                                                         ========      ========


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                            Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)


                                                Three Months Ended         Six Months Ended
                                                    March 31,                 March 31,
                                                2002         2001         2002         2001
                                             ----------   ----------   ----------   ----------
Revenues, net                                $    1,349   $      974   $    2,573   $    1,698
                                             ----------   ----------   ----------   ----------

Costs and expenses:
 Cost of revenues, research
  and development expense                           162          252          303          489
 General and
  administrative expense                            757          325        1,071          585
                                             ----------   ----------   ----------   ----------
                                                    919          577        1,374        1,074
                                             ----------   ----------   ----------   ----------

   Operating income                                 430          397        1,199          624

Interest income                                      24           48           57           95
                                             ----------   ----------   ----------   ----------

   Income before income taxes                       454          445        1,256          719

Provision for income taxes                          181           --          513           --
                                             ----------   ----------   ----------   ----------

   Net income                                $      273   $      445   $      743   $      719
                                             ==========   ==========   ==========   ==========

Net income per
   common share- basic                       $     0.03   $     0.05   $     0.08   $     0.08
                                             ==========   ==========   ==========   ==========

Weighted average basic
 common shares outstanding                    8,898,689    8,935,725    8,893,410    8,982,895
                                             ==========   ==========   ==========   ==========

Net income per
   common share- diluted                     $     0.03   $     0.05   $     0.07   $     0.08
                                             ==========   ==========   ==========   ==========

Weighted average diluted
 common shares outstanding                    9,985,831    9,245,529    9,977,546    9,283,380
                                             ==========   ==========   ==========   ==========



See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                        Statement of Stockholders' Equity
                     For the Six Months Ended March 31, 2002
                                   (Unaudited)

                    (Amounts in thousands except share data)

                                               Additional
                           Common Stock         Paid-In       Treasury Stock        Deferred    Accumulated
                        Shares       Amount     Capital     Shares       Amount   Expense, net     Deficit      Total
                       ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at
 September 30, 2001    9,102,832   $       9   $  13,326     242,000   $    (441)   $  (1,291)   $  (3,998)   $   7,605

Issuance of common
 stock through
 exercise of options      26,000          --          22          --          --           --           --           22

Net income                    --          --          --          --          --           --          743          743

Options granted
 to third party               --          --          17          --          --           --           --           17

Amortization of
 GIG warrant charges          --          --          --          --          --           52           --           52

Issuance of common
 stock through
 exercise of
 bridge warrants          12,213          --          27          --          --           --           --           27
                       ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at
 March 31, 2002        9,141,045   $       9   $  13,392     242,000   $    (441)   $  (1,239)   $  (3,255)   $   8,466
                       =========   =========   =========     =======   =========    =========    =========    =========


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                             (Amounts in thousands)

                                                          Six Months Ended
                                                               March 31,
                                                       2002                2001
                                                   ------------------------------
Cash flows from operating activities:
 Net income                                       $     743          $      719
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                          14                  37
  Non-cash warrant and option charge                     69                  65
  Provision for doubtful accounts                       300                  --
  Provision for deferred income taxes                   513                  --
Changes in assets and liabilities:
  Accounts receivable                                   293                  (6)
  Prepaid expenses and other current assets             (58)                (20)
  Other assets                                          (12)                 (5)
  Accounts payable                                       17                  (8)
  Deferred revenue                                      125                 250
  Accrued expenses                                       37                 (11)
                                                    --------            --------
     Net cash provided by
      operating activities                            2,041               1,021
                                                    --------            -------

Cash flows from investing activities:
 Purchase of investments                             (5,288)             (6,744)
 Proceeds from sales of investments                   2,262               5,788
 Purchase of property and equipment                     (20)                (13)
 Capitalized software/patents                          (244)                 --
                                                    --------            --------
    Net cash used in
     investing activities                            (3,290)               (969)
                                                    --------            --------

Cash flows from financing activities:
 Net proceeds from issuance of common stock              49                  --
 Purchase of treasury stock                              --                (136)
                                                    --------           ----------
    Net cash provided by (used in)
     financing activities                                49                (136)
                                                    --------           ----------

 Net decrease in cash and cash equivalents           (1,200)                (84)
 Cash and cash equivalents, beginning of period       4,116                 141
                                                    --------             -------
 Cash and cash equivalents, end of period         $   2,916             $    57
                                                    ========            ========


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:


         The information at March 31, 2002 and for the three and six months ended March 31, 2002 and 2001, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


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

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note 3 - Basic and Diluted Net Income per Share (continued):

         The following represents the calculations of the basic and diluted net income per common share for the three and six months ended March 31, 2002 and 2001.

             (Amounts in thousands except share and per share data)


                                       Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                        2002        2001      2002        2001
                                        ----        ----      ----        ----

         Net income                  $      273  $     445  $     743  $     719
                                     ==========  =========  =========  =========

         Weighted average basic
          common shares outstanding   8,898,689  8,935,725  8,893,410  8,982,895

         Effect of dilutive
          securities: stock options
          and warrants                1,087,142    309,804  1,084,136    300,485
                                      ---------  ---------  ---------  ---------

         Weighted average diluted
          common shares outstanding   9,985,831  9,245,529  9,977,546  9,283,380
                                     ==========  =========  =========  =========

         Net income per
          common share- basic        $     0.03  $    0.05  $    0.08  $    0.08
                                     ==========  =========  =========  =========

         Net income per
          common share- diluted      $     0.03  $    0.05  $    0.07  $    0.08
                                     ==========  =========  =========  =========


         Warrants to purchase 1,725,000 shares of the Company's common stock at $7.20, which expired on February 25, 2002, and options to purchase 10,000 shares of common stock at $5.75, which were outstanding at March 31, 2002, were not included in the computation of net income per common share- diluted for all periods because the exercise price was greater than the average market price of the common shares during the period.

Note 4 - License Agreements:


         On March 17, 2000, the Company signed License Agreements with GIG, whose majority shareholders are Prisma iVentures Ltd., a UK company and a subsidiary of The Kirch Group, a German media conglomerate, and Multi-Games Development, Inc., a Delaware corporation. Pursuant to the Agreements, the Company granted GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of SportXction(TM) in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like).

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                                   (Unaudited)

Note 4 - License Agreements (continued):


         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses of GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is required to be kept in a third party escrow account. As of March 31, 2002, the Company is being paid at the minimum rates because GIG had not commenced commercial use of the software. Through such date, the Company had received an aggregate of $9,250,000 in connection with the Agreements, and there was $6,300,000 being held in the third party escrow account at March 31, 2002.

         As a result of KirchMedia's insolvency filing in Germany in April 2002, The Kirch Group has ceased providing funding for GIG. In order to enable GIG to continue its operations, in May 2002 the Company and GIG agreed to release a total of $3 million from the Escrow Account set up under the License Agreement with GIG. Of that $3 million, $1.5 million was released to the Company on May 3, 2002 as a prepayment of the Minimum Royalty due the Company on May 15, 2002, and $1.5 million was released to GIG. GIG is obligated to use such funds only in the ordinary course of its business and not make any payments to shareholders or affiliates of its shareholders. As a result of the above, the Company has recorded a provision for doubtful accounts of $300,000 for a receivable from GIG during the quarter ended March 31, 2002. Other than the $3,300,000 remaining in the Escrow Account, receipt of future revenues from GIG under the Agreements is uncertain. Accordingly, the $1,239,000 unamortized carrying value of the Warrant at March 31, 2002 granted to GIG in connection with the Agreements will be amortized over the period ending March 31, 2003 representing the period to which the remaining escrow funds relate.

         The Company and GIG are continuing discussions with a goal of combining their businesses and utilizing the Company's cash resources and the remaining funds in the Escrow Account to operate the combined business. No assurances can be given that the Company and GIG and GIG's shareholders will come to an agreement on a combination of their businesses.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                                   (Unaudited)


Note 5 - Consulting Agreement:


         On October 22, 2001, the Company granted options to purchase 10,000 shares of its Common Stock at an exercise price of $5.75 per share to a third party consultant in connection with the provision of investor relations and other services to the Company. The options vest on October 1, 2002. The options remain exercisable until one year after the consultant is no longer performing services for the Company. The $48,000 fair value ascribed to the options using the Black-Scholes pricing model based on the value at the balance sheet date is being ratably charged to expense over the vesting period for the option. As a result, $7,000 and $17,000 has been recorded as components of general and administrative expenses for the three months and six months ended March 31, 2002, respectively, with a corresponding credit to additional paid-in capital. Ultimate valuation of the options will be determined based on the value at the vesting date with a corresponding adjustment to expense.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation

Financial Results

         For the three months ended March 31, 2002, the Company had net income of $273,000 or $0.03 per share on a basic and fully diluted basis using 8,898,689 and 9,985,831 weighted average common shares outstanding basic and diluted, respectively, compared with net income of $445,000 or $0.05 per share on a basic and fully diluted basis using 8,935,725 and 9,245,529 weighted average common shares outstanding basic and diluted, respectively, for the three months ended March 31, 2001. Income before income taxes was $454,000 or $0.05 per share on a basic and fully diluted basis, for the three months ended March 31, 2002, compared with income before income taxes of $445,000 or $0.05 per share on a basic and fully diluted basis for the comparable prior year period.

         Net revenues of $1,349,000 were reported for the three months ended March 31, 2002, compared with net revenues of $974,000 reported for the comparable prior year period. This increase in net revenues is attributable to the increase in minimum quarterly license fees to $1,375,000 from the Company's agreements with Global Interactive Gaming, LLC and Global Interactive Gaming Limited (collectively "GIG"), signed on March 17, 2000, net of $26,000 deferred expense amortization resulting from warrants granted in connection with the GIG Agreements (see "License Agreements").

         The decrease in net earnings for the three months ended March 31, 2002, compared with the three months ended March 31, 2001, resulted primarily from: revenues, which increased by $375,000 to $1,349,000; and cost of revenues, which decreased $90,000 to $162,000 primarily due to the fact that certain software development costs are being capitalized. These gains were more than offset by: an increase in general and administrative expenses of $432,000 to $757,000 primarily reflecting the creation of a reserve of $300,000 for a doubtful account representing the bonus payment due the Company on November 1, 2002 from GIG, increased professional fees associated with regulatory filings and patents, and increased employee salary and benefit expenses; a reduction of deferred tax assets of $181,000, to reflect the utilization of a portion of the Company's net operating loss carryforwards for which the tax benefit had previously been recognized; and a decrease in interest income of $24,000 to $24,000 due to decreased interest rates.

         During the three months ended March 31, 2002, the Company capitalized $117,000 of expenses related to enhancements of its SportXction(TM) System that were not required under the GIG Agreements. These enhancements will be amortized over the remaining life of the Agreements after the enhancements are put into commercial use.

         For the six months ended March 31, 2002, the Company had net income of $743,000 or $0.08 and $0.07 per share on a basic and fully diluted basis, respectively, using 8,893,410 and 9,977,546 weighted average common shares outstanding basic and diluted, respectively, compared with net income of $719,000 or $0.08 per share on a basic and fully diluted basis using 8,982,895 and 9,283,380 weighted average common shares outstanding basic and diluted, respectively, for the six months ended March 31, 2001. Income before income taxes was $1,256,000 or $0.14 and $0.13 per share on a basic and fully diluted basis, for the six months ended March 31, 2002, compared with income before income taxes of $719,000 or $0.08 per share on a basic and fully diluted basis for the comparable prior year period.

         Net revenues of $2,573,000 were reported for the six months ended March 31, 2002, compared with net revenues of $1,698,000 reported for the comparable prior year period. This increase of $875,000 in net revenues is attributable to the increase in minimum license fees from the Company's agreements with GIG.

         The increase in net earnings for the six months ended March 31, 2002, compared with the six months ended March 31, 2001, resulted primarily from revenues, which increased by $875,000 to $2,573,000, and cost of revenues, which decreased $186,000 to $303,000 primarily due to the fact that certain software development costs are being capitalized. These gains were partially offset by: an increase in general and administrative expenses of $486,000 to $1,071,000 primarily reflecting the creation of a reserve of $300,000 for a doubtful account representing the bonus payment due the Company on November 1, 2002 from GIG, increased professional fees associated with regulatory filings and patents, and increased employee salary and benefit expenses; a reduction of our deferred tax assets by $513,000, to reflect the utilization of a portion of the Company's net operating loss carryforwards for which the tax benefit had previously been recognized; and a decrease in interest income of $38,000 to $57,000 due to decreased interest rates.

         During the six months ended March 31, 2002, the Company capitalized $244,000 of expenses related to enhancements of its SportXction(TM) System that were not required under the GIG Agreements and legal expenses related to the filing of a patent to use its technology in the trading of financial instruments.

         As of March 31, 2002, the Company had liquid resources totaling $6,891,000. These include cash and cash equivalents in the amount of $2,916,000, and short-term investments in the amount of $3,975,000. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days. Investments are limited to investment grade marketable securities with maturities of less than 18 months.

         The Company believes that existing resources will be sufficient to satisfy its contemplated cash requirements for at least the next 24-30 months. Capital expenditures are expected to be limited to the purchase of additional computer equipment in connection with research and development activities. Existing resources are expected to be able to fund these requirements.


Recent Developments

         The Company's 1,725,000 Warrants to purchase its Common Stock issued to shareholders in connection with the Company's initial public offering expired at 5:00 P.M. on February 25, 2002, with none of such Warrants having been exercised.

         On April 12, 2002, the Company announced that it was uncertain whether GIG would be able to make the next payment into the Escrow Account (see "License Agreements") of $1.8 million on May 15, 2002. This was due to the fact that The Kirch Group was the primary source of funding to GIG and that several entities within The Kirch Group had filed for insolvency protection. In addition, the Company announced that it had preliminary discussions with GIG in order to explore the possibility of using the $6.3 million in the Escrow Account, plus the Company's existing cash resources of $6.9 million, to continue the combined operations of GIG and the Company.

         As a result of KirchMedia's insolvency filing in Germany in April 2002, The Kirch Group has ceased providing funding for GIG. In order to enable GIG to continue its operations, the Company and GIG agreed to release a total of $3 million from the Escrow Account set up under the License Agreement with GIG. Of that $3 million, $1.5 million was released to the Company as a prepayment of the Minimum Royalty due the Company on May 15, 2002, and $1.5 million was released to GIG. GIG is obligated to use such funds only in the ordinary course of its business and not make any payments to shareholders or affiliates of its shareholders. GIG has not been relieved of its obligation to make its next Minimum License payment into the Escrow Account on May 15, 2002.

         The Company and GIG are continuing discussions with a goal of combining their businesses and utilizing the Company's cash resources and the remaining funds in the Escrow Account to operate the combined business. Release of the funds from escrow to GIG does not detract from that goal, since bills being paid by GIG are ordinary course of business expenses that would have been paid in any event. ISW believes that if a combination with GIG is successfully negotiated, the total cash available to the combined company will be sufficient to operate the business for at least the next fifteen months. This is a sufficient period of time to allow the combined business to establish a successful enterprise in the intended market if user acceptance is achieved. GIG continues to conduct its business and is aggressively pursuing testing and system rollout, while furthering its discussions with interactive television providers and other operators. No assurances can be given that the Company and GIG and GIG's shareholders will come to an agreement on a combination of their businesses. However, given the ongoing discussions and financial condition of GIG, some uncertainty concerning revenues and expenses for fiscal year ending 2002 exists, including the possible accelerated amortization over the period ending March 31, 2003, of the $1,239,000 unamortized carrying value of the Warrant granted to GIG in connection with the License Agreements. Should the discussions between the Company and GIG result in a business combination, future revenue recognition, expenses and overall profitability may be impacted.


System Deployment Status

         GIG's initial live trial of the system will be for a limited audience on the Internet and is planned for an international soccer contest late in May 2002. The Company currently has several members of its staff in England to support the testing of the system for this trial. Th1s initial game will be used as a trial run in preparation for introduction of the product into service for the World Cup in June 2002.

         On November 15, 2001, GIG signed an agreement with Italy's Freedomland Internet Television, one of Europe's largest open access Interactive Internet TV provider. The Company expects that service will be introduced in conjunction with Freedomland for the World Cup in June 2002. Cricket is expected to be put into service after the World Cup.

         On September 10, 2001, GIG announced that it signed an agreement with Telewest Communications one of the leading broadband communications and media groups in the UK, to provide them with the world's first, fully interactive, play-by-play betting systems, for use in conjunction with their digital TV services. Telewest provides cable television and Internet access to approximately 1.7 million households (approximately 4 million customers). Service rollout with Telewest is not expected until the start of the Premier Football League in August 2002.

         On September 10, 2001, GIG also announced that it signed an agreement with ITV Digital to provide interactive play-by-play betting service through its ITV Active subsidiary. ITV Digital sought protection from its creditors on March 27, 2002. On May 1, 2002 ITV Digital discontinued its paid-television channels and announced that it will relinquish its broadcasting licenses. Given the circumstances, no rollout of service can be expected until the legal and financial status of ITV Active is resolved.

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

         Under these Agreements, the Company will be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company will be paid the lesser of 25% of the gross profit, as defined, or 1% of the gross handle, also less direct expenses. The Company will bear no share of the cost of equipment, facilities or other operating expenses at GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is required to be kept in a third party escrow account. As of March 31, 2002, the Company is being paid at the minimum rates because GIG had not commenced commercial use of the software. Through such date, the Company had received an aggregate of $9,250,000 in connection with the Agreements, and there was $6,300,000 being held in the third party escrow account at March 31, 2002. (See "Recent Developments")

         The terms of the Agreements require the Company to make certain modifications to the SportXction(TM) System to enhance its use on the Internet. On September 19, 2001, the Company received final acceptance of the first major deliverable under the Agreements with GIG. The remaining enhancements are currently not scheduled for completion pending agreement on their relative priorities.

         Coincident with the signing of the Agreements, GIG was granted a Warrant to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the Warrant using a Black-Scholes option pricing model was $1,450,000. Such amount is being amortized over the term of the Agreements and is being offset against the revenue recorded from these Agreements. The fully vested Warrant is exercisable 18 months after issuance, is non-transferable other than to affiliates of GIG and remains exercisable for five years from the date of issuance, subject to the terms of the Warrant Agreement. Amortization expense related to the Warrant for the three and six months ended March 31, 2002 was $26,000 and $52,000, respectively, which has been netted against revenue generated from the Agreements.

Safe Harbor Statement

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether testing of the system will be successfully completed in a timely manner; whether GIG will continue to have the funds to pay the Minimum Royalty payments under the GIG License Agreements; what the failure of The Kirch Group to continue to fund GIG could be to the Company; whether commercial use of the SportXction(TM) System by GIG will begin in 2002; whether the Company and GIG will come to an agreement to permit combining the operations of both companies and if so, the length of time that cash reserves will last; whether the Company will be successful in making the required modifications to adapt the System for wagering or for use in contests in domestic and foreign markets utilizing the Internet as required by the GIG License Agreements; whether the Company will be successful in meeting the software and throughput requirements of the GIG License Agreements; whether the System will result in a marketable product and will receive acceptance in the marketplace; whether the System will generate significant amounts of revenue or if significant amounts of revenue are not generated, whether the Company will be able to collect the license fees required by the GIG License Agreements; the ability of the Company to develop and market other opportunities for its products; whether the licensed software will pass the remaining Acceptance Tests; the length of time that the Company's liquid resources will last; whether the projected revenue and net income for the fiscal year ending September 30, 2002 will be achieved; and whether the Company will generate profits in the future. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of GIG to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its product. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2001. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions reader not to place undue reliance on such matters.

II:      Other Information


Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  10.1(d) Amendment No. 1 to Employment Agreement dated as of February 1, 2002 between the Company and Barry Mindes

                  10.16(a) Letter Agreement dated May 1,2002 among the Company, Global Interactive Gaming Ltd and Global Interactive Gaming LLC


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Interactive Systems Worldwide Inc.




Dated:   May 13, 2002                    By: s\ Barry Mindes
                                             -----------------------------------
                                             Barry Mindes, Chairman of the
                                             Board of Directors and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Dated:   May 13, 2002                    By: s\ Bernard Albanese
                                             -----------------------------------
                                             Bernard Albanese, President,
                                             Treasurer and Director
                                             (Principal Financial Officer)