Form 10QSB
period 2002-06-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2002-08-14
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the quarterly period ended June 30, 2002

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ------------


                         Commission file number 0-21831

                       Interactive Systems Worldwide Inc.

        (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                                 22-3375134
      ------------------------------               --------------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)

 2 Andrews Drive, West Paterson, NJ                    07424

    (Address of principal executive
              offices)                                (Zip Code)

Issuer's telephone number, including area code:  (973) 256-8181
                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  X     No
   -----     -----


There were 8,901,545 shares of Common Stock outstanding at July 31, 2002.

Transitional Small Business Disclosure Format (check one):
Yes          No   X
   -----       -----

Interactive Systems Worldwide Inc.
June 30, 2002
FORM 10-QSB

Index
                                                                           Page
                                                                           ----

Part I:  Financial Information

Item 1.  Financial Statements,

         Consolidated Balance Sheets at June 30, 2002 (Unaudited)
         and September 30, 2001                                               2

         Consolidated Statements of Operations for the Six and Nine
         Months Ended June 30, 2002 and 2001 (Unaudited)                      3

         Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended June 30, 2002 (Unaudited)                          4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 2002 and 2001 (Unaudited)                             5

         Notes to Consolidated Financial Statements (Unaudited)            6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of
         Operation                                                        11-15

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

         Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)

                                                                                   June 30,         September 30,
                                                                                    2002                 2001
                                                                                 (Unaudited)            Note 1
                                                                                 -----------            ------
Current assets:
   Cash and cash equivalents                                                       $  3,327          $  4,116
   Accounts receivable, less allowance for
       doubtful accounts of $307,000 in
       June 30, 2002                                                                     --               300
   Investments in marketable securities                                               4,228               949
   Deferred income taxes                                                                975             1,791
   Prepaid expenses and other current assets                                             57                32
                                                                                   --------          --------
       Total current assets                                                           8,587             7,188

   Property and equipment, net                                                           59                60
   Accounts receivable, non current portion                                              --               300
   Capitalized software and patents                                                     461               121
   Deferred acquisition costs                                                           320                --
   Deferred income tax                                                                   --               890
   Other assets                                                                          26                15
                                                                                   --------          --------
                 Total assets                                                      $  9,453          $  8,574
                                                                                   ========          ========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                $    102          $     40
   Accrued expenses                                                                     321               304
   Deferred revenue                                                                     750               625
                                                                                   --------          --------
       Total current liabilities                                                      1,173               969
                                                                                   --------          --------

Stockholders' Equity:
   Preferred stock, par value $.001 per share;
       2,000,000 shares authorized, none issued
       or outstanding                                                                    --                --
   Common stock par value $.001 per share;
       20,000,000 shares authorized;
       9,143,545 and 9,102,832 issued, respectively                                       9                 9
   Additional paid-in capital                                                        13,389            13,326
   Treasury stock, at cost, 242,000 shares                                             (441)             (441)
   Deferred expense, net                                                               (879)           (1,291)
   Accumulated deficit                                                               (3,798)           (3,998)
                                                                                   --------          --------
             Total stockholders' equity                                               8,280             7,605
                                                                                   --------          --------
 Total liabilities and stockholders' equity                                        $  9,453          $  8,574
                                                                                   ========          ========

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)


                                                           Three Months Ended                      Nine Months Ended
                                                                June 30,                                June 30,
                                                        2002                2001               2002              2001
                                                        ----                ----               ----              ----
Revenues, net                                      $     1,140         $     1,224        $     3,713        $     2,923
                                                   -----------         -----------        -----------        -----------

Costs and expenses:
   Cost of revenues, research
     and development expense                               146                 226                449                716

   General and
     administrative expense                                363                 282              1,434                867
                                                   -----------         -----------        -----------        -----------
                                                           509                 508              1,883              1,583
                                                   -----------         -----------        -----------        -----------

        Operating income                                   631                 716              1,830              1,340

Interest income                                             19                  22                 76                117
                                                   -----------         -----------        -----------        -----------

        Income before income taxes                         650                 738              1,906              1,457

Provision for income taxes                               1,193                  --              1,706                 --
                                                   -----------         -----------        -----------        -----------

        Net (loss) income                          $      (543)        $       738        $       200        $     1,457
                                                   ===========         ===========        ===========        ===========

Net (loss) income per
   common share- basic                             $     (0.06)        $      0.08        $      0.02        $      0.16
                                                   ===========         ===========        ===========        ===========

Weighted average basic
  common shares outstanding                          8,900,776           8,850,892          8,895,866          8,938,894
                                                   ===========         ===========        ===========        ===========

Net (loss) income per
   common share- diluted                           $     (0.06)        $      0.08        $      0.02        $      0.16
                                                   ===========         ===========        ===========        ===========

Weighted average diluted
   common shares outstanding                         8,900,776           9,557,770          9,888,375          9,374,844
                                                   ===========         ===========        ===========        ===========



See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                     For the Nine Months Ended June 30, 2002
                                   (Unaudited)

                    (Amounts in thousands except share data)



                               Common Stock         Additional         Treasury Stock         Deferred
                         --------------------------   Paid-In          --------------         Expense,      Accumulated
                             Shares       Amount      Capital        Shares       Amount         net          deficit       Total
                             ------       ------      -------        ------       ------         ---          -------       -----
Balance at
   September 30,
   2001                   9,102,832       $   9     $  13,326         242,000   $  (441)     $  (1,291)   $  (3,998)   $   7,605

Issuance of common
   stock through
   exercise of
   options                   28,500          --            24              --        --             --           --           24

Net income                       --          --            --              --        --             --          200          200

Options granted
   to third party                --          --            12              --        --             --           --           12

Amortization of
   GIG warrant
   charges                       --          --            --              --        --            412           --          412

Issuance of common
   stock through
   exercise of
   bridge warrants           12,213          --            27              --        --             --           --           27
                          -------------------------------------------------------------------------------------------------------


Balance at
   June 30,
   2002                   9,143,545       $   9     $  13,389         242,000   $  (441)     $    (879)   $  (3,798)   $   8,280
                          =======================================================================================================


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                             (Amounts in thousands)

                                                               Nine Months Ended
                                                                   June 30,
                                                               2002        2001
                                                               ----        ----
Cash flows from operating activities:
  Net income                                                $   200     $ 1,457
Adjustments to reconcile net income
    to net cash provided by
    operating activities:
        Depreciation and amortization                            21          41
        Non-cash warrant and option charge                      424          94
        Provision for doubtful accounts                         307          --
        Provision for deferred income taxes                   1,706          --
Changes in assets and liabilities:
  Accounts receivable                                           293          (8)
  Prepaid expenses and other current assets                     (25)         (2)
  Other assets                                                  (11)         (5)
  Accounts payable                                               62         (11)
  Accrued expenses                                               17          11
  Deferred revenue                                              125         250
                                                            -------     -------
         Net cash provided by
           operating activities                               3,119       1,827
                                                            -------     -------

Cash flows from investing activities:
  Purchase of investments                                    (6,038)     (8,352)
  Proceeds from sales of investments                          2,759       9,823
  Purchase of property and equipment                            (20)        (13)
  Capitalized software and patents                             (340)         --
  Deferred acquisition costs                                   (320)         --
                                                            -------     -------
         Net cash (used in) provided by
           investing activities                              (3,959)      1,458
                                                            -------     -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                     51          --
  Purchase of treasury stock                                     --        (441)
                                                            -------     -------
         Net cash provided by (used in)
           financing activities                                  51        (441)
                                                            -------     -------

Net (decrease) increase in cash and cash equivalents           (789)      2,844
Cash and cash equivalents, beginning of period                4,116         141
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 3,327     $ 2,985
                                                            =======     =======


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:
-------------------------------


         The information at June 30, 2002 and for the three and nine months ended June 30, 2002 and 2001, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned inactive subsidiaries, SportXction.com Inc. and ISW Acquisition Co., LLC (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2001 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


Note 2 - Revenue Recognition:
-----------------------------


         The Company recognizes revenue under its license agreements dated as of March 17, 2000 (the "License Agreements") with Global Interactive Gaming LLC and Global Interactive Gaming Limited (collectively "GIG") based upon the computations stipulated in the License Agreements, however not less than the guaranteed annual minimum amounts due under the License Agreements. The Company recognizes revenues for each year's minimum annual license fee on a straight-line basis over the respective contract year. The Company receives payments of the minimum amounts at predetermined dates as stipulated in the License Agreements. Accordingly, collections received in advance of recognizing revenue are recorded as deferred revenue on the balance sheet (see Note 7 - Subsequent Event).


Note 3 - Basic and Diluted Net (Loss) Income per Share:
-------------------------------------------------------


         Basic and diluted net (loss) income per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the applicable reporting periods. Diluted net income per share reflects the potential dilution that would occur if outstanding options and warrants were exercised and common stock was issued utilizing the treasury stock method.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Basic and Diluted Net (Loss) Income per Share (continued):
-------------------------------------------------------------------


         The following represents the calculations of the basic and diluted net
         (loss) income per common share for the three and nine months ended June 30, 2002 and 2001.

             (Amounts in thousands except share and per share data)

                                      Three Months Ended     Nine Months Ended
                                            June 30,              June 30,
                                        2002        2001      2002        2001
                                        ----        ----      ----        ----


         Net (loss) income            $  (543)     $  738     $  200    $ 1,457
                                      ========     ======     ======    =======

         Weighted average basic
          common shares outstanding  8,900,776  8,850,892  8,895,866  8,938,894

         Effect of dilutive
          securities: stock options
          and warrants                      --    706,878    992,509    435,950
                                       -------    -------  ---------    -------

         Weighted average diluted
          common shares outstanding  8,900,776  9,557,770  9,888,375  9,374,844
                                     =========  =========  =========  =========

         Net (loss) income per
          common share- basic       $    (0.06)  $   0.08  $    0.02  $    0.16
                                    ===========  ========  =========  =========

         Net (loss) income per
          common share- diluted     $    (0.06)  $   0.08  $    0.02  $    0.16
                                    ===========  ========  =========  =========


         The Company's computation of dilutive net loss per share for the three months ended June 30, 2002 does not assume any exercise of options or warrants to purchase 1,207,919 and 426,087 common shares, respectively, as their effect is antidilutive. The Company's computation of dilutive net income per share for the nine months ended June 30, 2002 does not include options to purchase 10,000 common shares, because the exercise price was greater than the average market price of the common shares during the period.


Note 4 - License Agreements:
----------------------------


         On March 17, 2000, the Company signed License Agreements with GIG, whose majority shareholders are Prisma iVentures Ltd., a UK company and a subsidiary of The Kirch Group, a German media conglomerate, and MultiSport Games Development, Inc., a Delaware corporation. Pursuant to the License Agreements, the Company granted GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of SportXction(TM) in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like).

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4 - License Agreements (continued):
----------------------------------------



         Under these License Agreements, the Company is paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company is paid the lesser of 25% of the gross profit or 1% of the gross handle, also less direct expenses. The Company bears no share of the cost of equipment, facilities or other operating expenses of GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is required to be kept in a third party escrow account. As a result of KirchMedia's insolvency filing in Germany in April 2002, The Kirch Group ceased providing funding for GIG. In May 2002, GIG did not make the required payment into the third party escrow account thus breaching the License Agreements. As of June 30, 2002, the Company was being paid at the minimum rates because GIG had not commenced commercial use of the software. Through such date, the Company had received an aggregate of $10,750,000 in connection with the License Agreements, and there was $3,300,000 being held in the third party escrow account.

         In order to enable GIG to continue its operations following the cessation of funding from The Kirch Group, in May 2002 and July 2002 the Company and GIG agreed to release a total of $3.2 million from the escrow account set up under the License Agreements with GIG. On May 3, 2002, $1.5 million was released to the Company as a prepayment of the minimum royalty due the Company on May 15, 2002, and $1.5 million was released to GIG. On July 3, 2002, $100,000 was released to the Company as a prepayment of the minimum royalty due the Company on August 15, 2002, and $100,000 was released to GIG. GIG was obligated to use the funds released to it only in the ordinary course of its business and not make any payments to its shareholders or affiliates of its shareholders. In connection with GIG's lack of liquidity, the Company has recorded a provision for doubtful accounts of $307,000 for receivables from GIG at June 30, 2002. Other than the $3.1 million remaining in the third party escrow account which the Company will record as revenue during the three months ended September 30, 2002 (see
         Note 7), there will be no additional receipt of guaranteed annual minimum royalties from GIG.

         Coincident with the signing of the License Agreements, GIG was granted warrants to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the warrants using a Black-Scholes option pricing model was $1,450,000. Such amount was being amortized over the term of the License Agreements and being offset against the revenue recorded from these License Agreements. During the quarter ended June 30, 2002, the Company accelerated the amortization of these warrants. The $1,239,000 unamortized carrying value of the warrants at March 31, 2002 began being amortized over the period ending March 31, 2003, which represented the period related to the required minimum royalty payments on deposit in the escrow account prior to the breach. Amortization expense related to the warrants for the three and nine months ended June 30, 2002 was $360,000 and $412,000, respectively, which has been netted against revenue generated from the License Agreements. The Company will write-off the remaining balance of the deferred warrant charge during the quarter ending September 30, 2002. On July 31, 2002, the Company acquired all of the outstanding share capital of GIG (see Note 7 - Subsequent Event).

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Consulting Agreement:
------------------------------


         On October 22, 2001, the Company granted options to purchase 10,000 shares of its Common Stock at an exercise price of $5.75 per share to a third party consultant in connection with the provision of investor relations and other services to the Company. The options vest on October 1, 2002. The options remain exercisable until one year after the consultant is no longer performing services for the Company. The fair value ascribed to the options using the Black-Scholes pricing model based on the value at the balance sheet date is being ratably charged to expense over the vesting period for the options. As a result, ($5,000) and $12,000 has been recorded as (reductions to) components of general and administrative expenses for the three months and nine months ended June 30, 2002, respectively, with a corresponding (debit) credit to additional paid-in capital. Ultimate valuation of the options will be determined based on the value at the vesting date with a corresponding adjustment to expense.


Note 6 - Income taxes:
----------------------


         As a result of losses prior to the fiscal year ended September 30, 2001, the Company had a deferred tax asset (principally comprised of the tax benefit of net operating loss carryforwards) of $2,681,000 at such date. The Company had reversed the valuation allowance for this deferred tax asset into income in the fourth quarter of fiscal year 2001 based on its recent history of pre-tax profits, the minimum future royalty payments to be received under the GIG License Agreements and the projected taxable income to be realized from operations. During the quarter ended June 30, 2002, following the breach by GIG of the License Agreements (see Note 4), the Company determined that there would be limited additional revenues received under the License Agreements. As a result, the Company provided a valuation allowance of $890,000 to offset a portion of the deferred tax asset, which the Company recorded as income tax expense on its statement of operations during such quarter. In addition, during the nine months ended June 30, 2002, income tax expense includes $816,000 representing the utilization during the period of a portion of the Company's net operating loss carryforwards for which the tax benefit had previously been recognized.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Subsequent Event:
--------------------------


         On July 31, 2002, the Company acquired all of the outstanding share capital of GIG, an interactive gaming service provider to licensed bookmakers. The purchase price was $365,000 in cash and 60,000 shares of a new class of Preferred Stock. Each share of such Preferred Stock is convertible into 10 shares of Common Stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into common stock. In addition, in connection with the acquisition the Company paid an aggregate of $37,000 to two employees of GIG in exchange for a release of any potential claims against GIG, as well as $95,000 to an affiliate of Prisma iVentures Ltd. for full satisfaction of all amounts due from GIG. In addition, GIG assigned a total of 157,652 of the warrants issued to GIG in connection with the signing of the License Agreements to certain of GIG's shareholders. GIG will retain the remaining 268,435 warrants. At the date of the acquisition, GIG was in the development stage and had not generated revenues from its planned principal operations. In addition to the acquisition of the shares of GIG, the $3.1 million remaining in the third party escrow account was released to the Company and GIG. As a result of the breach under the License Agreements by GIG and the resultant acquisition of GIG, the Company will recognize approximately $2.9 million of net revenue during the fourth quarter ending September 30, 2002 representing the remaining balance of deferred revenue together with the total remaining funds in the escrow account on July 31, 2002 reduced by the write-off of the remaining unamortized balance of the deferred warrant charge.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation


Financial Results
-----------------

Three Months Ended June 30, 2002 and 2001

         For the three months ended June 30, 2002, the Company had a net loss of $543,000 or $0.06 per share on a basic and fully diluted basis using 8,900,776 weighted average common shares outstanding basic and diluted, compared with net income of $738,000 or $0.08 per share on a basic and fully diluted basis using 8,850,892 and 9,557,770 weighted average common shares outstanding basic and diluted, respectively, for the three months ended June 30, 2001. Income before income taxes was $650,000 or $0.07 per share on a basic and fully diluted basis, for the three months ended June 30, 2002, compared with income before income taxes of $738,000 or $0.08 per share on a basic and fully diluted basis for the comparable prior year period.

         Net revenues of $1,140,000 were reported for the three months ended June 30, 2002, compared with net revenues of $1,224,000 reported for the comparable prior year period. This decrease in net revenues is attributable to an increase in minimum quarterly license fees to $1.5 million from the Company's license agreements (the "License Agreements") with Global Interactive Gaming, LLC and Global Interactive Gaming Limited (collectively "GIG"), signed on March 17, 2000, which was more than offset by an increase in the deferred expense amortization resulting from warrants granted in connection with the GIG Agreements (see "License Agreements"). Other than the $3.1 million remaining in the third party escrow account prior to the closing of the GIG acquisition, there will be no additional receipt of revenues from GIG related to the License Agreements. Accordingly, during the quarter ended June 30, 2002, the Company has accelerated the amortization of the warrant granted to GIG in connection with the License Agreements. The deferred expense amortization was $360,000 for the three months ended June 30,2002, compared to $26,000 for the three months ended June 30, 2001. The Company acquired GIG on July 31, 2002 (see "Subsequent Event").

         The decrease in net earnings for the three months ended June 30, 2002, compared with the three months ended June 30, 2001, resulted primarily from: a provision for income taxes of $1,193,000 including a valuation allowance against the Company's deferred tax asset of $890,000 (see next paragraph); a decrease in revenues of $84,000 to $1,140,000; an increase in general and administrative expenses of $81,000 to $363,000 primarily representing increased professional fees associated with regulatory filings and patents, and increased travel expenses in support of the GIG License Agreements. These factors were partially offset by a decrease in the cost of revenues of $80,000 to $146,000 primarily due to the fact that certain software development costs are being capitalized.

         As a result of losses prior to the fiscal year ended September 30, 2001, the Company had a deferred tax asset (principally comprised of the tax benefit of net operating loss carryforwards) of $2,681,000 at such date. The Company had reversed the valuation allowance for this deferred tax asset into income in the fourth quarter of fiscal year 2001 based on its recent history of pre-tax profits, the minimum future royalty payments to be received under the GIG License Agreements and the projected taxable income to be realized from operations. During the quarter ended June 30, 2002, due to the cessation of funding by The Kirch Group and its affiliates to GIG following the breach by GIG of the License Agreements, the Company determined that there would be limited additional revenues received under the License Agreements. As a result, the Company provided a valuation allowance of $890,000 to offset a portion of the deferred tax asset, which the Company recorded as income tax expense on its statement of operations. In addition, during the three months ended June 30, 2002, income tax expense includes $303,000 representing the utilization during the period of the Company's net operating loss carryforwards for which the tax benefit had previously been recognized.

         During the three months ended June 30, 2002, the Company capitalized $96,000 of expenses related to enhancements of its SportXction(TM) System that were not required under the GIG License Agreements. These enhancements will be amortized over their useful life.

Nine Months Ended June 30, 2002 and 2001

         For the nine months ended June 30, 2002, the Company had net income of $200,000 or $0.02 per share on a basic and fully diluted basis using 8,895,866 and 9,888,375 weighted average shares outstanding basic and diluted, respectively, compared with net income of $1,457,000 or $0.16 per share on a basic and fully diluted basis using 8,938,894 and 9,374,844 weighted average common shares outstanding basic and diluted, respectively, for the nine months ended June 30, 2001. Income before income taxes was $1,906,000 or $0.21 and $0.19 per share on a basic and fully diluted basis, respectively, using 8,895,866 and 9,888,375 weighted average common shares outstanding basic and fully diluted, respectively, for the nine months ended June 30, 2002, compared with income before income taxes of $1,457,000 or $0.16 per share on a basic and fully diluted basis for the comparable prior year period.

         Net revenues of $3,713,000 were reported for the nine months ended June 30, 2002, compared with net revenues of $2,923,000 reported for the comparable prior year period. This increase of $790,000 in net revenues is attributable to the increase of $1,125,000 in minimum license fees from the Company's License Agreements with GIG partially offset by an increase of $334,000 in the deferred expense amortization of warrants granted in connection with the GIG License Agreements (see "License Agreements").

         The decrease in net earnings for the nine months ended June 30, 2002, compared with the nine months ended June 30, 2001, resulted primarily from revenues, which increased by $790,000 to $3,713,000, and cost of revenues, which decreased $267,000 to $449,000 primarily due to the fact that certain software development costs are being capitalized. These gains were more than offset by: a provision for income taxes of $1,706,000 which includes $890,000 representing a valuation allowance against the Company's deferred tax asset; an increase in general and administrative expenses of $567,000 to $1,434,000 primarily reflecting the creation of a reserve of $307,000 for a doubtful account representing the bonus payment due the Company on November 1, 2002 from GIG and certain billed expenses, increased professional fees associated with GIG and regulatory filings and patents, and increased travel expenses in support of the GIG License Agreements; and a decrease in interest income of $41,000 to $76,000 due to decreased interest rates.

         During the nine months ended June 30, 2002, the Company capitalized $340,000 of expenses related to enhancements of its SportXction(TM) System that were not required under the GIG License Agreements.

Liquidity and Capital Resources

         As of June 30, 2002, the Company had liquid resources totaling $7,555,000. These include cash and cash equivalents in the amount of $3,327,000, and short-term investments in the amount of $4,228,000. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days. Investments are limited to investment grade marketable securities with maturities of less than 18 months.

         The Company believes that existing resources, including the $3.1 million that was released from the third party escrow account in connection with the acquisition of GIG, will be sufficient to satisfy its contemplated cash requirements for the combined business of the Company and GIG (see "Subsequent Event") for at least the next 15 to 18 months. The Company believes that this is a sufficient period of time to allow the combined business to establish a successful enterprise in the intended market. The Company expects GIG's current agreements with interactive television providers to produce revenues beginning in the quarter ending December 31, 2002. GIG is currently in discussions with additional interactive television providers and other operators to provide services. There is no assurance however, that the product will be launched as planned or accepted by potential users. In addition, there is no assurance that any additional agreements will be signed. If these agreements do not produce revenue as planned, it may be necessary for the Company to seek additional funding, or reduce its expenses by limiting or curtailing its efforts in the UK, or both. Capital expenditures are expected to be incurred in relation to GIG's system rollout for existing contracts as well as the purchase of additional computer equipment. Existing resources are expected to be able to fund these requirements. The Company's capital requirements may vary materially from those now planned due to a number of factors, including the rate at which the Company can introduce the product, the market acceptance and competitive position of the product and the response of competitors to the product.

Subsequent Event
----------------

         On July 31, 2002, the Company, through a wholly owned subsidiary, acquired all of the outstanding share capital of GIG, an interactive gaming service provider to licensed bookmakers. The Company paid a total of $365,000 to GIG's principal shareholder in consideration for the shares and $95,000 to another Kirch Group affiliated company to satisfy certain liabilities of GIG. In addition to cash consideration, the Company paid a total of $37,000 to two employees of GIG in order to obtain releases from claims that the employees were entitled to certain shares or options to purchase shares of GIG. The Company also issued 60,000 shares of a new class of preferred stock to MultiSport Games Development, Inc. ("MultiSport"), a minority shareholder of GIG. Each share of preferred stock will have one vote, is convertible into 10 shares of the Company's common stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into common stock. In March 2000, in connection with the signing of the original License Agreements with GIG, GIG was granted 426,087 warrants to purchase the Company's common stock. In connection with the acquisition, GIG distributed 115,043 of these warrants to MultiSport and 42,609 to Peter Sprogis, another minority shareholder of GIG. GIG continues to hold the remaining 268,435 warrants. The warrants are exercisable at $4.38 per share of the Company's common stock and expire on March 16, 2005. All loans and other obligations between GIG and its shareholders and/or any affiliated companies were terminated in connection with the acquisition. In addition to the acquisition of the shares of GIG, the remaining $3.1 million in the third party escrow account was released to the Company and GIG. Such sum will be recognized by the Company as revenue during the three months ending September 30, 2002. The above terms do not include any options, or other financial incentives, which were or may in the future be granted to management or other key employees of GIG who continue with GIG after the acquisition or severance payments to those who do not remain with GIG. Shortly after the closing of the acquisition of GIG, GIG's Chief Executive Officer gave notice of termination of his employment agreement.

         As a result of the acquisition of GIG, the Company expects that the future revenue, expenses and overall profitability will be impacted. By recovering its software license, the Company will now act as the primary operator of its SportXction(TM) System and be entitled to all of the proceeds generated by its technology, versus the fractional share it would have received as licensor. It is important to note that the Company will now incur greater costs, including operating, marketing, and advertising expenses without the comfort of previous minimum license fees. The Company expects to incur losses and negative cash flow at least for the fiscal year ended September 30, 2003.


System Deployment Status
------------------------

         The financial uncertainty surrounding GIG due to the insolvency of The Kirch Group and the resultant cessation of funding to GIG, had caused concern with some of GIG's vendors, broadcast partners and potential business partners. This has caused delays in rollout schedules and additional contract signings. The Company expects that its acquisition of GIG will remove this uncertainty and will allow GIG to prosecute its business development and rollout plans.

         GIG did not rollout the SportXction(TM) System for use during the World Cup as anticipated because GIG's Internet partner filed for bankruptcy protection several days prior to the World Cup due to financial difficulties unrelated to GIG. Testing of the system is currently underway. It is expected that initial use of the live system will begin with soccer in the fall of 2002 with one of GIG's cable partners on interactive television.


License Agreements
------------------

         On March 17, 2000, the Company signed the License Agreements with GIG, whose majority shareholders are Prisma iVentures Ltd., a UK company and a subsidiary of The Kirch Group, a German media conglomerate, and Multi-Games Development, Inc., a Delaware corporation. Pursuant to the License Agreements, the Company granted to GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including on contests and wagering on sporting events world-wide. Excluded from the licenses are the continued use of the SportXction(TM) System in Nevada for wagering, and the application of the Company's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The Company has several projects under consideration in those markets using its patented and proprietary software.

         Under these License Agreements, the Company is paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company is paid the lesser of 25% of the gross profit, as defined, or 1% of the gross handle, also less direct expenses. The Company bears no share of the cost of equipment, facilities or other operating expenses at GIG, all of which will be borne by GIG. These percentage fees are subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million; increasing to $5 million in the second year; $6 million in the third year; and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses are fully paid. At all times the minimum license fee for the next four quarters is required to be kept in a third party escrow account. As a result of KirchMedia's insolvency filing in Germany in April 2002, The Kirch Group ceased providing funding for GIG. In May 2002, GIG did not make the required payment into the third party escrow account thus breaching the License Agreements. As of June 30, 2002, the Company was being paid at the minimum rates because GIG had not commenced commercial use of the software. Through such date, the Company had received an aggregate of $10,750,000 in connection with the License Agreements, and there was $3,300,000 being held in the third party escrow account.

         In order to enable GIG to continue its operations following the cessation of funding from The Kirch Group, in May 2002 and July 2002 the Company and GIG agreed to release a total of $3.2 million from the escrow account set up under the License Agreements with GIG. On May 3, 2002, $1.5 million was released to the Company as a prepayment of the minimum royalty due the Company on May 15, 2002, and $1.5 million was released to GIG. On July 3, 2002, $100,000 was released to the Company as a prepayment of the minimum royalty due the Company on August 15, 2002, and $100,000 was released to GIG. GIG was obligated to use the funds released to it only in the ordinary course of its business and not make any payments to its shareholders or affiliates of its shareholders. In connection with GIG's lack of liquidity, the Company has recorded a provision for doubtful accounts of $307,000 for receivables from GIG at June 30, 2002. Other than the $3.1 million remaining in the third party escrow account, which the Company will record as revenue during the three months ending September 30, 2002, there will be no additional receipt of guaranteed annual minimum revenues from GIG.


         Coincident with the signing of the License Agreements, GIG was granted warrants to purchase 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The value of the warrants using a Black-Scholes option pricing model was $1,450,000. Such amount was being amortized over the term of the License Agreements and was being offset against the revenue recorded from these License Agreements. During the quarter ended June 30, 2002, the Company accelerated the amortization of these warrants. The $1,239,000 unamortized carrying value of the warrants at March 31, 2002 began being amortized over the period ending March 31, 2003, which represented the period related to the required minimum revenue payments on deposit in the escrow account prior to the breach. Amortization expense related to the warrant for the three and nine months ended June 30, 2002 was $360,000 and $412,000, respectively, which has been netted against revenue generated from the License Agreements. The Company will accelerate the amortization of the remaining balance of the deferred warrant charge during the period ending September 30, 2002.


Safe Harbor Statement
---------------------

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether testing of the system will be successfully completed in a timely manner; whether commercial use of the SportXction(TM) System by GIG will begin in the fall of 2002; whether the system will generate revenue in the quarter ending December 31, 2002; the length of time that cash resources will last and whether and on what terms the Company will be able to raise funds for its operations, if required; whether the acquisition of GIG by the Company will eliminate the uncertainty surrounding GIG's business; whether the System will result in a marketable product and will receive acceptance in the marketplace; whether the System will generate significant amounts of revenue; the ability of the Company to develop and market other opportunities for its products; whether the Company will generate profits in the future; and whether the Company's revenue and income for the fiscal year ending September 30, 2002 will be as projected. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of GIG to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2001. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

II: Other Information


Item 6. Exhibits and Reports on Form 8-K


        (a)      Exhibits

                 None

        (b)      Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Interactive Systems Worldwide Inc.


Dated: August 14, 2002               By: /s/ Barry Mindes
                                         -------------------------------------
                                         Barry Mindes, Chairman of the
                                         Board of Directors and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Dated: August 14, 2002               By: /s/ James McDade
                                         -------------------------------------
                                         James McDade, Chief
                                         Financial Officer
                                         (Principal Financial Officer)