Form 10KSB
period 2002-09-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2002-12-30
CIK 1025995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2002

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to ________

                      -------------------------------------

                         Commission file number 0-21831
                       INTERACTIVE SYSTEMS WORLDWIDE INC.
                 (Name of small business issuer in its charter)

         Delaware                                       22-3375134
   (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

       2 Andrews Drive, 2nd Floor,
        West Paterson, New Jersey                     07424-2672
 (Address of principal executive offices)             (Zip Code)


                    Issuer's telephone number: (973) 256-8181

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year (ended September 30, 2002) were $4,314,000.

         The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of December 16, 2002 was approximately $11,748,000.

         The number of shares of Common Stock, $.001 par value, outstanding as of December 16, 2002 was 8,901,545.

         The issuer hereby incorporates by reference into Part III of this report, its definitive proxy statement to be filed on or prior to January 28, 2003. If the definitive proxy statement is not filed on or prior to January 28, 2003, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 2003.

         Transitional Small Business Disclosure Format (check one):
YES | | NO |X|

                                     PART I

         Item 1. Description of Business

         The Company

         Interactive Systems Worldwide Inc. ("ISWI") has designed, developed and patented an interactive hardware and proprietary software system (the "SportXction(TM) System") that enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis and cricket, among many others. The SportXction(TM) System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, will a batter get on base, will a penalty shot be successful, or will a player make two foul shots. The SportXction(TM) System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

         The SportXction(TM) System software monitors and changes the odds on the contestants in a sporting event to induce the players to wager such that the betting pool for each betting proposition is continuously driven toward a financial balance, to within a pre-set level. In general, a balanced pool is achieved when the money bet on one side of a betting proposition is sufficient to pay off the winners on the other side of that proposition, should the other side win. Wagers may be placed simultaneously through a variety of input devices, such as interactive television set-top boxes and personal computer terminals linked to the SportXction(TM) System. The SportXction(TM) System is also being readied for use in conjunction with interactive television via satellite and cable and for portable devices, such as mobile phones, personal digital assistants ("PDAs") and the like. The SportXction(TM) System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, subtracting bet amounts and adding payouts.

         On July 31, 2002, ISWI, though a wholly owned subsidiary, acquired all of the outstanding share capital of Global Interactive Gaming Limited ("GIG") a British interactive gaming service provider that markets its services to interactive television carriers which employ satellite, cable and terrestrial programming, mobile telephone operators, licensed bookmakers and casinos. GIG is located in London, England. GIG was ISWI's worldwide exclusive licensee for its technology in all business activities for which the technology is legally usable other than wagering in Nevada and for securities, transactions and lotteries. GIG has a wholly owned subsidiary, Brightform Limited, which holds a British bookmaker's permit and is therefore capable of offering its own complete betting service.

         As used in this Report the term "Company", unless the context otherwise requires, means ISWI and its wholly owned subsidiaries, including GIG.

         Recent Developments

         On September 18, 2002, the Company announced that GIG had signed an agreement with ukbetting plc, one of the United Kingdom's leading on-line sports content and wagering service providers, for the incorporation of the SportXction(TM) System into "totalbet live," a product to be used on ukbetting's sports wagering web sites. The customer base of ukbetting includes more than 100,000 wagering accounts in the U.K. Pursuant to this non-exclusive agreement, which provides both parties with a share of the wagering revenue, GIG furnishes the technology and operates the system, and ukbetting is responsible for marketing the product, first level customer support and processing customer financial transactions.

         In November 2002, totalbet live successfully completed live field trials in which ukbetting customers used play money to test the system. In addition, totalbet live was successfully launched through a gradual introduction using a series of games during which the number of users playing was ramped up. In early December 2002, the product was introduced to all of ukbetting's on-line customers. An extensive marketing campaign by ukbetting using a variety of advertising venues will be commenced in January 2003. The initial launch was for soccer, with cricket planned for the spring of 2003, followed by other live sports events including Rugby Union, Rugby League, Tennis and Golf.

         There are other potential uses for the Company's technology that the Company has started planning and designing in other markets, such as transaction processing for financial institutions for which a patent is pending. The Company continues to improve the SportXction(TM) System and has initiated a major enhancement to the product to allow wagering propositions that provide the players with more than two wagering choices.

         History

         The Company's SportXction(TM) System was conceived by the Company's founder, Mr. Barry Mindes, who together with Mr. Bernard Albanese, the Company's President, developed a simulation of the SportXction(TM) System for use in determining whether casinos in Nevada had interest in the SportXction(TM) System. Additionally, patent applications covering the SportXction(TM) System were prepared and filed with the U.S. Patent and Trademark Office and corresponding foreign patent applications were also filed. In May 1995, shortly after commencing operations, the Company raised an initial round of capital privately and during the next year developed and tested the SportXction(TM) System. Thereafter, in mid-1996, the Company sought approval for use of the System from the Nevada Gaming Authorities (as hereinafter defined). On December 11, 1996, the Company consummated its initial public offering (the "IPO") pursuant to which it sold 1,725,000 Units for gross proceeds of $10,350,000. Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share (the "Common Stock"), and one redeemable Warrant (collectively, the "Warrants") to purchase one share of Common Stock at an exercise price of $7.20 per share. The Warrants expired on February 25, 2002 without any having been exercised. The Common Stock currently trades on the NASDAQ SmallCap Market(SM).

         After completing trials of the SportXction(TM) System, it was approved for use in January 1997 by the Nevada Gaming Authorities. The Company initially used the SportXction(TM) System in several individual casinos; subsequently in a group of inter-linked casinos; and ultimately from remote, non-casino locations, from 1998 until early 2000. At that time, the Company concluded that although the SportXction(TM) System functioned properly and was well received by players, it was not attracting a sufficient number of players in the casino environment or producing sufficient revenues to warrant the investment required to continue to build the customer base and operate within the Nevada market.

         The focus of ISWI then shifted to being a licensor as a result of the signing of the License Agreements (collectively, the "Agreements") with GIG in March 2000. Under the terms of the Agreements, ISWI granted exclusive licenses to market, distribute and use ISWI's interactive SportXction(TM) System software, technology and patents on the Internet and interactive television, in all business activities in which such technology was legally usable, including for contests and wagering on sporting events world-wide. Excluded from the licenses were the continued use of the SportXction(TM) System in Nevada for wagering, and the application of ISWI's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The Agreements provided that ISWI would be paid the lesser of 25% of the gross profit or 1% of the gross handle, subject to guaranteed annual minimums during the term of the Agreements. The Agreements also provided for an escrow account into which GIG deposited and maintained at all times, the minimum royalties due to ISWI for 12 months (the "Escrow Account"). ISWI's efforts between early 2000 and 2002 focused on enhancing the SportXction(TM) System for use by GIG. GIG's majority shareholders were Prisma iVentures Ltd., a U.K. company and subsidiary of The Kirch Group, a German media conglomerate, and MultiSport Games Development, Inc., a Delaware corporation ("MultiSport"). As a result of Kirch Media's insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group, at the time a business with purported annual revenues exceeding $2 billion, ceased providing funding for GIG. On July 31, 2002, ISWI acquired GIG, and as a result, the Company is now in the business of providing interactive gaming services to partners such as licensed bookmakers, mobile telephone companies, cable and satellite television companies and operators of Internet wagering sites, in locations where legally permitted.

         Industry Overview

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

         Sports bettors want to know the odds or point spread (the "line") of the wager at the time the bet is placed. While the odds or point spread might change as the house attempts to balance its book, the terms for a previously placed bet remain the same. Thus, bettors who place several bets on the same team or contestant over a period of time could have different odds or point spreads on each wager depending upon when the bet was placed.

         The profits of dedicated sports wagering facilities ("Sports books") depend upon the reliability of the odds and its adjustment of the odds when necessary. On occasion, the house's initial handicap or odds will not result in a balanced book because the players do not agree with the house's assessment of the outcome of the event. The house will attempt to attract bets on one side of the proposition by changing or moving the line up or down to induce betting patterns in order to balance the book. If this is not possible, the house may also refuse to accept wagers on one of the contestants or limit the maximum amount of money that will be accepted on a line to attempt to avoid the risk of taking an unacceptable number of bets on one side of a betting proposition. When the limit is reached, the line is moved. Currently, sports wagering establishments do not change odds or handicaps frequently in order to balance pools. The odds or handicaps are changed usually only after the book gets substantially out of balance, if at all. Sports books currently are rarely perfectly balanced. To the extent that the book is not balanced, the sports book takes risk on the outcome of the game or event.

         The Internet is the largest present venue for sports wagering worldwide as it is legal in many countries outside of the United States. A significant amount of sports wagering internationally also takes place in betting parlors, where bettors merely place bets and redeem winnings; and to a lesser degree, in betting facilities where bettors view sporting events while wagering. Interactive wagering in conjunction with television broadcasts and using mobile telephones is growing and is viewed as a potentially major market.

         In the United States, gambling over the Internet is illegal both for players and operators of Internet wagering sites. United States law prohibits players located in the United States from placing bets on Internet sites that are operated by legally licensed foreign nationals. Largely as a result of increasing regulatory and financial pressure, credit cards and other payment providers in the United States have stopped accepting charges from gambling Internet sites. The Agreement between the Company and ukbetting precludes ukbetting from using the Company's SportXction(TM) System software to accept wagers from the United States and any other location where it is illegal to do so.

         Sports wagering using interactive TV set-top boxes is currently under development, with the product anticipated to be introduced in the U.K. during 2003. The Company expects to participate aggressively in this developing market, since GIG intends to utilize ISWI's proprietary SportXction(TM) System software in its overall system to enable players to make legal sports wagers by means of interactive TV.

         Although not currently operating in Nevada, ISWI holds a gaming license as an operator of an "inter-casino linked system" ("OILS License") and is registered with the Nevada Gaming Commission as a publicly-traded corporation. The Company retains the right to re-enter the Nevada sports wagering market at some future date, which it might do with its newly enhanced product or a subset thereof.

         The SportXction(TM) Sports Wagering System

         Overview of the System

         The SportXction(TM) sports wagering System permits continuous fixed price betting during the course of a sporting event by continuously attempting to balance the betting pool on each betting proposition to within a pre-set level. It allows bettors to view a live sporting event, wager throughout that event as it progresses and cash winning bets. The period during which wagers may be placed is thereby extended. The SportXction(TM) System accepts bets on the outcome of the sporting event, on discrete parts of the event, and on specific game situations, such as will a team get a first down, will a batter get on base, or will a player make two foul shots. The SportXction(TM) System can also accept traditional pre-game side and totals wagers as well as some forms of parlays.

         The Sportxction(TM) System is capable of being used with interactive television, over the Internet, over a dedicated private network, or over a wireless network utilizing mobile phones, PDAs or other hand held devices, as input devices. Furthermore, in addition to following the sporting event on television, a player could follow the game on the radio, in a sports bar, or even while attending a live event, with wagers being entered via in-place terminals or from hand held devices.

         Operation of the System

         The SportXction(TM) System operator begins by setting up a number of pools or wagering propositions (for example, the winner of a game or the team leading at the end of a particular period of play, over or under scoring on the game or period, and wagers on specific events or games situations). Prior to commencement of the sporting event, the SportXction(TM) System operator sets the odds or handicap (point spread) on certain betting propositions, with greater odds given to the less capable contestant. Once the sporting event begins, the SportXction(TM) System sets the initial odds on other betting propositions. The SportXction(TM) System changes the odds automatically as bets are made in order to induce a betting pattern that would lead to a balanced pool. The bettor may therefore make multiple wagers on the same betting proposition as the odds change. As wagering continues, one side of a betting proposition may have more money bet on it than expected and thereby become underfunded (that is, the System will not have enough money to pay the bettors should this side win). If this occurs, and if the underfunded side of the betting proposition wins, the house would make less profit than desired, and in some cases, might even have to pay out more money to the winning bettors than the house would have received from the bettors on the other side (i.e. the side that is overfunded). Of course, if the side that is overfunded wins, the house would win more than expected. To limit the house's exposure, the SportXction(TM) System is designed to automatically adjust the odds to induce more bettors to wager on the side of the betting proposition that is overfunded; and to discourage bettors to wager on the side that is underfunded, thereby attempting to bring the pool more into balance.

         It is not necessary that the book be perfectly balanced, but only that the imbalances be within a pre-set level, typically less than some percentage of the pool or dollar amount set by the house. Under these circumstances, the house can generally ensure that its exposure is no more than a fixed percentage or dollar amount, which is an acceptable portion of the profit from its commissions. The SportXction(TM) System is generally able to automatically prevent the house exposure from exceeding a specified maximum amount by changing the betting terms in the pool to induce bettors to wager on the side that is overfunded. In extreme cases, the house or the SportXction(TM) System may automatically stop accepting bets on the underfunded side when the exposure limit is reached while continuing to accept bets on the other side. Under these circumstances, the pool will presumably tend to return to balance after which the house can resume taking bets on the side of the proposition for which betting was suspended.

         The SportXction(TM) System permits, and the sports wagering operator is likely to have, both long- and short-term propositions on a sporting event. Long-term propositions may be based upon the outcome of an entire game or discrete segments of a game. Wagering continues on the long-term propositions even as game conditions change, causing the odds on the outcome to change during the course of the event. Examples of typical short-term propositions are, in football, will the offensive team make a first down on a specific possession; and in basketball, which team will be the next to score 10 points. Betting is almost continuous until the specific event occurs or the specific game situation is completed. Since short-term pools open and close rapidly, sometimes in several minutes or less, there are new propositions constantly available for players during the entire contest.

         The SportXction(TM) System works on a "bet against deposited funds" basis. When a bettor wishes to wager using the SportXction(TM) System, he must establish an account and fund it by depositing a sum of money in the account. The bettor places wagers using his funds on deposit. The SportXction(TM) System automatically adds the bettor's payouts and subtracts amounts bet from his account. When the player wishes to commence play, he signs on to the SportXction(TM) System through an input device which can be an on-line computer terminal, interactive TV, mobile phone, PDA, or like device ("Player Betting Device"). The Player Betting Device will show his available balance, initially equal to his deposit. As wagers are placed, this balance is reduced by the amounts wagered. When the bettor wins, his Betting Device shows that he has won and his balance is automatically increased by the wager's payout.

         The SportXction(TM) System produces time-stamped records, providing regulatory authorities as well as gaming establishments with the ability to audit, analyze and control a game.

         System Components

         The Company's proprietary software and state-of-the-art, commonly available hardware, is configured in an arrangement designed specifically for use with the SportXction(TM) System. The software permits the operator to make available a wide variety of betting propositions to players. The SportXction(TM) System has been designed to work for a variety of Player Betting Devices (e.g. PC's running a browser, television set-top boxes, mobile phones and similar devices) each of which has different inherent capabilities and limitations, some of which are more "intelligent" than others. In addition, these Player Betting Devices are connected to the System utilizing several types of networks (e.g. Internet, dedicated private network or wireless networks). As a result of this flexibility, the System has a variety of different client interface and interconnection modules that may be used as determined by the configuration of a particular instance of the System. The Player Betting Device enables bettors to enter bets into the SportXction(TM) System. The System displays the wagers available, the prices, the payoff to be received, the status of the player's available balance and open bet amounts. It also allows for signing on and off, selecting a game, reviewing and sending bets, reviewing bet history and other information appropriate to interactive wagering.

         The major back-end server elements of the SportXction(TM) System include the Hub Server, which includes the Pool Processor, plus numerous input and control software modules that run on individual computers connected to the Hub Server. These modules include the Game Controller Module, Game Supervisor Module, Manager Module, Administrative Module and Cashier Module, among others, all of which are controlled by proprietary software. The SportXction(TM) System uses redundant hardware and re-start and recovery software to maximize System up-time in the event of component failure.

         All Player Betting Devices are connected to the Hub Server via a client/server network. The Hub Server Modules are software components on a network of server computers. The transmission of data between the various elements of the Hub Server operates in real time utilizing sophisticated mathematical algorithms for high speed. As a result, the System is very scalable and able to handle large numbers of users and wagering transactions. The Hub Server Modules maintain all pools, calculate odds, open and close all wagering on all pools, control security for all input devices, produce all management and regulatory reports and is the repository of all current and historical data on the wagering system. The proprietary software contained in the Pool Processor permits continuous, rapid recalculation of odds, based upon changing betting patterns and an evaluation of bets that have been placed and can be augmented with event statistics and statistical modeling, if available.

         Other server modules include the following:

         The Game Controller Module permits the entry of data relating to all substantive events during the course of a sporting event that affect the betting odds. The SportXction(TM) System sends this information to the Pool Processor to open and close betting propositions, determine unofficial proposition winners and set opening lines, among other things.

         The Game Supervisor Module is used to manually open betting lines, enter data to attempt to maintain the desired level of house commission as pool balances change, close or suspend one or both sides of a betting proposition and declare official pool winners.

         The Manager Module is used to monitor the overall System activity and volume, perform hardware and software system configuration functions and monitor System alerts.

         The Administrative Module is the main management Module in the SportXction(TM) System. It is used to control security, maintain the schedule of future events and maintain the System tables which control the propositions being offered and the business rules to be followed by the System. It is through this module that most reports are accessed.

         The Cashier Module can access the status of every player's account. It is the link through which funds can be manually entered into and withdrawn from accounts, adjustments are made, and other manual interactions with player accounts are accomplished in the casino version of the SportXction(TM) System. For on-line implementations, the SportXction(TM) System's design also allows players to transfer funds securely from financial institutions into and out of their SportXction(TM) accounts. The SportXction(TM) System can also be interfaced to third-party accounting systems, so that money can be transferred between the System and the accounts of players who have signed up with the Company's business partners.

         Traditional Pre-Game Wagering

         When the SportXction(TM) System was operational in Nevada, it also accepted traditional pre-game side and totals wagers as well as some forms of parlays. Pre-game wagers are treated by the SportXction(TM) System in the same way as the play-by-play wagers. Because pre-game wagers arrive at a slower pace than play-by-play wagers, less reliance is needed on the automatic line movement features of the SportXction(TM) System. Additional financial analysis programs are available for manual review and control of the wagering pools.

         The Company has not yet completed modification of its traditional pre-game wagering software to be compatible with an interactive television game delivery mode. However, the Company does not consider such a modification to the software, as it exists, to be of significant difficulty or scope.

         Multisided Propositions

          The current implementation of the SportXction(TM) System allows players to wager on either side of a wagering proposition, for example in soccer, "will Player X be the next player to score a goal?", where the choices available are "yes" and "no". The Company has begun the development of a major enhancement to the System to allow wagering propositions that provide the players with more than two wagering choices. For example, "Which player will be the next to score a goal?", where the choices might be, "Player W", "Player X", "Player Y", "Player Z" and "anyone else".

         The Company believes that this enhancement will provide more exciting wagering opportunities, with more choices and correspondingly longer odds offered and larger payouts. In addition, traditionally, multi-sided propositions allow bookmakers to offer wagering opportunities with inherently higher profit margins. It is expected that this enhancement will be available for live testing in the second quarter of the Company's 2003 fiscal year. This enhancement is also a necessary foundation for any future products that address the fixed-odds horseracing marketplace. Fixed odds horseracing is currently available in the U.K. and many other countries, but not in the U.S.

         Marketing and Sales Strategy

         The Company is in discussions with several companies in the U.K. and Europe for the incorporation of the SportXction(TM) System into licensed sports wagering web sites and the inclusion of the SportXction(TM) System into the interactive television product offering of bookmakers. In this regard, the Company is pursuing a "business to business" strategy, partnering with companies who possess an existing betting customer base. This strategy offers the benefits of potentially more immediate revenues as well as a lower investment to gain players. The Company is also in discussions with several interactive television and mobile phone companies in the U.K. and Europe regarding use of the SportXction(TM) System. In addition, during 2001, GIG had entered into contracts with Telewest Communications and the English subsidiary of Italy's Freedomland ITN S.p.A. These efforts involve a "business to consumer" model and involve building a base of betting accounts since these potential partners do not have existing betting customers. The Company is in discussions with potential partners in an effort to convert these contracts into "business to business" relationships.

         The focus of the Company's initial marketing efforts is in the U.K. and Europe although opportunities elsewhere in the world are also being pursued. The Company may also re-enter the Nevada market following the launch of products in the U.K. and its Nevada gaming license has been maintained for that purpose.

         The SportXction(TM) System is being readied for use in conjunction with portable devices, such as mobile phones and PDAs. The Company hopes to have systems in operation for all of these delivery modes in the next year or two. The Company has also commenced preliminary marketing activities using its patented technology in the financial transaction processing market. The SportXction(TM) System is also useable for contests, rather than wagering, on sporting events. GIG had previously begun discussions with a prospective customer for use of the System for contests and the Company anticipates marketing the System in the future for such use.

         Intellectual Property

         The Company regards the SportXction(TM) System as proprietary. The Company has two U.S. patents covering its proprietary wagering methods and its related computer processing system. Corresponding applications have been filed in certain foreign countries and some of those have been issued or are pending.

         The Company also has a patent pending to use its technology in the trading of financial instruments. The patent covers, in particular, an "automated specialist," which uses artificial intelligence that permits trading at much higher speeds, greater accuracy in balanced trading and much lower cost than was possible heretofore.

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

         The Company has not received any claim that it is infringing any patents. However, there can be no assurance that third parties will not assert infringement claims against the Company, which claims the Company would be required to defend at considerable expense or enter into arrangements requiring the Company to pay royalties or other damages, any of which could materially and adversely affect the Company's business (see "Uncertainties Regarding Intellectual Property").

         The Company applied for Federal trademark registration and for State of Nevada servicemark registration for the name SportXction(TM) both of which have been issued.

         Competition

         No assurance can be given that other competing systems do not exist or are not under development. Sports wagering both within the United States and in foreign countries competes with other forms of gambling available to the general public, including, but not limited to, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, state-sponsored lotteries, on-and-off track betting on horses and dogs, jai alai, off-shore cruise ships, riverboats, Native American gaming operations and wagering via the Internet.

         There are currently a large number of operators of wagering sites available on the Internet that accept traditional wagers on sporting events. They operate from locations outside of the United States, as this type of wagering is illegal in the United States. Well-financed, long established bookmaking firms operate some of these Internet sites. Many of these have substantially more experience than the Company in the wagering business. While, to the best of the Company's knowledge, none of these sites offer products which are similar to the SportXction(TM) System in any significant degree, and the Company believes it has broad patent protection for its System in most countries in which it is anticipated that the Company will operate, it cannot be assured that such competition might not arise, or that the Company's patents will provide sufficient protection against such competition. To the extent that such competition arose, the market for the SportXction(TM) System might be diluted.

         Personnel

         The Company currently has nine full-time employees in the United States and sixteen full-time employees in England. The Company considers its relations with its employees to be good. The Company also utilizes outside consultants on specific assignments or projects. The Company may seek to hire additional programmers, technicians and administrative personnel.

         Research and Development

         During the fiscal years ended September 30, 2002 and 2001, the Company spent approximately $735,000 and $995,000, respectively, on research and development activities. These expenses included primarily, programmers' salaries and benefits, consultants' fees, and the depreciation expense associated with computer equipment used in the development of the SportXction(TM) System. During the fiscal years ended September 30, 2002 and 2001, all of the Company's research and development expense reflect direct costs of revenue associated with supporting the SportXction(TM) System. The Company intends to continue to expend significant sums on such activities.

         As at September 30, 2002, the Company has capitalized $519,000 of expenses related to enhancements of its SportXction(TM) System. In addition, in connection with the allocation of purchase price for the acquisition of GIG, ISWI recorded an asset of $566,000 relating to software developed for GIG. These amounts will be amortized over their estimated useful life after they are put into commercial use.

         Government Regulation

         United Kingdom

         The Company's indirect, wholly-owned subsidiaries, Brightform Limited ("Brightform") and GIG Operations Limited ("GIG Operations") intend to provide betting services within the United Kingdom and must comply with betting legislation in the United Kingdom. Betting is regulated in the United Kingdom under the Betting Gaming and Lotteries Act 1963 ("the Betting Act") and the Betting and Gaming Duties Act 1981 ("the Duties Act") and associated regulations (all collectively referred to as "the Acts").

         The Betting Act regulates on-course (betting taking place at a licensed track) and off-course betting (i.e. telephone, Internet and other betting not undertaken at a licensed track) as well as pool betting in the United Kingdom. The Betting Act deals with, among other things, applications for bookmakers' permits, the conduct of bookmakers and the running of licensed betting premises by bookmakers and/or bookmakers' agents in the United Kingdom. The Duties Act and associated regulations primarily deal with the financial reporting and taxation responsibilities of those involved in the bookmaking and gaming industry.

         The Betting Act provides, among other things: that no person may use any premises or cause or knowingly permit any premises to be used for effecting betting transactions with persons resorting thereto (i.e. physically present) unless they comply with certain provisions of the Betting Act; no person may act as a bookmaker on his own account unless he holds a permit under the Betting Act authorizing him to do so; and no person may by way of a business receive or negotiate bets as a servant or agent to another bookmaker unless they are authorized to do so in accordance with and comply with certain provisions of the Betting Act. A person may receive and negotiate bets on behalf of another bookmaker provided they are authorized to do so by that bookmaker in accordance with the Betting Act. A person so authorized may then apply for a betting agency permit and a betting office license.

         In order to obtain a bookmakers permit in the United Kingdom an application must be made to the licensing justices of the Betting Licensing Committee at the applicable Magistrates Court (in England and Wales) or the Local Authority Licensing Board in respect of Scotland. The essential tests applied by the licensing justices when considering an application is whether or not the applicant is a fit and proper person to hold a bookmakers' permit, whether they are competent to operate a bookmaking business and whether they have sufficient financial resources to meet the potential liabilities that may arise. Brightform applied for and acquired a bookmakers' permit on July 12, 2001. This permit expires on May 31, 2003 and Brightform will be required to apply to renew this permit. Separately, GIG Operations applied for a betting agency permit in December 2002.

         In order to use any premises for the purposes of effecting betting transactions with people resorting thereto, a bookmaker must also obtain a betting office license for the particular premises. In relation to betting office licenses, the licensing justices consider, among other things, whether the premises are suitable for a betting office and assess whether there is sufficient demand in the locality for such facilities (known as the "demand test"). In order to provide fixed odds betting services on interactive television or over the Internet a company operating in the United Kingdom need only have a U.K. bookmaker's permit. A betting office license is not required as it relates to specific premises to which customers go to place bets.

         Both bookmakers' permits and betting office licenses remain valid during the applicable licensing period (a maximum of three years) and all permits and licenses expire by elapse of time. Bookmakers and/or bookmakers' agents must make applications for the renewal of their permits and/or betting office licenses.

         The U.K. government has proposed far reaching deregulation of the U.K. betting and gaming industry, to be constituted in a new primary legislation, expected to be announced in the November 2003 Queens Speech and enacted in some time in 2004. None of the activities for which Brightform is currently licensed is expected to be adversely affected by this new legislation.

         Nevada

         Prior to April 2000, ISWI conducted business in the State of Nevada. As such, it was required to obtain a gaming license as an operator of an "inter-casino linked system" ("OILS License") and to register with the Nevada Gaming Commission as a publicly traded corporation. ISWI is not currently operating in Nevada, although it continues to hold its OILS License and is still registered. It is marketing its current System to casinos in Nevada on a limited basis. It may also elect to market its system in Nevada in the future. Any continued marketing efforts are aimed at licensing the Company's SportXction(TM) System to casinos in order for them to operate a system utilizing the Company's SportXction(TM) System software. The Company has no current plans to re-enter the business of operating a sports wagering system in Nevada. Nevertheless, in order to maintain its OILS License, the Company must continue to comply with Nevada gaming law.

         The ownership and operation of casino gaming facilities in Nevada, including sports pools, the operation of an inter-casino linked system, the manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, and the manufacture, sale and distribution of associated equipment for use or play in Nevada is subject to The Nevada Gaming Control Act and the regulations promulgated there under (collectively, the "Nevada Act") and various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city and county regulatory agencies. (The Nevada Commission and Nevada Board are collectively referred to herein as the "Nevada Gaming Authorities.")

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

         Within the United States, sports wagering is currently legal only in Nevada. Pursuant to the Professional and Amateur Sports Protection Act, 28 U.S.C. Section 3701, et. seq. (hereinafter referred to as the "Sports Act"), which became effective January 1, 1993, the proliferation of legalized sports books was significantly curtailed. Although the Sports Act generally prohibits sports wagering in every jurisdiction in the United States, including those jurisdictions subject to the Indian Gaming Regulatory Act (25 U.S.C. Section 2701 et. seq.), the Sports Act currently permits such wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Act. 28 U.S.C. Section 3704. Thus, sports books and wagering are permitted to continue to operate in Nevada. Moreover, the Interstate Wire Act, 18 U.S.C.
Section 1084, also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

         On April 23, 1998, the Nevada Commission granted the Company an OILS License and registered it as a Registered Corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited the Company, as a Registered Corporation, from holding a Nevada OILS License. The Company's OILS License has a number of conditions, all of which were agreed to by the Company, relating to the Company's operations and to the System's method of operation and accounting. As a Registered Corporation and a gaming licensee ("Gaming Licensee") the following regulatory requirements apply to the Company:

          o The Company is required to maintain a regulatory compliance committee and periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require.

          o The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability of licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position or sever a relationship with such person. Barry Mindes (Chairman of the Board and Chief Executive Officer) and Bernard Albanese (President) have been licensed. James McDade (Chief Financial Officer) applied for a license in November 2002.

          o If it were determined that the Nevada Act was violated by the Company, the registration and OILS Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.

          o Any beneficial holder of the Company's voting securities, regardless of the number or shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of the Company's voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

          o The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Nevada Board Chairman mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. The applicant is required to pay all costs of investigation.

          o Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Nevada Board Chairman, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense.

          o The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that its acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned.

          o The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be ground for finding the record holder unsuitable. To date, the Commission has not required the Company to disclose its' beneficial owners.

          o A Registered Corporation may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds there from are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

          o Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

          o The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan or recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

          o License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; or (ii) the number of gaming devices operated. Under 1999 Nevada legislation, operators of inter-casino linked systems are required to share a proportionate percentage of such taxes. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer and distributor.

          o Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with, or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability. As a result of the acquisition of GIG, the Company filed a Foreign Gaming Notification Statement and established a revolving investigation fund of $10,000 in October 2002.

         The Company may also be required to make annual filings with the Attorney General of the United States in connection with the operation of the SportXction(TM) System.

         It is possible that the Company may be regulated or required to be licensed in various foreign countries or that the Company's SportXction(TM) System software may be required to be approved for use in such foreign countries prior to its use or operation by the Company. Although the Company is not currently aware of any such requirements, the Company has only done a limited inquiry with respect thereto. If the Company is required to be licensed or its SportXction(TM) System software is required to be approved in any foreign countries, there is no assurance that such licensing or approval could be obtained, although the Company is not aware of any reason why it could not be so licensed or its SportXction(TM) System software would not be approved.

                              SAFE HARBOR STATEMENT

     Important Factors Regarding Forward Looking Statements and Other Risks

         This Report on Form 10-KSB ("Report") except for the historical information contained herein contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934 as amended. Such forward looking statements include, without limitation, statements regarding whether cricket will be introduced to ukbetting's customers in the Spring of 2003, whether sports wagering using interactive TV set-top boxes will be introduced in the UK during 2003, whether the enhancement to the SportXction(TM) System permitting wagering on multi-sided propositions will be available for live testing in the second quarter of the Company's 2003 fiscal year, whether the contracts with Telewest Communications and the English subsidiary of Italy's Freedomland will be converted to "business to business" relationships, whether the Company will have the SportXction(TM) System in operation utilizing portable devices such as mobile phones and personal digital assistants in the next year or two, potential market size for the SportXction(TM) System, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players to the SportXction(TM) System for sports wagering and sports contests, the length of time that the Company will incur losses and negative cash flow, the length of time the Company's cash resources will last and its ability to meet its cash requirements, the ability of the Company to raise additional financing if required, whether legal or regulatory requirements will inhibit marketing of the products as intended by the Company, the likelihood that the Company's securities will continue to be listed on NASDAQ, whether ISWI will enter into agreements with others for use of the SportXction(TM) System, whether the Company will bring the SportXction(TM) System to market using additional interactive mediums, whether the agreement with ukbetting plc will produce revenues in the year ending September 30, 2003, and whether the VAT receivable will be received in the second quarter of the fiscal year ending September 30, 2003. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks and factors include, among others, those listed below. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are inherently uncertain and are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Single Product Producer; Ability of the Company and its' Partners to Market the SportXction(TM) System; Uncertain Market Acceptance. The Company's success will depend primarily on the success of a single product, the SportXction(TM) System, and the ability of the Company and its partners to market the SportXction(TM) System and develop a significant number of players with interest in wagering or playing contests utilizing the SportXction(TM) System. Previously, ISWI pursued an aggressive marketing and advertising campaign to introduce the SportXction(TM) System to the gaming public in Nevada. Nonetheless, the total number of players who used the SportXction(TM) System in Nevada was limited, and the total amount wagered through the SportXction(TM) System in Nevada was modest, as a result of which ISWI ceased its Nevada operations. To achieve commercial success, the SportXction(TM) System, must be accepted by a significant number of gaming patrons. There can be no assurance that the SportXction(TM) System will be accepted by its intended market. If the SportXction(TM) System does not achieve sufficient market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

         History of Losses. Until entering into the License Agreements with GIG, ISWI was in the development stage and generated limited revenues from the SportXction(TM) System. As of September 30, 2002 and September 30, 2001, the Company had cumulative net losses since inception of approximately $2.0 and $4.0 million, respectively. Although the Company's results of operations during the years ended September 30, 2002 and September 30, 2001 have been profitable and the Company has been cash flow positive during those two fiscal years, the Company does not expect to continue to achieve such results for the fiscal year ending September 30, 2003. As a result of the acquisition of GIG on July 31, 2002, ISWI will no longer receive the minimum payments under the Agreements. The $3,350,000 gain on default under the GIG Agreements during the year ending September 30, 2002 will not recur. The Company's revenue will now be based upon the ability of the Company and its business partners to generate revenue through the SportXction(TM) System. The likelihood of the Company's success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, some of which may be beyond the Company's control. These include, but are not limited to, the ability of the Company to operate its anticipated business; the ability of the Company and its business partners to attract a sufficient number of players desirous of utilizing the SportXction(TM) System; unanticipated problems relating to further software enhancement and development; acceptance of the SportXction(TM) System by the wagering public; gaming regulations and gaming taxes (including those in the United States, United Kingdom and other foreign countries); the competitive and regulatory environment in which the Company operates; marketing problems; and additional costs and expenses that may exceed current estimates.

         Projected Losses and Negative Cashflow. As a result of the acquisition of GIG, the Company expects that projected short-term revenue, expenses and overall profitability will be adversely impacted. By recovering its software license, the Company will now act as the primary operator of the SportXction(TM) System and be entitled to all of the net proceeds generated by its technology, net of any revenue sharing arrangements with the Company's business partners, rather than the fractional share it would have received as a licensor of its technology. The Company will, however, now incur greater costs, including operating, marketing, and advertising expenses without the comfort of previous minimum license fees. The Company expects to incur losses and negative cash flow at least for the fiscal year ending September 30, 2003.

         Cash Requirements; Need for Additional Financing. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements through at least the next 18 months based upon the Company's current business plan (see "Management's Discussion and Analysis") and longer, subject to the revenues generated by the SportXction(TM) System. The Company's cash requirements may vary materially from those now planned due to a number of factors, including the extent to which the Company develops the SportXction(TM) System under its own brand and the response of competitors to the SportXction(TM) System and the ability of the Company and its management to satisfy applicable licensing requirements. The Company may need to raise additional capital to fund its future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to limit its operations significantly.

         Government Regulation. Sports wagering and wagering over the Internet is highly regulated throughout the world. The inability of the Company to obtain any gaming licenses or other approvals that may be required could have a material adverse impact on the Company (see "Business - Government Regulation").

         Competition. The Company's SportXction(TM) System and the business intended to be operated by the Company competes with other forms of gambling, including, but not limited to, sports wagering as currently conducted world-wide, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, government-sponsored lotteries, on-and off- track betting on horses and dogs, jai alai, offshore cruise ships, riverboats, illegal wagering of all types including that conducted over the Internet, and Native American gaming operations. The gaming industry is also subject to shifting consumer preferences and perceptions. A shift in consumer acceptance or interest in gaming could adversely affect the Company. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company's business or that the Company will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner.

         Uncertainties Regarding Intellectual Property. The Company regards the SportXction(TM) System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company has two United States patents for its proprietary wagering methods and its related computer processing system. Corresponding applications have been or will be filed in certain foreign countries some of which have been issued and some of which are pending. The Company also has a patent pending to use its technology in the trading of financial instruments. No assurance can be given that any of the Company's pending domestic or foreign patent pending applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect its technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company's business, financial condition and results of operations

         As the number of software products in the industry increases and the functionality of these products further overlap, software developers and publishers may increasingly become subject to infringement claims. Although the Company has not received any claim that it is infringing any patent or trade secrets and is not currently aware of any claim that it is infringing any such rights of others, there can be no assurance that the Company will not face such claims, with or without merit, in the future. Any such claims or litigation could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key Personnel. The Company is dependent upon the continued efforts and abilities of its executive officers and other key personnel such as Barry Mindes, the Company's founder, Chairman of the Board and Chief Executive Officer, and Bernard Albanese, a director of the Company and the Company's President. The loss or unavailability of Messrs. Mindes or Albanese for any significant period could have a material adverse effect on the Company's business, financial condition and results of operations. Messrs. Mindes and Albanese have entered into employment agreements with the Company which terminate on December 31, 2003 and June 30, 2003, respectively. No assurance can be given that those agreements will be extended or renewed by the Company or the employees upon expiration of their term and if not extended or renewed, whether individuals with similar backgrounds and experience could be hired to replace them. The Company does not maintain and does not intend to obtain key person life insurance on the life of either Messrs. Mindes or Albanese. The Company's operations will also depend to a great extent on the Company's ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company's operating results and financial condition.

         Control by Management. As of December 16, 2002, Barry Mindes, Mindes Family Limited Partnership, of which an entity controlled by Mr. Mindes is general partner, Bernard Albanese and the Marie Albanese Trust, a trust for the benefit of Mr. Albanese's wife, together beneficially own approximately 39% of the outstanding shares of Common Stock (excluding any stock options held by Mr. Albanese which could, in the future, be exercised). As a result of such ownership, such stockholders are likely to have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

         Possible Volatility of Market Price of Common Stock. The market price of securities of many emerging and high technology companies has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company's operating results, announcements by the Company or its competitors concerning technological innovations, new products or systems may have a significant impact on the market price of the Company's securities.

         NASDAQ Delisting; Low Stock Price; Net Tangible Assets. The trading of the Company's Common Stock on NASDAQ will be conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by NASDAQ. To maintain eligibility for trading on NASDAQ, the Company will be required to, among other things, (i) maintain stockholders' equity of at least $2,500,000, have a market capitalization of $35 million, or have net income of $500,000 in the most recently completed fiscal year or in two out of the last three most recently completed fiscal years; (ii) maintain a minimum bid price of $1.00 per share; and (iii) adhere to certain corporate governance provisions.

         In two instances in the past, the Company has received correspondence from NASDAQ indicating that it did not meet the requirements for continued listing on NASDAQ. In each of the two prior instances that this occurred the Company was able to overcome these problems, achieve compliance with the requirements for continued listing and was able to have its Common Stock continue to be listed on the NASDAQ SmallCap Market.

         The effects of delisting include the limited release of the market prices of the Company's securities and limited news coverage of the Company. Delisting may restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock was delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, the Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction. If the Company's securities were also deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. The SEC's regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such requirements could severely limit the liquidity of the Company's securities.

         Absence of Dividends. The Company has not paid any dividends on its outstanding Preferred Stock or Common Stock since its inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

         Anti-Takeover Effects of Certain Provisions of Certificate of Incorporation and Delaware Law. The Company's Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock (of which 60,000 have been designated as Series A Preferred Stock and are outstanding) with such designations, rights and preferences as may be determined from time to time by the Board of Directors (See Item 5. Recent Sales of Unregistered Securities). Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.

         Item 2. Description of Property

         The Company currently leases approximately 2,500 square feet of space in West Paterson, New Jersey under a five year lease which expires on June 30, 2005. Lease payments for this facility, at which all development and administrative functions in the United States are currently conducted, during the fiscal year ended September 30, 2002, were approximately $36,000. For the fiscal year ending September 30, 2003, lease payments for this facility are expected to also be approximately $36,000. The Company also leases off-site facilities in Nevada for the storage of equipment.

         The Company currently leases approximately 4,400 square feet in London, England under a seven year lease which expires in March 2009. Lease payments for this facility, at which all development and administrative functions in England are currently conducted, during the period from August 1, 2002 to September 30, 2002, were approximately $62,000. For the fiscal year ending September 30, 2003, lease payments for this facility are expected to be approximately $248,000.

         Item 3. Legal Proceedings

         None, as defined.

         Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

                                     PART II

         Item 5. Market for Common Equity and Related Shareholder Matters

         Market Information

         The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low sales prices for shares of the Company's Common Stock. The quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions. The Company's Common Stock is traded on the NASDAQ SmallCap MarketSM

    Quarter                                          High           Low
    -------                                          ----           ---
    October 1, 2000 to December 31, 2000           $1.250         $0.594
    January 1, 2001 to March 31, 2001               1.250          0.625
    April 1, 2001 to June 30, 2001                  3.590          0.750
    July 1, 2001 to September 30, 2001              5.090          2.420
    October 1, 2001 to December 31, 2001            8.240          3.960
    January 1, 2002 to March 31, 2002               8.200          4.120
    April 1, 2002 to June 30, 2002                  5.210          1.250
    July 1, 2002 to September 30, 2002              2.190          1.050

         The high and low sales prices on December 16, 2002 were $2.25 and $2.17, respectively.

         Current Holders of Common Stock

         Based upon information supplied to the Company by its transfer agent, there were approximately 50 stockholders of record of the Common Stock on December 16, 2002. The Company believes there are in excess of 2,000 beneficial owners of its Common Stock whose shares are held in "Street Name."

         Dividends

         The Company has never paid cash dividends with respect to its Preferred Stock or its Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of Preferred Stock or Common Stock. Any decision as to the future payment of dividends on Preferred Stock or Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

         Recent Sales of Unregistered Securities

         On October 28, 1996, the Company issued 6 1/2 units in a bridge financing (the "Bridge Units"), each Bridge Unit consisting of (i) a 10% Senior Promissory Note (the "Bridge Notes") in the principal amount of $100,000 and
(ii) warrants to purchase 30,000 shares of the Company's Common Stock (the "Bridge Warrants"), at an initial exercise price equal to the lesser of $3.60 or 60% of the initial Unit offering price in the Company's subsequent IPO. Barington Capital Group, L.P. ("Barrington") acted as placement agent for the offering of Bridge Units which were made to a limited number of accredited investors pursuant to the exemption from the registration requirements of the Act, afforded by Section 4(2) thereof. The aggregate offering price was $650,000, of which net proceeds received by the Company amounted to approximately $550,000. An aggregate of 195,000 Bridge Warrants were issued in the bridge financing. The Bridge Warrants were exercisable at any time after issuance and expired on October 28, 2001. The shares of Common Stock issuable upon exercise of the Bridge Warrants were registered on a registration statement on Form S-3 declared effective on May 5, 2000. Prior to expiration, all but one of the Warrants were exercised, and all but one of the Warrants that were exercised were done so on a cashless basis, resulting in the issuance of 45,277 additional shares of the Company's Common Stock, of which 12,213 shares were issued during the fiscal year ended September 30, 2002. The Bridge Warrants expired on February 25, 2002.

         In connection with the execution of the Agreements with GIG, the Company issued to GIG a warrant to purchase 426,087 shares of the Company's Common Stock at an exercise price of $4.38 per share (the "GIG Warrant"). The GIG Warrant became exercisable on September 18, 2001 (18 months after issuance) and was to remain exercisable through March 16, 2005. The GIG Warrant was non-transferable other than to affiliates of GIG. The shares of Common Stock issuable upon exercise of the GIG Warrant were registered on the Company's Registration Statement on Form S-3 that was declared effective on May 5, 2000. As a result of the breach of the Agreements by GIG, the warrants became non-exercisable. In connection with the GIG acquisition, certain GIG shareholders, MultiSport Games Development Inc. ("MultiSport") received 115,043 warrants and Peter Sprogis received 42,609 warrants. The warrants issued to GIG shareholders have an exercise price of $4.38 per share and expire on March 16, 2005. The remaining 268,435 GIG warrants were cancelled on November 26, 2002.

         The Company's Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In connection with the acquisition of GIG, the Company also issued 60,000 shares of a new class of Series A Preferred Stock to MultiSport. Each share of Preferred Stock has one vote, no liquidation preferences, is entitled to a 6% non-cumulative dividend, if and when declared by the Board of Directors, is convertible into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into Common Stock. The Company issued the Series A Preferred Stock and consented to the transfers of the Warrants in reliance on an exemption from the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption provided by Section 4(2) of the Act and regulations thereunder. Both Mr. Sprogis and MultiSport represented to the Company, among other things, that they were "accredited investors" within the meaning of the Act.

         Item 6. Management's Discussion and Analysis

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

         Results of Operations

         In March 2000, ISWI became a licensor of interactive gaming software through the signing of license agreements (the "License Agreements") with Global Interactive Gaming ("GIG"). The License Agreements provided, among other things, for the payment of minimum royalties on a quarterly basis and provided that the minimum due to ISWI for the forthcoming 12 month period were held in a third party escrow account ("Escrow Account"). During the years ended September 30, 2001 ("Fiscal 2001") and September 30, 2002 ("Fiscal 2002"), ISWI's revenues solely represented minimum fees received pursuant to the terms of the License Agreements. ISWI's efforts between early 2000 and 2002 focused on enhancing the SportXction(TM) System for use by GIG. GIG's majority shareholder was Prisma iVentures Ltd., a subsidiary of The Kirch Group, a German media conglomerate. As a result of Kirch Media's insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group, at the time a business entity with purported annual revenues exceeding $2 billion, ceased providing funding for GIG. On July 31, 2002, ISWI acquired all of the outstanding share capital of GIG (see "Acquisition of GIG"). As a result of the acquisition of GIG, ISWI will not receive any further minimum royalties and will need to generate revenues based upon use of the SportXction(TM) System, from service charges from existing agreements and by entering into additional agreements. GIG's results of operations from August 1, 2002 to September 30, 2002 are included in ISWI's statement of operations for the year ended September 30, 2002.

         Net revenues for Fiscal 2002 decreased by 9% to $4,314,000. The decrease in Fiscal 2002 is attributable to the discontinuation of the minimum royalties due to GIG; default under the License Agreements and the eventual acquisition of GIG as well as an acceleration of the deferred expense amortization resulting from warrants granted in connection with the License Agreements. These decreases were partially offset by an increase in the guaranteed minimum amounts from the License Agreements received through May 2002.

         Research and development expense for Fiscal 2002 declined by 26% to $735,000. The decrease in Fiscal 2002 resulted primarily from the increased capitalization of costs related to enhancing the SportXction(TM) System partially offset by increased programming and development costs as a result of the inclusion of GIG's expenses in the Company's consolidated results subsequent to the acquisition.

         General and administrative expenses for Fiscal 2002 increased by 91% to $2,355,000. The increase in Fiscal 2002 was primarily due to an increased cost base as a result of the acquisition of GIG, the write-off of a doubtful account with GIG relating to a bonus payment earned in Fiscal 2001, increased employee salary and benefit expenses and increased professional fees.

         Upon consummation of the acquisition of all of the outstanding share capital of GIG, the $3.1 million remaining in the Escrow Account was released to ISWI and GIG. As a result of the default under the Agreements by GIG and the resultant acquisition of GIG, ISWI recognized a gain of $3,350,000 representing the remaining funds in the Escrow Account as well as the balance of deferred revenue at July 31, 2002 of $250,000.

         Income before taxes increased 76% to $4,691,000 for Fiscal 2002, primarily as a result of the default under of the License Agreements by GIG and the subsequent acquisition of GIG, which was partially offset by the decrease in revenue and an increase in expenses.

         Net income for Fiscal 2002 and net income per share (basic) decreased by 63% to $1,954,000 and $0.22, respectively. These decreases largely reflect offsetting non-cash tax accounting entries that were recorded in Fiscal 2001 and Fiscal 2002. The result of these entries is that in Fiscal 2001 the Company's net income increased by $2,681,000, and in Fiscal 2002, due to GIG's financial condition, the net results of these entries were reversed, reducing net income by the same amount (described below).

         As a result of losses prior to Fiscal 2001, the Company had a deferred tax asset comprised principally of the tax benefit of net operating loss carryforwards at September 30, 2001. In Fiscal 2001, the Company reversed the valuation allowance of $2,681,000 for this deferred tax asset into income based on its recent history of pre-tax profits, the minimum future fees to be received under the License Agreements and the projected taxable income of the Company. During Fiscal 2002, following the default under the License Agreements, the Company determined that there would be limited additional revenues received under the License Agreements. As a result, the Company provided a valuation allowance of $621,000 to offset a portion of the deferred tax asset at September 30, 2002, which the Company recorded as income tax expense on its statement of operations. In addition, during Fiscal 2002, income tax expense for Fiscal 2002 includes $2,060,000 representing the utilization during the year of the Company's net operating loss carryforwards and deductible temporary differences for which the tax benefit had been recognized in Fiscal 2001 and $56,000 relating to the tax benefit associated with the exercise of non-qualified stock options which was credited to additional paid in capital.

         Liquidity and Capital Resources

         As of September 30, 2002, the Company had liquid resources totaling $8,126,000 and a receivable relating to a U.K. tax refund of approximately $1,105,000. The liquid resources include cash and cash equivalents in the amount of $4,753,000 and investments in the amount of $3,373,000. Investments are limited to investment grade marketable securities with maturities of less than 18 months. The tax receivable relates to a reclaim of Value Added Tax paid in the United Kingdom by GIG from May 2001 through September 2002.

         The Company's operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2003. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements through at least the next 18 months based upon the Company's current business plan and longer, subject to the revenues generated by the SportXction(TM) System. The Company believes that this is a sufficient period of time to allow the Company to establish a successful enterprise in the intended market.

         The Company expects its agreement with ukbetting plc (see "Recent Developments") to produce revenues in the year ending September 30, 2003. The Company is currently in discussions with interactive television providers and other operators to provide services. There is no assurance however, that the System will be launched as planned or accepted by potential users. In addition, there is no assurance that any additional agreements will be signed. If these agreements do not produce revenue as planned, it may be necessary for the Company to seek additional funding, or reduce its expenses by limiting or curtailing its efforts in the United Kingdom, or both.

         Capital expenditures are expected to be incurred in relation to system rollout for existing contracts as well as the purchase of additional computer equipment. Existing resources are expected to be able to fund these requirements. The Company's capital requirements may vary materially from those now planned due to a number of factors, including the rate at which the Company can introduce the product, the market acceptance and competitive position of the product and the response of competitors to the product.

         Acquisition of GIG

         On July 31, 2002, ISWI acquired all of the outstanding share capital of GIG, an interactive gaming service provider to licensed bookmakers and ISWI's worldwide licensee of the SportXction(TM) software for $1,092,000 including professional fees and acquisition costs of $536,000. The purchase price paid to GIG's stockholders consisted of $365,000 in cash, 60,000 shares of a new class of Series A Preferred Stock (convertible until July 31, 2009 into ISWI Common Stock at $15 per share on a cashless basis) valued at $64,000 and warrants to acquire 157,652 shares of ISWI's Common Stock (exercisable at $4.38 per share which expire on March 16, 2005) valued at $127,000.

         As GIG was a development stage company and had not commenced planned principal operations, the acquisition was accounted for as an acquisition of assets and not a business combination. The total purchase consideration was allocated to the tangible and intangible assets and liabilities as follows:

                                                        $(000s)
            Cash                                        $   44
            VAT tax receivable                           1,073
            Other current assets                           428
            Property and equipment                         257
            Capitalized software costs                     566
            Accounts payable                              (780)
            Accrued expenses                              (496)
                                                        ------
                                                        $1,092
                                                        ======

         In addition, an acquired deferred tax asset of $7,570,000, resulting from an excess of the tax basis of the acquired net assets over the consideration paid, in addition to the existence of a net operating loss carryforward which GIG has available to offset future taxable income in the United Kingdom, has been fully offset by a valuation allowance.

         GIG's results of operations from August 1, 2002 to September 30, 2002 are included in ISWI's statement of operations for the year ended September 30, 2002.

         Recent Developments

         On September 18, 2002, the Company announced that GIG had signed an agreement with ukbetting plc ("ukbetting'), one of the United Kingdom's leading on-line sports content and wagering service providers, for the incorporation of the SportXction(TM) System into "totalbet live", a product to be used on ukbetting's sports wagering web sites. The customer base of ukbetting includes more than 100,000 wagering accounts in the U.K. In this non-exclusive agreement, which provides both parties with a share of the wagering revenue, GIG furnishes the technology and operates the system, and ukbetting is responsible for marketing the product, first level customer support and processing customer financial transactions.

         In November 2002, totalbet live successfully completed live field trials in which ukbetting customers used play money to test the system. In addition, totalbet live was successfully launched through a gradual introduction using a series of games during which the number of users playing was ramped up. In early December 2002, the product was introduced to all of ukbetting's on-line customers. An extensive marketing campaign by ukbetting using a variety of advertising venues will be commenced in January 2003. The initial launch was for soccer, with cricket planned for the spring of 2003, followed by other live sports events including Rugby Union, Rugby League, Tennis and Golf.

         Outlook

         The Company believes that its long term business outlook is optimistic. By recovering its software license through the acquisition of GIG, the Company is currently the primary operator of its SportXction(TM) System and is entitled to all of the revenues generated by its technology, net of any revenue sharing arrangements with the distributor of the technology to the end users, versus the fractional share it would have received as licensor. However, without the financial stability of the minimum license payments, and the greater costs associated with the GIG acquisition, it is imperative that the Company continues to diligently form additional strategic partnerships, such as that with ukbetting. It remains the Company's objective to bring SportXction(TM) to market across several different interactive mediums including interactive television, the Internet, and hand held devices such as mobile telephones and PDA's. The Company has significantly reduced its expectations of short term profitability and cash flow. The Company expects its agreement with ukbetting to generate an insignificant amount of revenue during the quarter ending December 31, 2002, with increasing amounts in future quarters as the product is promoted by ukbetting and number of users grow. The Company expects to incur losses and negative cash flow for the year ended September 30, 2003.

         Significant Accounting Policies and Estimates

         The Company prepares its Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of the Company's accounting policies, including accounting for software development costs; depreciation, amortization of long-lived assets, including intangible assets; and deferred income taxes require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These estimates and judgments are subject to an inherent degree of uncertainty and are evaluated by the Company on an ongoing basis. The Company bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis in making judgments about the carrying values of assets and liabilities that are not readily apparent from others sources. See Note 2 to the Company's Financial Statements for a full discussion of the Company's significant accounting policies.

         Item 7. Financial Statements

         See Page F-1

         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Reference is made to the Company's Current Report on Form 8-K filed on April 16, 2001 which is incorporated herein by reference.

                                    Part III

         The Company hereby incorporates by reference into this Part III, its definitive proxy statement to be filed on or prior to January 28, 2003. If the definitive proxy statement is not filed on or before January 28, 2003, the information called for by this Part III will be filed as an amendment to this Report on or prior to January 28, 2003.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibits are filed herewith:

2.1 Stock Purchase Agreement, dated as of July 3, 2002, between Prisma iVentures Ltd. and ISW Acquisition Co., LLC. (1)

2.2 Stock Purchase Agreement, dated as of July 30, 2002, between Global Interactive Gaming Ltd., MultiSport Games Development Inc., Peter G. Sprogis, ISW Acquisition Co., LLC and Interactive Systems Worldwide Inc. (with respect only to certain Sections). (1)

3.1      Certificate of Incorporation of the Company. (4)

3.1(a) Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company. (4)

3.1(b) Amendment, dated February 28, 2001, to Certificate of Incorporation of the Company. (9)

3.2      By-Laws of the Company. (4)

4.1 Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Series A Preferred Stock and Qualifications, Limitations and Restrictions Thereof, dated July 31, 2002. (1)

4.2 Warrant to Purchase of 268,435 Shares of Common Stock, par value $.001 per share, of Interactive Systems Worldwide Inc., dated as of July 31, 2002, issued to Global Interactive Gaming Ltd. (1)

4.3 Warrant to Purchase of 115,043 Shares of Common Stock, par value $.001 per share, of Interactive Systems Worldwide Inc., dated as of July 31, 2002, issued to MultiSport Games Development, Inc. (1)

4.4 Warrant to Purchase of 42,609 Shares of Common Stock, par value $.001 per share, of Interactive Systems Worldwide Inc., dated as of July 31, 2002, issued to Peter Sprogis. (1)

4.5 Warrant Agreement dated as of December 11, 1996 by and between the Company and American Stock Transfer & Trust Company (4)

4.5(a) Amendment dated as of December 4, 2001, to Warrant Agreement dated December 11, 1996 by and between Registrant and American Stock Transfer & Trust Company.

10.1(a) Letter to Citibank, N.A., dated as of July 31, terminating Escrow Agreement and Directing Release of Funds from Escrow. (2)

10.1(b) Letter Agreement, dated as of July 29, 2002, between Global Interactive Gaming Ltd. and KirchSport Limited. (3)

10.1(c) Employment Agreement between the Company and Barry Mindes, dated as of March 17, 2000. (8)

10.1(d) Amendment No. 1 to Employment Agreement between the Company and Barry Mindes, dated as of December 20, 2002.

10.2(b) Employment Agreement between the Company and Bernard Albanese, dated as of March 17, 2000. (8)

10.3 Form of Proprietary Information, Inventions and Non-Solicitation Agreement. (4)

10.4     Form of Subscription Agreement. (4)

10.5 Rights Agreement among the Company and the investors listed on Schedule A therein, dated as of June 2, 1995. (4)

10.6 Stock and Warrant Purchase Agreement among the Company and the investors listed on Schedule A therein, dated as of June 2, 1995. (4)

10.7 Rights Agreement between the Company and Barry Mindes, dated as of June 20, 1996. (4)

10.8 Form of Stockholders Agreement among the Company, Barry Mindes and all Stockholders of the Company (other than stockholders who are party to the Rights Agreement referred to in 10.6 above). (4)

10.10 Form of Indemnification Agreement entered into between the Company and its directors and executive officers. (4)

10.11    1995 Stock Option Plan, as amended January 7, 1999. (8)

10.12    1996 Stock Option Plan, as amended January 26, 2000. (8)

10.13    Form of Incentive Stock Option Agreement. (5)

10.14    Form of Non-Qualified Stock Option Agreement. (5)

10.15 License Agreement dated as of March 17, 2000 by and among the Company and Global Interactive Gaming Limited (formerly Global Interactive Gaming AG). (6)

10.16 License Agreement dated as of March 17, 2000 by and among the Company and Global Interactive Gaming LLC (formerly Global Interactive Gaming Inc.). (6)

10.17 Purchase and Sale Agreement dated as of April 10, 2000 by and among the Company and certain accredited investors. (7)

10.18 Purchase and Sale Agreement dated as of January 12, 2000 by and among the Company and certain accredited investors. (8)

10.19 Non-Transferable Warrant issued March 17, 2000 to Global Interactive Gaming Ltd. (8)

23.1     Consent of Eisner LLP.

24.1     Power of Attorney (Included on signature page hereto).

------------------

(1) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Current Report on Form 8-K dated August 15, 2002.

(2) Incorporated by reference to exhibit 10.1 contained in the Company's Current Report on Form 8-K dated August 15, 2002.

(3) Incorporated by reference to exhibit 10.2 contained in the Company's Current Report on Form 8-K dated August 15, 2002.

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

(6) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Current Report on Form 8-K dated March 23, 2000

(7) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Current Report on Form 8-K dated April 11, 2000

(8) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Annual Report on Form 10-KSB dated December 22, 2000

(9) Incorporated by reference to the exhibit with the corresponding number contained in the Company's Current Report on Form 8-K dated February 28, 2001

(b)  Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

Current Report on Form 8-K filed on August 14, 2002

Current Report on Form 8-K filed on August 15, 2002, as amended by the Current Report on Form 8-K/A, filed on October 15, 2002.

Item 14.  Controls and Procedures

Evaluation of disclosure controls and procedures
Within 90 days prior to the date of this report (the "Evaluation Date"), the Company's principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within these entities.

Changes in internal controls

There were no significant changes in the Company's internal controls, or in other factors which could significantly affect these controls subsequent to the Evaluation Date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERACTIVE SYSTEMS WORLDWIDE INC.


                                     By:/s/ Barry Mindes
                                        -----------------------------------
                                     Barry Mindes, Chairman of the Board
                                     and Chief Executive Officer

                                     (Principal Executive Officer)


                                     December 24, 2002

                                 CERTIFICATIONS


I, Barry Mindes certify that:

1. I have reviewed this annual report on Form 10-KSB of Interactive Systems Worldwide Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002

                                By: /s/ Barry Mindes
                                    ---------------------------------
                                Name: Barry Mindes
                                Title: Chairman of the Board and
                                       Chief Executive Officer

I, James McDade certify that:

1. I have reviewed this annual report on Form 10-KSB of Interactive Systems Worldwide Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002


                                      By: /s/ James McDade
                                          -----------------------------
                                      Name: James McDade
                                      Title: Chief Financial Officer

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

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.


Signature                                Title                                               Date
---------                                -----                                               ---

                                         Chairman of the Board and Director                  December 24, 2002
           /s/ Barry Mindes              (Principal Executive Officer)
----------------------------------------
             Barry Mindes

         /s/ Bernard Albanese            President and Director                              December 24, 2002
----------------------------------------
           Bernard Albanese

                                         Chief Financial Officer                             December 24, 2002
           /s/ James McDade              (Principal Financial and Accounting Officer)
----------------------------------------
             James McDade


        /s/ Fredric Kupersmith           Director                                            December 24, 2002
----------------------------------------
          Fredric Kupersmith


          /s/ Janet Mandelker            Director                                            December 24, 2002
----------------------------------------
            Janet Mandelker


          /s/ Harold Rapaport            Director                                            December 24, 2002
----------------------------------------
            Harold Rapaport


                       Interactive Systems Worldwide Inc.
                          Index to Financial Statements


                                                         Page
                                                         ----

Independent Auditors' Reports                            F-2

Balance Sheets as of September 30, 2002 and 2001         F-3

Statements of Operations for the years ended
September 30, 2002 and 2001                              F-4

Statements of Stockholders' Equity for the years ended
September 30, 2002 and 2001                              F-5

Statements of Cash Flows for the years ended
September 30, 2002 and 2001                              F-6

Notes to Financial Statements                            F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Interactive Systems Worldwide Inc.

We have audited the accompanying balance sheets of Interactive Systems Worldwide Inc. as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Systems Worldwide Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ EISNER LLP

New York, New York
November 26, 2002

      Part I:  Financial Information

Item 1.  Financial Statements

                       Interactive Systems Worldwide Inc.
                                 Balance Sheets
                           September 30, 2002 and 2001

                    (Amounts in thousands except share data)

                                                                           2002          2001
                                                                         ---------      -------
                                                                       (Consolidated)
Current assets:
   Cash and cash equivalents                                             $  4,753    $  4,116
   Accounts receivable                                                         --         300
   Investments in marketable securities                                     3,183         949
   Deferred income tax                                                         --       1,791
   Other receivables                                                        1,108          --
   Prepaid expenses and other current assets                                  136          32
                                                                         --------    --------
       Total current assets                                                 9,180       7,188

   Property and equipment, net                                                314          60
   Investments in marketable securities, non current portion                  190          --
   Accounts receivable, non current portion                                    --         300
   Capitalized software                                                     1,110         121
   Deferred income tax                                                         --         890
   Other assets                                                               302          15
                                                                         --------    --------
                 Total assets                                            $ 11,096    $  8,574
                                                                         ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                      $    387    $     40
   Accrued expenses                                                           439         304
   Deferred revenue                                                            --         625
                                                                         --------    --------
       Total current liabilities                                              826         969
                                                                         --------    --------

Stockholders' Equity:
   Preferred stock, par value $.001 per share;
       2,000,000 shares authorized, 60,000 Series A and 0 outstanding,
       respectively                                                            --          --
   Common stock par value $.001 per share;
       20,000,000 shares authorized;
       9,143,545 and 9,102,832 issued, respectively                             9           9
   Additional paid-in capital                                              12,749      13,326
   Treasury stock, at cost, 242,000 common shares                            (441)       (441)
   Deferred expense, net                                                       --      (1,291)
   Accumulated other comprehensive loss                                        (3)         --
   Accumulated deficit                                                     (2,044)     (3,998)
                                                                         --------    --------
             Total stockholders' equity                                    10,270       7,605
                                                                         --------    --------
                 Total liabilities and
                     stockholders' equity                                $ 11,096    $  8,574
                                                                         ========    ========

See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                             Statement of Operations

             (Amounts in thousands except share and per share data)

                                                         Years Ended
                                                        September 30,
                                                        -------------
                                                   2002               2001
                                                   ----               ----
                                              (Consolidated)
Revenues, net                                  $     4,314        $     4,747
                                               -----------        -----------

Costs and expenses:
   Cost of revenues, research
     and development expense                           735                995

   General and
     administrative expense                          2,355              1,232
                                               -----------        -----------
                                                     3,090              2,227
                                               -----------        -----------

        Operating income                             1,224              2,520

Gain related to licensee default
  under agreements                                   3,350
Interest income                                        117                142
                                               -----------        -----------

        Income before income taxes                   4,691              2,662

Income tax (expense) benefit                        (2,737)             2,681
                                               -----------        -----------

        Net income                             $     1,954        $     5,343
                                               ===========        ===========

Net income per
   common share-basic                          $      0.22        $      0.60
                                               ===========        ===========

Weighted average basic
  common shares outstanding                      8,897,297          8,909,132
                                               ===========        ===========

Net income per
   common share-diluted                        $      0.20        $      0.56
                                               ===========        ===========

Weighted average diluted
   common shares outstanding                     9,771,161          9,458,353
                                               ===========        ===========


See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                       Statements of Stockholders' Equity
             Years Ended September 30, 2002 (Consolidated) and 2001

                    (Amounts in thousands except share data)

                                                                                                  Accumulated
                                           Common Stock        Additional              Deferred     Other
                                        --------------------    Paid-In    Treasury    Expense,  Comprehensive  Accumulated
                                          Shares     Amount     Capital     Stock        net         Loss        Deficit     Total
                                          ------     ------     -------     -----        ---         ----        -------     -----
                                        --------------------------------------------------------------------------------------------
Balance at
  September 30, 2000                    9,030,992  $       9  $  13,283   $      --   $  (1,394)  $      --   $  (9,341)  $   2,557

Purchase of 242,000
  shares of common stock                       --         --         --        (441)         --          --          --        (441)

Issuance of common
  stock through
  exercise of options                      38,776         --         27          --          --          --          --          27

Net income                                     --         --         --          --          --          --       5,343       5,343

Options granted to
  third party                                                        16                                                          16

Amortization of GIG
  warrant                                      --         --         --          --         103          --          --         103

Issuance of common
  stock through exercise
  of bridge warrants                       33,064                    --          --          --          --          --
                                        --------------------------------------------------------------------------------------------

Balance at
  September 30, 2001                    9,102,832          9     13,326        (441)     (1,291)         --      (3,998)      7,605
                                                                                                                          ---------

Net income                                     --         --         --          --          --          --       1,954       1,954

Foreign currency
  translation loss                             --         --         --          --          --          (3)         --          (3)
                                                                                                                          ---------

Comprehensive income                                                                                                          1,951
                                                                                                                          ---------

Issuance of common
  stock through exercise of
  options (including tax
  benefit of $56,000)                      28,500         --         80          --          --          --          --          80

Issuance of 60,000
  shares of Series A
  preferred stock and warrants
  in connection with
  acquisition of GIG                           --         --        191          --          --          --          --         191

Options granted to third party                 --         --          4          --          --          --          --           4

Amortization and write-off of
  GIG warrant                                  --         --       (879)         --       1,291          --          --         412

Issuance of common stock through
  exercise of bridge warrants              12,213         --         27          --          --          --          --          27
                                        --------------------------------------------------------------------------------------------

Balance at
  September 30, 2002                    9,143,545  $       9  $  12,749   $    (441)  $      --   $      (3)  $  (2,044)  $  10,270
                                        ============================================================================================

See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                            Statements of Cash Flows

                             (Amounts in thousands)

                                                                                                     Years Ended
                                                                                                    September 30,
                                                                                                    -------------
                                                                                               2002               2001
                                                                                               ----               ----
                                                                                          (Consolidated)
Cash flows from operating activities:
  Net income                                                                                 $  1,954           $  5,343
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                                                                    48                 49
  Non-cash warrant and option charge                                                              416                119
  Bad debt expense                                                                                300                 --
  Deferred income tax provision (benefit)                                                       2,737             (2,681)
Changes in assets and liabilities, net of effects of GIG acquisition:
  Accounts receivable                                                                             300               (598)
  Other receivables                                                                               (26)                --
  Prepaid expenses and other current assets                                                        32                 34
  Other assets                                                                                     (4)                --
  Accounts payable                                                                               (433)                24
  Deferred revenue                                                                               (625)               250
  Accrued expenses                                                                               (361)               235
                                                                                           --------------     --------------
         Net cash provided by operating activities                                              4,338              2,775
                                                                                           --------------     --------------

Cash flows from investing activities:
  Purchase of investments                                                                      (6,038)            (7,697)
  Proceeds from sales of investments                                                            3,614              9,462
  Net cash paid in connection with acquisition of GIG, including related costs                   (857)                --
  Purchase of property and equipment                                                              (45)               (30)
  Capitalized software                                                                           (423)              (121)
                                                                                           --------------     --------------
         Net cash (used in) provided by investing activities                                   (3,749)             1,614
                                                                                           --------------     --------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                       51                 27
  Purchase of treasury stock                                                                       --               (441)
                                                                                           --------------     --------------
         Net cash provided by (used in) financing activities                                       51               (414)
                                                                                           --------------     --------------

Net increase in cash and cash equivalents                                                         640              3,975
Effect of exchange rate on cash                                                                    (3)
Cash and cash equivalents, beginning of year                                                    4,116                141
                                                                                           --------------     --------------
Cash and cash equivalents, end of year                                                       $  4,753           $  4,116
                                                                                           ==============     ==============

Non-cash investing and financing activity in connection with the acquisition of GIG:
     Issuance of preferred stock and warrants                                                $    191
     Assumption of liabilities                                                               $  1,276

See accompanying notes to financial statements

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(1)      Description of Business

         Interactive Systems Worldwide Inc. (the "Company") developed an interactive, client/server based computer system for purposes of wagering on sporting events. On March 17, 2000, the Company entered into License Agreements (the "Agreements") with a United Kingdom company Global Interactive Gaming Limited and its subsidiary (collectively "GIG"). Pursuant to the Agreements, the Company granted GIG exclusive licenses to use the Company's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including contests and wagering on sporting events world-wide.

         The Agreements provided that the Company would be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, the Company would be paid the lesser of 25% of the gross profit or 1% of the gross handle, also less direct expenses. These percentage fees were subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million, increasing to $5 million in the second year, $6 million in the third year, and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses were to be fully paid. At all times the minimum license fee for the next four quarters was to be kept in a third party escrow account. Since the inception of the Agreements, the Company was paid at the minimum rates because GIG had not commenced commercial use of the software.

         GIG's majority shareholder was Prisma iVentures Ltd., a United Kingdom company and subsidiary of The Kirch Group, a German media conglomerate. As a result of Kirchmedia's insolvency filing in Germany in April 2002, The Kirch Group ceased providing funding for GIG. On May 15, 2002, GIG failed to make the required payment into the escrow account thus defaulting under the Agreements. In order to enable GIG to continue its operations following the cessation of funding from The Kirch Group, in May 2002 and July 2002 the Company and GIG agreed to release a total of $3.2 million from the escrow account that had been set up under the Agreements. On May 3, 2002, $1.5 million was released to the Company as a prepayment of the minimum royalty due the Company on May 15, 2002, and $1.5 million was released to GIG. On July 3, 2002, $100,000 was released to the Company as a prepayment of the minimum royalty due the Company on August 15, 2002, and $100,000 was released to GIG. GIG was obligated to use the funds released to it only in the ordinary course of its business and not make any payments to its shareholders or affiliates of its shareholders. On July 31, 2002, the Company acquired all of the outstanding share capital of GIG which was a development stage company (see Note 3). Subsequent thereto, the Company's activities consist of attempting to generate revenue by providing interactive gaming services to partners such as licensed bookmakers and others.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(2)      Summary of Significant Accounting Policies

         Consolidated Financial Statements:

         The consolidated financial statements for the year ended September 30, 2002 include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC, and Global Interactive Gaming Limited ("GIG"). All significant intercompany balances and transactions have been eliminated.

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

         Property and Equipment:

         Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the respective assets, generally three to ten years, using the straight-line method. Expenditures for repairs and maintenance are charged to expense as incurred.

         Investments:

         Investments at September 30, 2002 and 2001 consist of debt securities issued by the Federal government and corporate entities. Investments at September 30, 2002, are scheduled to mature from October 2002 to October 2003. All of the Company's debt securities are classified as available-for-sale and their fair value approximates cost. Available-for-sale securities are recorded at fair value with any unrealized holding gains and losses recorded as a component of other comprehensive income within stockholders' equity.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(2)      Summary of Significant Accounting Policies (continued)

         Software Development Costs:

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. Capitalized amounts will be amortized commencing with the product's introduction on a straight-line basis over its estimated economic life. During the years ended September 30, 2002 and 2001, the Company capitalized software development costs relating to certain enhancements to its SportXction(TM) product not required under the GIG Agreements.

         During 2002 and 2001, substantially all of the Company's research and development expense reflected direct costs related to required enhancements under the GIG Agreements.

         Revenue Recognition:

         The Company's revenue consisted of license fees received under its Agreements with GIG which are no longer being received as a result of the insolvency filing of GIG's major shareholder and the resultant discontinuance of funding provided to GIG (see Note 1). No revenues have been earned by the Company subsequent to the acquisition of GIG on July 31, 2002 through September 30,2002.

         The Company recognized revenue under its Agreements with GIG based upon the guaranteed annual minimum amounts due under the Agreements as GIG had not commenced commercial use of the software. The Company recognized revenue for each year's guaranteed minimum annual license fee, as reduced in 2002 for escrow funds returned to GIG, on a straight-line basis over the respective contract year. The Company received payments of the minimum amounts at predetermined dates as stipulated in the Agreements. Accordingly, collections received in advance of recognizing revenue were recorded as deferred revenue on the balance sheet.

         The terms of the Agreements required the Company to make certain modifications to the SportXction(TM) System to enhance its use on the Internet. In September 2001, the Company received final acceptance of the first major deliverable under the Agreements. With this formal acceptance, the Company earned a bonus of $600,000 for its early completion of this deliverable. The bonus, which was included in revenue in September 2001, was payable in two equal installments of which $300,000 was received in February 2002 and the balance was due nine months thereafter. As a result of the subsequent cessation of funding by GIG's major shareholder, the $300,000 remaining balance of the receivable from GIG was written off as a general and administrative expense in 2002.

         As a result of a default under the Agreements by GIG and the resultant acquisition of GIG, the Company recognized, during the fourth quarter of fiscal 2002, a $3,350,000 gain representing the remaining balance of deferred revenue together with the total remaining funds in the escrow account at July 31, 2002.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(2)      Summary of Significant Accounting Policies (continued)

         Fair Value of Financial Instruments:

         SFAS No.107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short term maturity of these instruments.

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

         Impairment of Long-Lived Assets and Long-Lived Assets to Be
Disposed Of:

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No such events and circumstances have occurred.

         Accounting for Stock Based Compensation:

         The Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

         The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that performance is complete.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(2)      Summary of Significant Accounting Policies (continued)

         Basic and Diluted Net Income per Common Share:

         Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by adjusting weighted average outstanding shares for the dilutive effect of the assumed exercise of outstanding options and warrants utilizing the treasury stock method and the assumed conversion of preferred stock (see Note 10).

         Comprehensive Income:

         Comprehensive income consists of net income plus the results of certain stockholders' equity changes not reflected in net income such as net unrealized gains (losses) on available-for-sale securities, and the gain or loss on foreign currency translation.

         Foreign Currency Translation

         The functional currency of GIG, the Company's United Kingdom subsidiary is the pound sterling. GIG's assets and liabilities are translated at the exchange rate at the balance sheet date and its expenses are translated at the weighted average rate for the period. Gains or losses from translation adjustments are recorded in the accumulated other comprehensive loss section of stockholders' equity.

(3)      Acquisition of Global Interactive Gaming Limited

         On July 31, 2002, the Company acquired all of the outstanding share capital of GIG, an interactive gaming service provider to licensed bookmakers and the Company's worldwide licensee of its SportXction(TM) software for $1,092,000, including professional fees and other acquisition costs of $536,000. The purchase price paid to GIG's stockholders consisted of $365,000 in cash, 60,000 shares of a new class of Preferred Stock valued at $64,000 (see Note 4) and warrants to acquire 157,652 shares of the Company's Common Stock valued at $127,000 (see Note 5).

         As GIG was a development stage company and had not commenced planned principal operations, the acquisition was accounted for as an acquisition of assets and not a business combination. The total purchase consideration was allocated to the tangible and intangible assets and liabilities as follows:

                                                             $(000s)
                                                             ------
Cash                                                         $   44
VAT tax receivable                                            1,073
Other current assets                                            428
Property and equipment                                          257
Software                                                        566
Accounts payable                                               (780)
Accrued expenses                                               (496)
                                                             ------
                                                             $1,092
                                                             ======

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(3)      Acquisition of Global Interactive Gaming Limited (continued)

         In addition, an acquired deferred tax asset of $7,570,000 resulting from an excess of the tax basis of the acquired net assets over the consideration paid, together with a net operating loss carryforward which GIG has available to offset future taxable income in the United Kingdom, has been fully offset by a valuation allowance.

         GIG's results of operations from August 1, 2002 to September 30, 2002 are included in the consolidated statement of operations for the year ended September 30, 2002.

(4)      Preferred Stock

         The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a dividend of 6% per annum if and when declared by the Board of Directors. Series A has no liquidation preference.

(5)      Warrants:

         Coincident with the signing of the Agreements (see Note 1), GIG was granted a warrant to purchase a total of 426,087 shares of the Company's Common Stock, at an exercise price of $4.38 per share. The fully vested warrant became exercisable in September 2001 and was to remain exercisable through March 2005, subject to the terms of the warrant agreement. The value of the warrants using a Black-Scholes option pricing model was $1,450,000. Such amount, which was accounted for as an increase in additional paid-in capital with a corresponding offset recorded as deferred sales inducement expense within stockholders' equity, was being amortized as a reduction of revenue over the term of the Agreements. As a result of a default under the Agreements by GIG, the warrants became nonexercisable and, accordingly, the $879,000 remaining unamortized balance of the warrants was written off against additional paid-in capital in the fourth quarter of 2002.

         In connection with the acquisition of GIG, certain GIG shareholders received warrants to purchase 157,652 shares of the Company's Common Stock originally issued to GIG and the remaining warrants issued to GIG to purchase 268,435 shares of the Company's Common Stock were cancelled. The warrants issued to the GIG shareholders, which have an exercise price of $4.38 per share and expire in March 2005, were valued at $127,000 using a Black-Scholes option pricing model and have been accounted for as partial consideration for the acquisition of GIG (see Note 3).

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(5)      Warrants: (continued)

         During the year ended September 30, 2001, holders of warrants to purchase 170,442 shares of the Company's Common Stock, exercised their warrants on a cashless basis pursuant to which the Company issued 33,064 shares of Common Stock. As of September 30, 2001, warrants other than those held by GIG referred to above, were outstanding to purchase 2,061,637 shares of the Company's Common Stock at exercise prices ranging from $3.39 to $11.88 per share (weighted average exercise price of $7.63). All warrants were exercisable with expiration dates from October 2001 to December 2001.

         During the year ended September 30, 2002, holders of warrants to purchase 28,673 shares of the Company's Common Stock exercised their warrants, substantially all on a cashless basis, pursuant to which the Company issued 12,213 shares of Common Stock. During the year ended September 30, 2002, 2,032,964 warrants expired unexercised and accordingly as of September 30, 2002, no warrants were outstanding other than those referred to above issued in connection with the GIG acquisition.

(6)      Stock Options:

         In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"). The total number of shares of Common Stock with respect to which options may be granted under the 1995 Plan is 649,955. In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, is substantially similar to the 1995 Plan, except that there are 1,175,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee.

         ISOs may be granted to individuals, who, at the time of grant, are employees of the Company. NQSOs may be granted to officers, directors, agents, employees and consultants of the Company, whether or not the individual is an employee of the Company. The Plans provide that the exercise price for ISOs be no less than the fair market value per share of the Common Stock at the date of grant. The exercise price of NQSOs shall be determined by the Board of Directors. Options granted under the Plans may not be exercisable for terms in excess of ten years from the date of grant, with vesting periods varying for option grants.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(6)      Stock options (continued)

         Activity related to the 1995 and 1996 Plans is as follows:

                                                               Weighted
                                                               Average
                                              Shares        Exercise Price
                                              ------        --------------
Outstanding, September 30, 2000             1,153,195           $0.86
Granted                                       124,000            1.27
Exercised                                     (38,776)           0.69
Cancelled                                     (12,000)           0.97
                                            ---------
Outstanding September 30, 2001              1,226,419            0.91
Granted                                       285,000            2.13
Exercised                                     (28,500)           0.84
Cancelled                                     (57,000)           1.25
                                            ---------
Outstanding September 30, 2002              1,425,919           $1.14
                                            =========           =====

Exercisable at September 30, 2002           1,070,919
                                            =========

Available for grant at September 30, 2002     175,805
                                            =========

         On October 1, 2000 and October 1, 2001, respectively, the Company issued options to purchase 40,000 shares and 10,000 shares of its common stock at exercise prices ranging from $1.75 per share to $2.75 per share and $5.75 per share to a third party consultant in connection with an agreement between the Company and the consultant to provide investor relations and other services to the Company for a one-year period. Options for 10,000 shares vested on each of October 1, 2000, January 1, 2001, April 1, 2001, July 1, 2001 and October 1, 2002. The options remain exercisable until one year after termination of the agreement. The Company valued the options granted on October 1, 2000 and October 1, 2001 at $16,000 and $4,000, respectively, using a Black-Scholes pricing model at each vesting date and charged the cost to general and administrative expense.

         The following table summarizes information about stock options outstanding at September 30, 2002.

                                Options Outstanding                                        Options Exercisable
----------------------------------------------------------------------------         -------------------------------
                                                Weighted
                                                Average             Weighted                                Weighted
        Range of                               Remaining            Average                                  Average
        Exercise             Number           Contractual           Exercise           Number               Exercise
         Price            Outstanding             Life               Price           Outstanding              Price
         -----            -----------             ------             ------          -----------              -----
   $ 0.67 - 0.77             854,919                5                 $0.71             787,919               $0.71
     1.06 - 1.87             504,000                8                  1.57             246,000                1.35
     2.08 - 2.75              37,000                8                  2.35              37,000                2.35
            4.53              20,000                9                  4.53                  --
            5.75              10,000                9                  5.75                  --
                           ---------                                                  ---------
                           1,425,919                7                  1.14           1,070,919                0.91
                           =========                                                  =========

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(6)      Stock options (continued)

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been decreased to the pro forma amounts indicated below:

(Amounts in thousands except per share data)

                                                        2002             2001
                                                        ----             ----
Net income - as reported                               $1,954           $5,343
Net income - pro forma                                  1,790            5,187

Net income per share basic - as reported                 0.22             0.60
Net income per share basic - pro forma                   0.20             0.58

Net income per share diluted - as reported               0.20             0.56
Net income per share diluted - pro forma                 0.18             0.55

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for both periods), risk free interest rates of 4.17% and 4.37% in 2002 and 2001, respectively, expected volatility of 100% and 123% in 2002 and 2001, respectively, and an expected life of 7 years (for both periods). The weighted average fair value of options granted in 2002 and 2001 was $1.71 and $0.70, respectively.

(7)      Property and Equipment

         Property and equipment at September 30, 2002 and 2001 consist of the following:

                                                         2002           2001
                                                         ----           ----

  Furniture and fixtures                             $    62,000   $     31,000
  Building and improvements                              118,000          9,000
  Computer equipment                                   1,536,000      1,374,000
                                                     -----------   ------------
                                                       1,716,000      1,414,000

  Less accumulated depreciation and amortization      (1,402,000)    (1,354,000)
                                                     -----------   ------------
                                                     $   314,000   $     60,000
                                                     ===========   ============

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(8)      Accrued Expenses

         Accrued expenses at September 30, 2002 and 2001 consist of the following:

                                                      2002               2001
                                                      ----               ----
Professional fees                                  $   73,000         $   20,000
Payroll and related costs                             296,000            184,000
Other                                                  70,000            100,000
                                                   ----------         ----------
                                                   $  439,000         $  304,000
                                                   ==========         ==========

(9)      Income Taxes

         The sources of income (loss) before income taxes for the years ended September 30, 2002 and 2001 consist of the following:

                                                       2002             2001
                                                       ----             ----
United States                                       $5,245,000       $2,662,000
United Kingdom                                        (554,000)              --
                                                    ----------       ----------

                                                    $4,691,000       $2,662,000
                                                    ==========       ==========

         The income tax expense (benefit) for the years ended September 30, 2002 and 2001 consist of the following:

                                                       2002             2001
                                                       ----             ----
Deferred:
   Federal                                          $2,327,000      $(2,279,000)
   State                                               410,000         (402,000)
                                                    ----------      -----------

                                                    $2,737,000      $(2,681,000)
                                                    ==========      ===========

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(9) Income Taxes (continued)

         The income tax expense (benefit) for the years ended September 30, 2002 and 2001 differed from the amounts computed by applying the federal income tax rate of 34% to pre-tax income as a result of the following:

                                                             2002                  2001
                                                             ----                  ----
    Computed tax expense at 34%                            $1,595,000         $   905,000
    State tax expense net of federal benefit                  281,000             133,000
    Losses in foreign jurisdiction for which no tax
      benefit is recognized                                   222,000                  --
    Tax benefit related to exercise of non qualified
      stock options credited to additional paid-in
      capital                                                  56,000
    Utilization of net operating loss carryforwards                            (1,042,000)
    Reduction in valuation allowance to recognize
      estimated future year benefit of carryforwards and
      deductible temporary differences                                         (2,681,000)
    Provision of valuation allowance to offset
      deferred United States tax assets                       621,000
    Other                                                     (38,000)              4,000
                                                           ----------         -----------
    Income tax expense (benefit)                           $2,737,000         $(2,681,000)
                                                           ==========         ===========

         During the year ended September 30, 2001, the Company reversed $2,681,000 of the valuation allowance for its deferred tax assets based on its recent history of pre-tax profits, the minimum future royalty payments to be received under the Agreements and the Company's projected taxable income. Following the default under the Agreements by GIG, the Company was unable to conclude that it was more likely than not that the deferred tax asset would be realized and provided a valuation allowance of $621,000 to offset the deferred tax asset at September 30, 2002 which increased income tax expense for the year then ended. In addition, income tax expense for 2002 includes approximately $2,060,000 representing the utilization during the year of a portion of the Company's net operating loss carryforward and deductible temporary differences for which the tax benefit had previously been recognized.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(9)      Income Taxes (continued)

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are presented below:

                                                                2002           2001
                                                                ----           ----
    Deferred tax assets:
    Federal and state net operating loss
      carryforward                                         $     638,000     $2,210,000
    United Kingdom net operating loss carryforward             2,941,000
    Tax basis for capitalized license fees paid to
      the Company by GIG prior to acquisition                  4,662,000             --
    Property and equipment                                       234,000        153,000
    Employee compensation and benefits                            80,000         74,000
    Deferred revenue and other                                                  292,000
                                                           -------------     ----------
    Total gross deferred tax assets                            8,555,000      2,729,000
    Deferred tax liabilities:
      Capitalized software                                       208,000         48,000
                                                           -------------     ----------
    Net deferred tax asset                                     8,347,000      2,681,000
    Less valuation allowance                           (a)     8,347,000             --
                                                           -------------     ----------
        Net deferred tax asset                             $           0     $2,681,000
                                                           =============     ==========

         (a) Includes $7,736,000 applicable to subsidiary in United Kingdom (see Note 3).

         As of September 30, 2002, the Company had a net operating loss carryforward of approximately $1,600,000 for Federal and state income tax reporting purposes available to offset future federal taxable income through the year 2020 and future state taxable income through the year 2007, which may be subject to an annual limitation on its utilization under Section 382 of the Internal Revenue Code. In addition, GIG had a net operating loss carryforward of approximately $9,804,000 which is available to offset future taxable income in the United Kingdom.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(10)     Computation of Basic and Diluted Net Income Per Common Share:

         The following represents the calculations of the basic and diluted net income per common share for the years ended September 30, 2002 and 2001.

                                                      2002              2001
                                                      ----              ----

        Net income                                 $1,954,000        $5,343,000
                                                   ==========        ==========

        Weighted average basic
          common shares outstanding                 8,897,297         8,909,132

        Effect of dilutive securities:
          stock options and warrants                  873,864           549,221
                                                   ----------        ----------

        Weighted average diluted
          common shares outstanding                 9,771,161         9,458,353
                                                   ==========        ==========

        Net income per share - basic               $     0.22        $     0.60
                                                   ==========        ==========

        Net income per share - diluted             $     0.20        $     0.56
                                                   ==========       ===========

         The Company's computation of dilutive net income per share for the years ended September 30, 2002 and 2001 does not include options, warrants or preferred shares which were outstanding at the respective year ends to purchase 476,652 and 2,625,087 common shares, respectively, because their exercise or conversion price was greater than the average market price of the common shares during the period and, therefore, the effect would be antidilutive.

(11)     Commitments

         The Company and its subsidiaries lease office facilities and equipment under operating leases expiring through March 2009. The remaining minimum rental commitments under the leases are as follows:

         Year ending September 30,

                   2003                             $  300,000
                   2004                                294,000
                   2005                                275,000
                   2006                                248,000
                   2007                                248,000
                   Thereafter                          371,000
                                                    ----------
                                                    $1,736,000
                                                    ==========

         Rent expense under operating leases during 2002 and 2001 was $136,000 and $51,000, respectively.

                       Interactive Systems Worldwide Inc.
                          Notes To Financial Statements
                           September 30, 2002 and 2001


(11)     Commitments (continued)

         The Company entered into employment agreements with two of its employees. The agreements, one of which expires in June 2003 and the other of which expires in December 2003, provide for an aggregate minimum compensation of $511,000 in fiscal year 2003. Compensation expense recognized under these agreements for the years ended September 30, 2002 and 2001 was $608,000, and $496,000, respectively. The agreements also provide for severance payments upon certain events, as defined.

         The Company had entered into a consulting agreement with a non-related third party relating to the signing of the Agreements with GIG that results in payments based on license fees received. Amounts expensed under this agreement for the years ended September 30, 2002 and 2001 were approximately $84,000 and $100,000, respectively. Due to the default under the Agreements and the acquisition of GIG, the consulting agreement was terminated in August 2002.