Form 10QSB
period 2002-12-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2003-02-13
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended December 31, 2002

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ------------


                         Commission file number 0-21831

                       Interactive Systems Worldwide Inc.

        (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                              22-3375134
-----------------------------------------     ----------------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

 2 Andrews Drive, West Paterson, NJ                      07424
-----------------------------------------     ----------------------------
   (Address of principal executive                     (Zip Code)
              offices)

Issuer's telephone number, including area code:  (973) 256-8181
                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirement for the past 90 days.
Yes  X     No
   -----     ------

There were 8,901,545 shares of Common Stock outstanding at January 31, 2003.

Transitional Small Business Disclosure Format (check one):
Yes        No  X
   -----     -----

Interactive Systems Worldwide Inc.
December 31, 2002
FORM 10-QSB

Index
                                                                           Page
                                                                           ----

Part I:  Financial Information

Item 1.  Financial Statements,

         Consolidated Balance Sheets at December 31, 2002 (Unaudited)
         and September 30, 2002                                            2

         Consolidated Statements of Operations for the Three
         Months Ended December 31, 2002 and 2001 (Unaudited)               3

         Consolidated Statement of Stockholders' Equity for the
         Three Months Ended December 31, 2002 (Unaudited)                  4

         Consolidated Statements of Cash Flows for the Three Months
         Ended December 31, 2002 and 2001 (Unaudited)                      5

         Notes to Consolidated Financial Statements (Unaudited)            6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of
         Operation                                                         9-11

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

         Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)

                                                                                    December 31, September 30,
                                                                                         2002        2002
                                                                                     (Unaudited)    Note 1
                                                                                       --------    --------

Current assets:
  Cash and cash equivalents                                                            $  4,194    $  4,753
  Investments in marketable securities                                                    2,470       3,183
  Other receivables                                                                       1,181       1,108
  Prepaid expenses and other current assets                                                 242         136
                                                                                       --------    --------
      Total current assets                                                                8,087       9,180

  Property and equipment, net                                                               280         314
  Investments in marketable securities,
     non current portion                                                                   --           190
  Capitalized software                                                                    1,233       1,110
  Other assets                                                                              310         302
                                                                                       --------    --------
          Total assets                                                                 $  9,910    $ 11,096
                                                                                       ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                     $    353    $    387
  Accrued expenses                                                                          515         439
                                                                                       --------    --------
      Total current liabilities                                                             868         826
                                                                                       --------    --------

Stockholders' Equity:
  Preferred stock, par value $.001 per share;
      2,000,000 shares authorized, 60,000 Series A
      issued                                                                               --          --
Common stock par value $.001 per share;
      20,000,000 shares authorized;
      9,143,545 issued                                                                        9           9
Additional paid-in capital                                                               12,749      12,749
Treasury stock, at cost, 242,000 shares                                                    (441)       (441)
Accumulated other comprehensive income (loss)                                                26          (3)
Accumulated deficit                                                                      (3,301)     (2,044)
                                                                                       --------    --------
          Total stockholders' equity                                                      9,042      10,270
                                                                                       --------    --------
             Total liabilities and
                  stockholders' equity                                                 $  9,910    $ 11,096
                                                                                       ========    ========

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)

                                               Three Months Ended
                                                   December 31,
                                               2002           2001
                                           -----------    -----------
Revenues, net                              $      --      $     1,224
                                           -----------    -----------
Costs and expenses:
   Cost of revenues, research
     and development expense                       299            141
   General and
     administrative expense                      1,012            314
                                           -----------    -----------
                                                 1,311            455
                                           -----------    -----------
        Operating (loss) income                 (1,311)           769
Interest income                                     54             33
                                           -----------    -----------
        Income before income taxes              (1,257)           802
Provision for income taxes                        --              332
                                           -----------    -----------
        Net (loss) income                  $    (1,257)   $       470
                                           ===========    ===========
Net (loss) income per
   common share- basic                     $     (0.14)   $      0.05
                                           ===========    ===========
Weighted average basic
  common shares outstanding                  8,901,545      8,888,246
                                           ===========    ===========
Net (loss) income per
   common share- diluted                   $     (0.14)   $      0.05
                                           ===========    ===========
Weighted average diluted
   common shares outstanding                 8,901,545      9,969,375
                                           ===========    ===========

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                  For the Three Months Ended December 31, 2002
                                   (Unaudited)

                    (Amounts in thousands except share data)

                                                                                    Accumulated
                         Common Stock       Additional        Treasury Stock           Other
                     ------------------      Paid-In       ------------------      Comprehensive Accumulated
                     Shares      Amount      Capital       Shares      Amount     Income (Loss)   deficit      Total
                     ------      ------      -------       ------      ------     -------------   -------      -----
Balance at
   September 30,
   2001              9,143,545   $       9   $  12,749     242,000   $    (441)   $      (3)   $  (2,044)   $  10,270

Net loss                  --          --          --          --          --           --         (1,257)      (1,257)

Foreign currency
   translation
   income                 --          --          --          --          --             29         --             29
                                                                                                            ---------
Comprehensive loss                                                                                             (1,228)

Balance at
   December 31,      ------------------------------------------------------------------------------------------------
   2002              9,143,545   $       9   $  12,749     242,000   $    (441)   $      26    $  (3,301)   $   9,042
                     ================================================================================================

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                             (Amounts in thousands)

                                                 Three Months Ended
                                                     December 31,
                                                   2002       2001
                                                 -------    -------
Cash flows from operating activities:
  Net income                                     $(1,257)   $   470
Adjustments to reconcile net (loss) income
    to net cash provided by
    operating activities:
    Depreciation and amortization                     59          6
    Non-cash warrant and option charge              --           36
    Provision for deferred income taxes             --          332
Changes in assets and liabilities:
  Other receivables                                  (73)      --
  Prepaid expenses and other current assets         (106)       (78)
  Other assets                                        (8)        (5)
  Accounts payable                                   (34)       (20)
  Accrued expenses                                    76         74
                                                 -------    -------
         Net cash (used in) provided by
           operating activities                   (1,343)       815
                                                 -------    -------

Cash flows from investing activities:
  Purchase of investments                           --       (3,093)
  Proceeds from sales of investments                 903      1,578
  Purchase of property and equipment                 (28)      --
  Capitalized software                              (136)      (127)
                                                 -------    -------
         Net cash provided by (used in)
           investing activities                      739     (1,642)
                                                 -------    -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock        --           48
                                                 -------    -------
         Net cash provided by
           financing activities                     --           48
                                                 -------    -------

Net decrease in cash and cash equivalents           (604)      (779)
Effect of exchange rate on cash                       45       --
Cash and cash equivalents, beginning of period     4,753      4,116
                                                 -------    -------
Cash and cash equivalents, end of period         $ 4,194    $ 3,337
                                                 =======    =======

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:


         The information at December 31, 2002 and for the three months ended December 31, 2002 and 2001, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


Note 2 - Acquisition of Global Interactive Gaming Limited:


         On July 31, 2002, the Company acquired all of the outstanding share capital of Global Interactive Gaming Ltd ("GIG"), an interactive gaming service provider to licensed bookmakers and the Company's worldwide licensee of its SportXctionTM software for $1,092,000, including professional fees and other acquisition costs of $536,000. The purchase price paid to GIG's stockholders consisted of $365,000 in cash, 60,000 shares of a new class of Preferred Stock valued at $64,000 and warrants to acquire 157,652 shares of the Company's Common Stock at an exercise price of $4.38 per share, valued at $127,000.

         In addition, an acquired deferred tax asset of $7,570,000, resulting from an excess of the tax basis of the acquired net assets over the consideration paid, in addition to the existence of a net operating loss carryforward which GIG has available to offset future taxable income in the United Kingdom, has been fully offset by a valuation allowance.

         GIG's results of operations are included in the consolidated statement of operations for the three months ended December 31, 2002.

Note 3 - Revenue Recognition:

         In 2001, the Company's revenue consisted of license fees under its license agreements dated as of March 17, 2000 (the "License Agreements") with GIG which are no longer being received as a result of the insolvency filing of GIG's major shareholder and resultant discontinuance of funding provided to GIG as well as the subsequent acquisition of GIG by the Company. The Company recognized revenue under its License Agreements with GIG based upon the guaranteed annual minimum amounts due under the License Agreements as GIG had not commenced

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Revenue Recognition (continued):


         commercial use of the software. Revenues were recognized on a straight-line basis over the respective contract year. The Company received payments of the minimum amounts at predetermined dates as stipulated in the License Agreements. Accordingly, collections received in advance of recognizing revenue were recorded as deferred revenue on the balance sheet. The Company recognizes revenue from its service agreements as it is earned based on a percentage share of the wagering revenue.


Note 4 - Basic and Diluted Net (Loss) Income per Share:


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

         The following represents the calculations of the basic and diluted net
         (loss) income per common share for the three months ended December 31, 2002 and 2001.

             (Amounts in thousands except share and per share data)

                                                         Three Months Ended
                                                             December 31,
                                                           2002         2001
                                                      -----------    ---------
         Net (loss) income                            $    (1,257)   $     470
                                                      ===========    =========
         Weighted average basic
          common shares outstanding                     8,901,545    8,888,246

         Effect of dilutive
          securities: stock options
          and warrants                                       --      1,081,129
                                                      -----------    ---------
         Weighted average diluted
          common shares outstanding                     8,901,545    9,969,375
                                                      ===========    =========
         Net (loss) income per
          common share- basic                         $     (0.14)   $    0.05
                                                      ===========    =========
         Net (loss) income per
          common share- diluted                       $     (0.14)   $    0.05
                                                      ============   ==========


         The Company's computation of dilutive net loss per share for the three months ended December 31, 2002 does not assume any exercise of options

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Basic and Diluted Net (Loss) Income per Share (continued):


         or warrants to purchase 1,589,571 common shares, as their effect is antidilutive. The Company's computation of dilutive net loss per share for the three months ended December 31, 2001 does not include options to purchase 10,000 shares of Common Stock at an exercise price of $5.75 and warrants to purchase 1,725,000 shares of Common Stock at an exercise price of $7.20, because the exercise prices were greater than the average market price of the common shares during the period.


Note 5 -Preferred Stock:


         The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG on July 31, 2002, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a dividend of 6% per annum if and when declared by the Board of Directors. Series A has no liquidation preference.


Note 6 - Income taxes:


         As a result of losses prior to the fiscal year ended September 30, 2001, the Company had a deferred tax asset (principally comprised of the tax benefit of net operating loss carryforwards) of $2,681,000 at such date. The Company had reversed the valuation allowance for this deferred tax asset into income in the fourth quarter of fiscal year 2001 based on its recent history of pre-tax profits, the minimum future royalty payments to be received under the GIG License Agreements and the projected taxable income to be realized from operations. Accordingly, the Company recorded a provision for income taxes during the quarter ending December 31, 2001 of $331,000. During the quarter ended June 30, 2002, following the breach by GIG of the License Agreements, the Company determined that there would be limited additional revenues received under the License Agreements. As a result, the Company provided a valuation allowance to offset the remaining deferred tax asset which the Company recorded as income tax expense on its statement of operations during such quarter.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations or Plan of Operation


Financial Results

Three Months Ended December 31, 2002 and 2001

         In March 2000, ISWI became a licensor of interactive gaming software through the signing of license agreements (the "License Agreements") with Global Interactive Gaming Limited ("GIG"). The License Agreements provided, among other things, for the payment of minimum royalties on a quarterly basis and provided that the minimum due to ISWI for the forthcoming 12 month period was held in a third party escrow account ("Escrow Account"). During the three months ended December 31, 2001 ("Fiscal 2002"), ISWI's revenues solely represented minimum fees received pursuant to the terms of the License Agreements. ISWI's efforts between early 2000 and 2002 focused on enhancing the SportXction(TM) System for use by GIG. GIG's majority shareholder was Prisma iVentures Ltd., the majority stockholder of which was The Kirch Group, a German media conglomerate. As a result of Kirch Media's insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group ceased providing funding for GIG. On July 31, 2002, ISWI acquired all of the outstanding share capital of GIG (see "Acquisition of GIG"). As a result of the acquisition of GIG, ISWI will not receive any further minimum royalties and will need to generate revenues based upon use of the SportXction(TM) System, from service charges from existing agreements and by entering into additional agreements. GIG's results of operations are included in ISWI's statement of operations for the three months ended December 31, 2002 ("Fiscal 2003").

         Net revenues for Fiscal 2003 decreased by 100% to $0. The decrease in Fiscal 2003 is attributable to the discontinuation of the minimum royalties due to GIG's default under the License Agreements and the eventual acquisition of GIG on July 31, 2002. During Fiscal 2003, license fees and service charges from the Company's agreement with ukbetting plc totaled $462 (rounded down to $0). Ukbetting introduced the SportXction(TM) System to a limited number of its customers starting in mid-November, 2002. The system was recently "officially" launched (see "Recent Developments"). As a result, we anticipate limited revenues during the quarter ending March 31, 2003, with increasing amounts projected in future quarters as we gain new partners and the product is promoted so that the number of users increases.

         Research and development expense for Fiscal 2003 increased by 112% to $299,000. The increase in Fiscal 2003 resulted from higher programming and development costs as a result of the inclusion of GIG's expenses in the Company's consolidated results subsequent to the acquisition.

         General and administrative expenses for Fiscal 2003 increased by 222% to $1,012,000. The increase in Fiscal 2003 was primarily due to an increased cost base as a result of the acquisition of GIG, increased employee salary and benefit expenses and increased professional fees.

         Interest income for Fiscal 2003 increased by 64% to $54,000. The increase in Fiscal 2003 was due to a higher cash balance.

         Income tax expense of $332,000 in Fiscal 2002 represented the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences for which the tax benefit had been previously recognized.

         Net loss and net loss per share (basic) for Fiscal 2003 represented decreases by 367% and 380% to ($1,257,000) and ($0.05), respectively. The decrease is the result of lower revenues and higher costs (as described above).

Liquidity and Capital Resources

         As of December 31, 2002, the Company had liquid resources totaling $6,664,000 and a tax receivable of approximately $1,173,000. These include cash and cash equivalents in the amount of $4,194,000, and short-term investments in the amount of $2,470,000. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days. Investments are limited to investment grade marketable securities with maturities of less than 18 months. At December 31, 2002, the Company had a receivable relating to a U.K. tax refund of approximately $1,173,000 which was collected in January 2003.

         The Company's operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2003. The Company anticipates that its existing resources, including the recently received tax refund, will be adequate to fund its capital and operating requirements for approximately the next 18 months based upon the Company's current business plan. The Company believes that this is a sufficient period of time to allow the Company to establish a successful enterprise in the intended market.

Acquisition of Global Interactive Gaming Limited

         On July 31, 2002, the Company acquired all of the outstanding share capital of GIG, an interactive gaming service provider to licensed bookmakers and the Company's worldwide licensee of its SportXctionTM software for $1,092,000, including professional fees and other acquisition costs of $536,000. The purchase price paid to GIG's stockholders consisted of $365,000 in cash, 60,000 shares of a new class of Preferred Stock valued at $64,000 and warrants to acquire 157,652 shares of the Company's Common Stock at an exercise price of $4.38 per share, valued at $127,000.

         In addition, an acquired deferred tax asset of $7,570,000, resulting from an excess of the tax basis of the acquired net assets over the consideration paid, in addition to the existence of a net operating loss carryforward which GIG has available to offset future taxable income in the United Kingdom, has been fully offset by a valuation allowance.

         GIG's results of operations are included in the consolidated statement of operations for the three months ended December 31, 2002.

         As a result of the acquisition of GIG on July 31, 2002, the Company expects that its future revenue, expenses and overall profitability will be impacted. By recovering its software license, the Company will now act as the primary operator of its SportXction(TM) System and be entitled to all of the proceeds generated by its technology, net of any revenue sharing arrangements with the distributor of the technology to the end users, versus the fractional share it would have received as licensor. It is important to note that the Company will now incur greater costs without the comfort of previous minimum license fees. The Company expects to incur losses and negative cash flow at least for the fiscal year ended September 30, 2003.


Recent Developments

         On September 18, 2002, the Company announced that GIG had signed an agreement with ukbetting plc ("ukbetting"), one of the United Kingdom's leading on-line sports content and wagering service providers, for the incorporation of the SportXctionTM System into "totalbet live", a product to be used on ukbetting's sports wagering web sites. The customer base of ukbetting includes approximately 138,000 wagering accounts in the U.K. In this non-exclusive agreement, which provides both parties with a share of the wagering revenue, GIG furnishes the technology and operates the system, and ukbetting is responsible for marketing the product, first level customer support and processing customer financial transactions.

      In November 2002, totalbet live successfully completed live field trials in which ukbetting customers used play money to test the system. In addition, totalbet live was successfully launched through a gradual introduction using a series of games during which the number of users playing was ramped up. As a result, the system was offered to a limited number of their customers during the three months ending December 31, 2002. Repeated play by the initial customers has been very high and the Company has achieved its intended wagering gross profit margins. Based upon these initial favorable results, ukbetting introduced the SportXctionTM System on a second on-line wagering website in late January 2003, ukbetting.com. The system was recently "officially" launched through a public relations and promotion campaign led by ukbetting. In addition, the Company announced that a wagering product for cricket was launched at the start of the World Cup hosted by South Africa and Zimbabwe in February 2003.

Safe Harbor Statement

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available cash and liquid assets will be adequate to fund its requirement for approximately the next 18 months and whether the Company will be able to meet its cash requirements; whether the Company's revenue will increase in future quarters and whether the Company will gain new partners; and whether the Company will have a sufficient number of customers to generate meaningful revenue. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2002. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

II:      Other Information


Item 6.  Exhibits and Reports on Form 8-K


                  (a) Exhibits

                      None

                  (b) Reports on Form 8-K

                      Current Report on Form 8-K/A filed on October 15, 2002 to report the financial statements of Global Interactive Gaming Ltd ("GIG") called for by Item 7(a) of such Form 8-K/A with respect to Interactive Systems Worldwide Inc.'s acquisition of GIG.

                      Current Report on Form 8-K filed on December 30, 2002, as amended by the Current Report on Form 8-K/A, filed on December 31, 2002 to report the Certification of Barry Mindes and James McDade pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed solely for the purposes of incorporation by reference into Item 9 of such Current Reports.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Interactive Systems Worldwide Inc.


Dated: February 13, 2003        By:  /s/ Barry Mindes
                                     ------------------------------
                                         Barry Mindes, Chairman of the
                                         Board of Directors and Chief
                                         Executive Officer
                                         (Principal Executive Officer)



Dated: February 13, 2003        By: /s/ James McDade
                                    -----------------------
                                         James McDade, Chief Financial Officer
                                         (Principal Financial Officer)

I, Barry Mindes certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Interactive Systems Worldwide Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to ( the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure ( controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely ( affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003
                                      By: /s/ Barry Mindes
                                      -----------------------------
                                      Name: Barry Mindes
                                      Title: Chairman of the Board and Chief
                                      Executive Officer

I, James McDade certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Interactive Systems Worldwide Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to ( the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure ( controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely ( affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                                  By: /s/ James McDade
                                      -----------------------------
                                  Name: James McDade
                                  Title: Chief Financial Officer