Form 10QSB
period 2003-03-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2003-05-15
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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
                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X     No
   -----     -----

There were 8,927,545 shares of Common Stock outstanding at April 30, 2003.

Transitional Small Business Disclosure Format (check one):
Yes          No  X
   -----       -----

Interactive Systems Worldwide Inc.
March 31, 2003
FORM 10-QSB

Index
                                                                           Page
                                                                           ----

Part I:  Financial Information

Item 1.  Financial Statements,

         Consolidated Balance Sheets at March 31, 2003 (Unaudited)
         and September 30, 2002                                               2

         Consolidated Statements of Operations for the Three and Six
         Months Ended March 31, 2003 and 2002 (Unaudited)                     3

         Consolidated Statement of Stockholders' Equity for the
         Six Months Ended March 31, 2003 (Unaudited)                          4

         Consolidated Statements of Cash Flows for the Six Months
         Ended March 31, 2003 and 2002 (Unaudited)                            5

         Notes to Consolidated Financial Statements (Unaudited)             6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10-13

Item 3.  Controls and Procedures                                             14

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

Certifications                                                            16-17

         Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                          Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)

                                                   March 31,  September 30,
                                                     2003        2002
                                                  (Unaudited)   Note 1
                                                   --------    --------

Current assets:
   Cash and cash equivalents                       $  5,015    $  4,753
   Accounts receivable                                    8          --
   Investments in marketable securities               1,327       3,183
   Other receivables                                     62       1,108
   Prepaid expenses and other current assets            236         136
                                                   --------    --------
       Total current assets                           6,648       9,180

   Property and equipment, net                          281         314
   Investments in marketable securities,
      non current portion                                --         190
   Capitalized software                               1,360       1,110
   Other assets                                         359         302
                                                   --------    --------
                 Total assets                      $  8,648    $ 11,096
                                                   ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                $    387    $    387
   Accrued expenses                                     470         439
                                                   --------    --------
       Total current liabilities                        857         826
                                                   --------    --------

Stockholders' Equity:
   Preferred stock, par value $.001 per share;
       2,000,000 shares authorized, 60,000
       Series A issued                                   --          --
   Common stock par value $.001 per share;
       20,000,000 shares authorized;
       9,143,545 issued                                   9           9
   Additional paid-in capital                        12,749      12,749
   Treasury stock, at cost, 242,000 shares             (441)       (441)
   Accumulated other comprehensive income (loss)         13          (3)
   Accumulated deficit                               (4,539)     (2,044)
                                                   --------    --------
             Total stockholders' equity               7,791      10,270
                                                   --------    --------
             Total liabilities and
                     stockholders' equity          $  8,648    $ 11,096
                                                   ========    ========

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

             (Amounts in thousands except share and per share data)

                                          Three Months Ended            Six Months Ended
                                              March 31,                     March 31,
                                          2003           2002           2003           2002
                                      -----------    -----------    -----------    -----------

Revenues, net                         $         8    $     1,349    $         8    $     2,573
                                      -----------    -----------    -----------    -----------

Costs and expenses:
   Cost of revenues, research
     and development expense                  400            162            699            303

   General and
     administrative expense                   894            757          1,906          1,071
                                      -----------    -----------    -----------    -----------
                                            1,294            919          2,605          1,374
                                      -----------    -----------    -----------    -----------

        Operating (loss) income            (1,286)           430         (2,597)         1,199

Interest income                                49             24            102             57
                                      -----------    -----------    -----------    -----------

         (Loss)income before income
           taxes                           (1,237)           454         (2,495)         1,256

Provision for income taxes                     --            181             --            513
                                      -----------    -----------    -----------    -----------

        Net (loss) income             $    (1,237)   $       273    $    (2,495)   $       743
                                      ===========    ===========    ===========    ===========

Net (loss) income per
   common share- basic                $     (0.14)   $      0.03    $     (0.28)   $      0.08
                                      ===========    ===========    ===========    ===========

Weighted average basic
  common shares outstanding             8,901,545      8,898,689      8,901,545      8,893,410
                                      ===========    ===========    ===========    ===========

Net (loss) income per
   common share- diluted              $     (0.14)   $      0.03    $     (0.28)   $      0.07
                                      ===========    ===========    ===========    ===========

Weighted average diluted
   common shares outstanding            8,901,545      9,985,831      8,901,545      9,977,546
                                      ===========    ===========    ===========    ===========




See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                    For the Six Months Ended March 31, 2003
                                  (Unaudited)

                    (Amounts in thousands except share data)


                                                                                           Accumulated
                               Common Stock        Additional      Treasury Stock             Other
                        ------------------------    Paid-In     ----------------------    Comprehensive  Accumulated
                          Shares        Amount      Capital        Shares       Amount     Income (Loss)    deficit      Total
                        ----------    ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balance at
   September 30, 2002    9,143,545    $        9   $   12,749      242,000   $     (441)   $       (3)   $   (2,044)   $   10,270

Net loss                        --            --           --           --           --            --        (2,495)       (2,495)

Foreign currency
   translation                  --            --           --           --           --            16            --            16
                                                                                                                       ----------
Comprehensive loss                                                                                                         (2,479)

                        ----------    ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at
   March 31, 2003        9,143,545    $        9   $   12,749      242,000   $     (441)   $       13    $   (4,539)   $    7,791
                        ----------    ----------   ----------   ----------   ----------    ----------    ----------    ----------




See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                             (Amounts in thousands)

                                                       Six Months Ended
                                                           March 31,
                                                        2003       2002
                                                       -------    -------
Cash flows from operating activities:
  Net (loss) income                                    $(2,495)   $   743
Adjustments to reconcile net (loss) income
    to net cash provided by
    operating activities:
    Depreciation and amortization                           97         14
    Non-cash warrant and option charge                      --         69
    Provision for doubtful accounts                         --        300
    Provision for deferred income taxes                     --        513
Changes in assets and liabilities:
  Accounts receivable                                       (8)       293
  Other receivables                                      1,046         --
  Prepaid expenses and other current assets               (100)       (58)
  Other assets                                             (57)       (12)
  Accounts payable                                          --         17
  Deferred revenue                                          --        125
  Accrued expenses                                          31         37
                                                       -------    -------
         Net cash (used in) provided by
           operating activities                         (1,486)     2,041
                                                       -------    -------

Cash flows from investing activities:
  Purchase of investments                                   --     (5,288)
  Proceeds from sales of investments                     2,046      2,262
  Purchase of property and equipment                       (14)       (20)
  Capitalized software                                    (298)      (244)
                                                       -------    -------
         Net cash provided by (used in)
           investing activities                          1,734     (3,290)
                                                       -------    -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                --         49
                                                       -------    -------
         Net cash provided by
           financing activities                             --         49
                                                       -------    -------


Net increase (decrease) in cash and cash equivalents       248     (1,200)
Effect of exchange rate on cash                             14         --
Cash and cash equivalents, beginning of period           4,753      4,116
                                                       -------    -------
Cash and cash equivalents, end of period               $ 5,015    $ 2,916
                                                       =======    =======



See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                  (Unaudited)


Note l - Basis of Presentation:


         The information at March 31, 2003 and for the three and six months ended March 31, 2003 and 2002, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


Note 2 - Stock Options:


         The Company has adopted the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company's net (loss) income would have been decreased to the pro forma amounts indicated below:


                             (Amounts in thousands)

                                         Three Months Ended    Six Months Ended
                                               March 31,          March 31,
                                           2003      2002      2003      2002
                                          ------    ------    ------    ------
         Net (loss) income, as reported   (1,237)      273    (2,495)      743
         Deduct: Total stock-based
           employee compensation
           expense determined under
           fair value based method           (72)      (22)     (145)      (60)
                                          ------    ------    ------    ------

         Pro forma net (loss) income      (1,309)      251    (2,640)      683
                                          ======    ======    ======    ======

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                  (Unaudited)


Note 2 - Stock Options (continued):



                                   Three Months Ended       Six Months Ended
                                        March 31,               March 31,
                                     2003        2002       2003        2002
                                   --------    --------   --------    --------

         Net (loss) income per
          common share- basic,
          as reported              $  (0.14)   $   0.03   $  (0.28)   $   0.08
                                   ========    ========   ========    ========

         Net (loss) income per
          common share- basic,
          pro forma                $  (0.15)   $   0.03   $  (0.30)   $   0.08
                                   ========    ========   ========    ========

         Net (loss) income per
          common share- diluted,
          as reported              $  (0.14)   $   0.03   $  (0.28)   $   0.07
                                   ========    ========   ========    ========

         Net (loss) income per
          common share- diluted,
          pro forma                $  (0.15)   $   0.03   $  (0.30)   $   0.07
                                   ========    ========   ========    ========


         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for all periods), risk free interest rates of 3.71% and 4.34% in 2003 and 2002, respectively, expected volatility of 89% and 123% in 2003 and 2002, respectively, and an expected life of 7 years (for all periods). The weighted average fair value of options granted in 2003 and 2002 was $4.12 and $1.82, respectively.


Note 3 - Acquisition of Global Interactive Gaming Limited:


         On July 31, 2002, the Company acquired all of the outstanding share capital of Global Interactive Gaming Ltd ("GIG"), an interactive gaming service provider to licensed bookmakers and the Company's worldwide licensee of its SportXctionTM software for $1,092,000, including professional fees and other acquisition costs of $536,000. The purchase price paid to GIG's stockholders consisted of $365,000 in cash, 60,000 shares of Series A Preferred Stock valued at $64,000 and warrants to acquire 157,652 shares of the Company's Common Stock at an exercise price of $4.38 per share, valued at $127,000.

         In addition, an acquired deferred tax asset of $7,570,000, resulting from an excess of the tax basis of the acquired net assets over the consideration paid, in addition to the existence of a net operating loss carryforward which GIG has available to offset future taxable income in the United Kingdom, has been fully offset by a valuation allowance.

         GIG's results of operations are included in the consolidated statements of operations for the three and six months ended March 31, 2003.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                  (Unaudited)


Note 4 - Revenue Recognition:


         In 2002, the Company's revenue consisted of license fees under its license agreements dated as of March 17, 2000 (the "License Agreements") with GIG which are no longer being received as a result of the insolvency filing of GIG's major shareholder and resultant discontinuance of funding provided to GIG as well as the subsequent acquisition of GIG by the Company. The Company recognized revenue under its License Agreements with GIG based upon the guaranteed annual minimum amounts due under the License Agreements as GIG had not commenced commercial use of the software. Revenues were recognized on a straight-line basis over the respective contract year. The Company received payments of the minimum amounts at predetermined dates as stipulated in the License Agreements. Accordingly, collections received in advance of recognizing revenue were recorded as deferred revenue on the balance sheet. The Company recognizes revenue from its current service agreements as it is earned based on a percentage share of the wagering revenue.


Note 5 - Basic and Diluted Net (Loss) Income per Share:


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

         The following represents the calculations of the basic and diluted net
         (loss) income per common share for the three and six months ended March 31, 2003 and 2002.

             (Amounts in thousands except share and per share data)


                                        Three Months Ended          Six Months Ended
                                              March 31,                   March 31,
                                         2003           2002          2003           2002
                                      -----------    -----------   -----------    -----------


         Net (loss) income            $    (1,237)   $       273   $    (2,495)   $       743
                                      ===========    ===========   ===========    ===========

         Weighted average basic
          common shares outstanding     8,901,545      8,898,689     8,901,545      8,893,410

         Effect of dilutive
          securities: stock options
          and warrants                         --      1,087,142            --      1,084,136
                                      -----------    -----------   -----------    -----------

         Weighted average diluted
          common shares outstanding     8,901,545      9,985,831     8,901,545      9,977,546
                                      ===========    ===========   ===========    ===========

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 5 - Basic and Diluted Net (Loss) Income per Share (continued):


                                   Three Months Ended      Six Months Ended
                                        March 31,             March 31,
                                    2003        2002       2003        2002
                                  --------    --------   --------    --------

         Net (loss) income per
          common share- basic     $  (0.14)   $   0.03   $  (0.28)   $   0.08
                                  ========    ========   ========    ========

         Net (loss) income per
          common share- diluted   $  (0.14)   $   0.03   $  (0.28)   $   0.07
                                  ========    ========   ========    ========


         The Company's computation of dilutive net loss per share for the three and six months ended March 31, 2003 does not assume any exercise of options or warrants to purchase 905,107 and 773,754 common shares, respectively, as their effect is antidilutive. The Company's computation of dilutive net loss per share for the three and six months ended March 31, 2002 does not include options to purchase 10,000 shares of Common Stock at an exercise price of $5.75, and warrants to purchase 1,725,000 shares of Common Stock at an exercise price of $7.20, which expired on February 25, 2002, because the exercise prices were greater than the average market price of the common shares during the period.


Note 6 - Preferred Stock:


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


Note 7 - Income taxes:


         As a result of losses prior to the fiscal year ended September 30, 2001, the Company had a deferred tax asset (principally comprised of the tax benefit of net operating loss carryforwards) of $2,681,000 at such date. The Company had reversed the valuation allowance for this deferred tax asset into income in the fourth quarter of fiscal year 2001 based on its recent history of pre-tax profits, the minimum future royalty payments to be received under the GIG License Agreements and the projected taxable income to be realized from operations. Accordingly, the Company recorded a provision for income taxes during the three and six months ending March 31, 2002 of $181,000 and $513,000, respectively. During the quarter ended June 30, 2002, following the breach by GIG of the License Agreements, the Company determined that there would be limited additional revenues received under the License Agreements. As a result, the Company provided a valuation allowance to offset the remaining deferred tax asset which the Company recorded as income tax expense on its statement of operations during such quarter.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations


Financial Results

         In March 2000, ISWI became a licensor of interactive gaming software through the signing of license agreements (the "License Agreements") with Global Interactive Gaming Limited ("GIG"). The License Agreements provided, among other things, for the payment of minimum royalties on a quarterly basis and provided that the minimum due to ISWI for the forthcoming 12 month period was held in a third party escrow account ("Escrow Account"). During the three and six months ended March 31, 2002 ("Fiscal 2002"), ISWI's revenues solely represented minimum fees received pursuant to the terms of the License Agreements. ISWI's efforts between early 2000 and 2002 focused on enhancing the SportXction(TM) System for use by GIG. GIG's majority shareholder was Prisma iVentures Ltd., the majority stockholder of which was The Kirch Group, a German media conglomerate. As a result of Kirch Media's insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group ceased providing funding for GIG. On July 31, 2002, ISWI acquired all of the outstanding share capital of GIG (see "Acquisition of GIG"). As a result of the acquisition of GIG, ISWI will not receive any further minimum royalties and will need to generate revenues based upon use of the SportXction(TM) System, from service charges from existing agreements and by entering into additional agreements. GIG's results of operations are included in ISWI's consolidated statements of operations for the three and six months ended March 31, 2003 ("Fiscal 2003"). The Company's revenue in Fiscal 2003 represents a percentage share of the wagering revenue from its agreements in "live" operation.

Three Months Ended March 31, 2003 and 2002

         Revenues for the three months ended March 31, 2003 were $8,000, as compared to $1,349,000 during the same period in Fiscal 2002. The decrease in Fiscal 2003 is attributable to the discontinuation of the minimum royalties due to GIG's default under the License Agreements and the eventual acquisition of GIG on July 31, 2002. In September 2002, GIG signed an agreement with ukbetting plc ("ukbetting") to utilize the SportXction(TM) System on ukbetting's internet sports wagering sites. Ukbetting "officially" launched the SportXction(TM) System to its customers in early 2003. The Company anticipates limited revenues during the year ending September 30, 2003, with increasing amounts projected in future quarters as it launches the SportXction(TM) System on BSkyB's digital television platform (see "Recent Developments"), introduces a mobile phone product (see "Recent Developments") and gains new partners.

         Cost of revenues, research and development expense for the three months ended March 31, 2003 were $400,000, as compared to $162,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was primarily due to higher programming and development costs as a result of the acquisition of GIG, costs incurred to operate betting events, partially offset by an increase in the amount of software development costs which were capitalized.

         General and administrative expenses during the three months ended March 31, 2003 were $894,000, as compared to $757,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was primarily due to an increased cost base as a result of the acquisition of GIG, increased employee salary and benefit expenses, partially offset by the creation of a reserve of $300,000 for a doubtful account and other expenses related to the license agreements with GIG which were incurred in Fiscal 2002 but did not recur in Fiscal 2003.

         Interest income during the three months ended March 31, 2003 was $49,000, as compared to $24,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was due to a higher cash balance.

         Income tax expense of $332,000 in the three months ended March 31, 2002 represented the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences for which the tax benefit had been previously recognized.

         Net (loss) income and net (loss) per share (basic) for the three months ended March 31, 2003 were ($1,237,000) and ($0.14), respectively, as compared to $273,000 and $0.03, respectively, during the same period in Fiscal 2002. The decrease is the result of lower revenues and higher costs (as described above).

         During the three months ended March 31, 2003, the Company capitalized $162,000 of expenses related to enhancements of its SportXction(TM) System related to wagering on multiple potential outcomes to a betting proposition. Capitalized amounts are amortized commencing with the product's introduction over its estimated economic life, generally three years.

Six Months Ended March 31, 2003 and 2002

         Revenues for the six months ended March 31, 2003 were $8,000, as compared to $2,573,000 during the same period in Fiscal 2002. The decrease in Fiscal 2003 is attributable to the discontinuation of the minimum royalties due to GIG's default under the License Agreements and the eventual acquisition of GIG on July 31, 2002. Ukbetting introduced the SportXction(TM) System to a limited number of its customers starting in mid-November, 2002 and "officially" launched the System in early 2003.

         Cost of revenues, research and development expense for the six months ended March 31, 2003 were $699,000, as compared to $303,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was primarily due to higher programming and development costs as a result of the acquisition of GIG, costs incurred to operate betting events, partially offset by an increase in the amount of software development costs which were capitalized.

         General and administrative expenses during the six months ended March 31, 2003 were $1,906,000, as compared to $1,071,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was primarily due to an increased cost base as a result of the acquisition of GIG, increased employee salary and benefit expenses, partially offset by the creation of a reserve of $300,000 for a doubtful account and other expenses related to the license agreements with GIG which were incurred in Fiscal 2002 but did not recur in Fiscal 2003.

         Interest income during the six months ended March 31, 2003 was $102,000, as compared to $57,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was due to a higher cash balance.

         Income tax expense of $513,000 in the six months ended March 31, 2002 represented the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences for which the tax benefit had been previously recognized.

         Net (loss) income and net (loss) income per share (basic) for the six months ended March 31, 2003 were ($2,495,000) and ($0.28), respectively, as compared to $743,000 and $0.08, respectively, during the same period in Fiscal 2002. The decrease is the result of lower revenues and higher costs (as described above).

         During the six months ended March 31, 2003, the Company capitalized $301,000 of expenses related to enhancements of its SportXction(TM) System primarily related to wagering on multiple potential outcomes to a betting proposition.

Liquidity and Capital Resources

         As of March 31, 2003, the Company had liquid resources totaling $6,342,000. These include cash and cash equivalents in the amount of $5,015,000, and short-term investments in the amount of $1,327,000. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days. Investments are limited to investment grade marketable securities with maturities of less than 18 months.

         The Company's operations currently do not generate positive cash flow and the Company expects to incur substantial losses and negative cash flow during the fiscal year ending September 30, 2003. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements for the next 15 months based upon the Company's current business plan and longer, subject to the revenues generated by the SportXction(TM) System. It appears likely that the Company will be required to seek additional funding to prosecute its international development and growth plans as well as provide additional liquid resources in the event that the growth in revenues is slower than anticipated. Such additional funding may be dilutive to existing shareholders of the Company. If the Company is unable to raise additional funding on terms deemed reasonable or at all, then the Company will be required to curtail certain operations in order to reduce its expenses.

         The Company expects that its recently signed agreements will produce meaningful revenues. The Company is also in discussions with other interactive television, legal Internet wagering and mobile phone operators to utilize the SportXction(TM) System. There is no assurance however, that the System will be accepted by potential users or that any additional agreements will be signed.

         Capital expenditures are expected to be incurred in relation to system rollout of existing contracts as well as the purchase of additional computer equipment. Existing resources are expected to be able to fund these requirements. The Company's capital requirements may vary materially from those now planned due to a number of factors, including the rate at which the Company can introduce its System, the market acceptance and competitive position of the System and the response of competitors to the System.

Acquisition of Global Interactive Gaming Limited

         On July 31, 2002, the Company acquired all of the outstanding share capital of GIG, an interactive gaming service provider to licensed bookmakers and the Company's worldwide licensee of its SportXctionTM software, for $1,092,000, including professional fees and other acquisition costs of $536,000. The purchase price paid to GIG's stockholders consisted of $365,000 in cash, 60,000 shares of Series A Preferred Stock valued at $64,000 and warrants to acquire 157,652 shares of the Company's Common Stock at an exercise price of $4.38 per share, valued at $127,000.

         In addition, an acquired deferred tax asset of $7,570,000, resulting from an excess of the tax basis of the acquired net assets over the consideration paid, in addition to the existence of a net operating loss carryforward which GIG has available to offset future taxable income in the United Kingdom, has been fully offset by a valuation allowance.

         GIG's results of operations are included in the consolidated statement of operations for the three and six months ended March 31, 2003.

         As a result of the acquisition of GIG on July 31, 2002, the Company's revenue, expenses and overall profitability have been impacted. By recovering its software license, the Company now acts as the primary operator of its SportXction(TM) System and is entitled to all of the proceeds generated by its technology, net of any revenue sharing arrangements with the distributor of the technology to the end users, versus the fractional share it would have received as licensor. It is important to note that the Company is currently incurring greater costs without the comfort of previous minimum license fees. The Company expects to incur losses and negative cash flow at least for the fiscal year ended September 30, 2003.

Recent Developments

         On April 10, 2003, the Company announced that GIG had signed an agreement with Sky Bet (registered company name Hestview Limited), a wholly owned subsidiary of British Sky Broadcasting Limited ("BSkyB"). Under the agreement, GIG and Sky Bet anticipate launching the Company's SportXction(TM) System on BSkyB's digital television platform in August 2003, when the next season of the Barclaycard Premiership League, one of the world's top soccer leagues, commences. Under this twelve month trial revenue sharing arrangement, GIG will operate the SportXction(TM) System and Sky Bet will be responsible for a comprehensive marketing program. BSkyB is the UK's largest supplier of digital TV services with approximately 6.6 million active households throughout the UK and Ireland. In addition, BSkyB is also one of the UK's leading sports rights holders and is at the forefront of developing innovative interactive applications. The SportXction(TM) System will be made available through Sky Bet's "Sky Bet Live" product offering to all digital subscribers of BSkyB's Sky Sports 1 channel for certain sports events and through the "Sky Bet" product offering for other events. On May 1, 2003, the Company announced that an extension of the agreement was reached to launch the Company's SportXction(TM) System on Sky Bet's internet website, skybet.com.

         On May 12, 2003, the Company announced that it had reached an additional agreement with ukbetting, to incorporate the SportXction(TM) System into a suite of betting services being marketed to key players in the UK mobile phone market. Ukbetting has already concluded deals with several of the UK's leading mobile operators to provide betting services through WAP-enabled devices. Under this revenue sharing arrangement, ukbetting will bear the costs of promoting the service while GIG will furnish the technical integration capability as well as operate the SportXction(TM) System from within its existing resources.


Safe Harbor Statement

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available cash and liquid assets will be adequate to fund its requirements for the next 15 months and whether the Company will be able to meet its cash requirements; whether the Company will be able to raise additional funds, if sought, and the terms there of, which could be dilutive to current shareholders; whether the Company's revenue will increase in future quarters and whether the Company will launch the SportXction(TM) System on BSkyB's digital television platform in August 2003; whether the Company will launch a mobile phone product and if so, when it will do so; whether the Company will gain new partners; and whether the Company or its Internet, interactive television and mobile phone partners will gain a sufficient number of customers to generate meaningful revenue. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2002. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure and Procedures. Within 90 days prior to the date of this report (the "Evaluation Date"), the Company's principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14 and 15(d)-14). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within these entities.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls, or in other factors which could significantly affect these controls subsequent to the Evaluation Date.


Part II: Other Information


Item 6.  Exhibits and Reports on Form 8-K


                  (a)      Exhibits

                           None

                  (b) Reports on Form 8-K

                           Current Report on Form 8-K filed on February 13, 2003 to report the Certification of Barry Mindes and James McDade pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed solely for the purposes of incorporation by reference into Item 9 of such Current Reports.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Interactive Systems Worldwide Inc.


Dated:   May 15, 2003              By:  /s/ Barry Mindes
                                        ------------------------------
                                        Barry Mindes, Chairman of the
                                        Board of Directors and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Dated:   May 15, 2003              By:  /s/ James McDade
                                        ------------------------------
                                        James McDade, Chief Financial Officer
                                        (Principal Financial Officer)

I, Barry Mindes, certify that:

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

Date: May 15, 2003
                                     By: /s/ Barry Mindes
                                         --------------------------------
                                     Name: Barry Mindes
                                     Title: Chairman of the Board and
                                            Chief Executive Officer

I, James McDade, certify that:

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

                                        By: /s/ James McDade
                                        -----------------------------------
                                        Name: James McDade
                                        Title: Chief Financial Officer