Form 10QSB
period 2003-06-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2003-08-14
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes |X|  No |_|

There were 8,927,545 shares of Common Stock outstanding at August 1, 2003.

Transitional Small Business Disclosure Format (check one):
Yes |_|   No |X|

Interactive Systems Worldwide Inc.
June 30, 2003
FORM 10-QSB

Index
                                                                           Page
                                                                           ----

Part I:  Financial Information

Item 1.  Financial Statements,

         Consolidated Balance Sheets at June 30, 2003 (Unaudited)
         and September 30, 2002                                               2

         Consolidated Statements of Operations for the Three and Nine
         Months Ended June 30, 2003 and 2002 (Unaudited)                      3

         Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended June 30, 2003 (Unaudited)                          4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 2003 and 2002 (Unaudited)                             5

         Notes to Consolidated Financial Statements (Unaudited)            6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11-15

Item 3.  Controls and Procedures                                             16

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 16-17

Signatures                                                                   18

Certifications                                                            19-24

         Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)

                                                                       June 30,         September 30,
                                                                        2003                2002
                                                                      Unaudited)            Note 1
                                                                      ----------        --------------
Current assets:
   Cash and cash equivalents                                          $  4,610            $  4,753
   Accounts receivable                                                       5                  --
   Investments in marketable securities                                    757               3,183
   Other receivables                                                        16               1,108
   Prepaid expenses and other current assets                               199                 136
                                                                      --------            --------
       Total current assets                                              5,587               9,180

   Property and equipment, net                                             262                 314
   Investments in marketable securities, non current portion                --                 190
   Capitalized software, net                                             1,425               1,110
   Other assets                                                            358                 302
                                                                      --------            --------
                 Total assets                                         $  7,632            $ 11,096
                                                                      ========            ========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                   $    301            $    387
   Accrued expenses                                                        557                 439
                                                                      --------            --------
       Total current liabilities                                           858                 826
                                                                      --------            --------

Stockholders' Equity:
   Preferred stock, par value $.001 per share;
       2,000,000 shares authorized, 60,000 Series A
       issued                                                               --                  --
   Common stock par value $.001 per share;
       20,000,000 shares authorized;
       9,169,545 and 9,143,545 issued, respectively                          9                   9
   Additional paid-in capital                                           12,792              12,749
   Treasury stock, at cost, 242,000 shares                                (441)               (441)
   Accumulated other comprehensive income (loss)                            18                  (3)
   Accumulated deficit                                                  (5,604)             (2,044)
                                                                      --------            --------
             Total stockholders' equity                                  6,774              10,270
                                                                      --------            --------
              Total liabilities and
                   stockholders' equity                               $  7,632            $ 11,096
                                                                      ========            ========

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)


                                                           Three Months Ended                      Nine Months Ended
                                                                June 30,                                June 30,
                                                          2003                2002            2003               2002
                                                          ----                ----            ----               ----
Revenues, net                                          $         3       $     1,140       $        11       $     3,713
                                                       -----------       -----------       -----------       -----------
Costs and expenses:
   Cost of revenues, research
     and development expense                                   525               146             1,223               449

   General and
     administrative expense                                    575               363             2,483             1,434
                                                       -----------       -----------       -----------       -----------
                                                             1,100               509             3,706             1,883
                                                       -----------       -----------       -----------       -----------

        Operating (loss) income                             (1,097)              631            (3,695)            1,830

Interest income                                                 32                19               135                76
                                                       -----------       -----------       -----------       -----------

         Loss) income before income taxes
                                                (           (1,065)              650            (3,560)            1,906

Provision for income taxes                                      --             1,193                --             1,706
                                                       -----------       -----------       -----------       -----------

        Net (loss) income                              $    (1,065)      $      (543)      $    (3,560)      $       200
                                                       ===========       ===========       ===========       ===========

Net (loss) income per
   common share- basic                                 $     (0.12)      $     (0.06)      $     (0.40)      $      0.02
                                                       ===========       ===========       ===========       ===========

Weighted average basic
  common shares outstanding                              8,926,248         8,900,776         8,909,779         8,895,866
                                                       ===========       ===========       ===========       ===========

Net (loss) income per
   common share- diluted                               $     (0.12)      $     (0.06)      $     (0.40)      $      0.02
                                                       ===========       ===========       ===========       ===========

Weighted average diluted
   common shares outstanding                             8,926,248         8,900,776         8,909,779         9,888,375
                                                       ===========       ===========       ===========       ===========


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                     For the Nine Months Ended June 30, 2003
                                   (Unaudited)

                    (Amounts in thousands except share data)


                                                                                            Accumulated
                                Common Stock       Additional                                  Other
                             -------------------     Paid-In          Treasury Stock        Comprehensive   Accumulated
                             Shares       Amount     Capital        Shares       Amount     Income (Loss)     deficit       Total
                             ------       ------     -------        ------       ------     -------------     -------       -----
Balance at
   September 30,
   2002                     9,143,545    $     9   $   12,749      242,000   $     (441)     $       (3)   $   (2,044)   $   10,270

Issuance of common
   stock through
   exercise of options         26,000         --           20           --           --              --            --            20

Modification of employee
   stock option                    --         --           23           --           --              --            --            23

Net loss                           --         --           --           --           --              --        (3,560)       (3,560)

Foreign currency
   translation                     --         --           --           --           --              21            --            21
                                                                                                                         ----------
Comprehensive loss                                                                                                           (3,539)
                                                                                                                         ----------
                            -------------------------------------------------------------------------------------------------------
Balance at
   June 30, 2003            9,169,545    $     9   $   12,792      242,000   $     (441)     $       18    $   (5,604)   $    6,774
                            =======================================================================================================



See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                             (Amounts in thousands)

                                                              Nine Months Ended
                                                                   June 30,
                                                              2003         2002
                                                              ----         ----
Cash flows from operating activities:
  Net (loss) income                                         $(3,560)    $   200
Adjustments to reconcile net (loss) income
    to net cash provided by
    operating activities:
    Depreciation and amortization                               158          21
    Non-cash warrant and option charge                           23         424
    Provision for doubtful accounts                              --         307
    Provision for deferred income taxes                          --       1,706
Changes in assets and liabilities:
  Accounts receivable                                            (5)        293
  Other receivables                                           1,092          --
  Prepaid expenses and other current assets                     (63)        (25)
  Other assets                                                  (56)        (11)
  Accounts payable                                              (86)         62
  Deferred revenue                                               --         125
  Accrued expenses                                              119          17
                                                            -------     -------
         Net cash (used in) provided by
           operating activities                              (2,379)      3,119
                                                            -------     -------

Cash flows from investing activities:
  Purchase of investments                                        --      (6,038)
  Proceeds from sales of investments                          2,616       2,759
  Purchase of property and equipment                            (19)        (20)
  Capitalized software                                         (399)       (340)
  Deferred acquisition costs                                     --        (320)
                                                            -------     -------
         Net cash provided by (used in)
           investing activities                               2,200      (3,959)
                                                            -------     -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                     20          51
                                                            -------     -------
         Net cash provided by
           financing activities                                  20          51
                                                            -------     -------


Net (decrease) in cash and cash equivalents                    (159)       (789)
Effect of exchange rate on cash                                  16          --
Cash and cash equivalents, beginning of period                4,753       4,116
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 4,610     $ 3,327
                                                            =======     =======


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note l - Basis of Presentation:

         The information at June 30, 2003 and for the three and nine months ended June 30, 2003 and 2002, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the SEC.

Note 2 - Stock Options:

         The Company has adopted the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company's net (loss) income would have been decreased to the pro forma amounts indicated below (amounts in thousands):


                                                Three Months Ended    Nine Months Ended
                                                     June 30,              June 30,
                                                  2003       2002       2003      2002
                                                  ----       ----       ----      ----
         Net (loss) income, as reported         $(1,065)   $  (543)   $(3,560)   $   200
         Deduct: Total stock-based
           employee compensation
           expense determined under
           fair value based method                  (46)       (14)      (177)       (74)
                                                -------    -------    -------    -------

         Pro forma net (loss) income            $(1,111)   $  (557)   $(3,737)   $   126
                                                =======    =======    =======    =======

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Stock Options (continued):


                                                Three Months Ended            Nine Months Ended
                                                      June 30,                    June 30,
                                                 2003           2002          2003         2002
                                                 ----           ----          ----         ----
         Net (loss) income per
          common share- basic,
          as reported                       $    (0.12)       $  (0.06)     $  (0.40)     $   0.02
                                            ==========        ========      ========      ========

         Net (loss) income per
          common share- basic,
          pro forma                         $    (0.12)       $  (0.06)     $  (0.42)     $   0.01
                                            ==========        ========      ========      ========

         Net (loss) income per
          common share- diluted,
          as reported                       $    (0.12)       $  (0.06)     $  (0.40)     $   0.02
                                            ==========        ========      ========      ========

         Net (loss) income per
          common share- diluted,
          pro forma                         $    (0.12)       $  (0.06)     $  (0.42)     $   0.01
                                            ==========        ========      ========      ========

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for all periods), risk free interest rates of 3.71% and 4.34% in 2003 and 2002, respectively, expected volatility of 89% and 123% in 2003 and 2002, respectively, and an expected life of 7 years (for all periods). The weighted average fair value of options granted in 2003 and 2002 was $1.82 and $4.12, respectively.

         In April 2003, the Company modified certain conditions associated with options to purchase 8,000 common shares which were previously issued. The Company has treated this modification as a new grant and has recognized compensation expense in the consolidated statement of operations of $23,000 during the three months ended June 30, 2003.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Acquisition of Global Interactive Gaming Limited:

         On July 31, 2002, the Company acquired all of the outstanding share capital of Global Interactive Gaming Ltd. ("GIG"), an interactive gaming service provider to licensed bookmakers and the Company's worldwide licensee of its SportXctionTM software for $1,092,000, including professional fees and other acquisition costs of $536,000. The purchase price paid to GIG's stockholders consisted of $365,000 in cash, 60,000 shares of Series A Preferred Stock valued at $64,000 and warrants to acquire 157,652 shares of the Company's Common Stock at an exercise price of $4.38 per share, valued at $127,000.

         In addition, an acquired deferred tax asset of $7,570,000, resulting from an excess of the tax basis of the acquired net assets over the consideration paid, in addition to the existence of a net operating loss carryforward which GIG has available to offset future taxable income in the United Kingdom, has been fully offset by a valuation allowance.

         GIG's results of operations are included in the consolidated statements of operations for the three and nine months ended June 30, 2003.

Note 4 - Revenue Recognition:

         In 2002, the Company's revenue consisted of license fees under its license agreements dated as of March 17, 2000 (the "License Agreements") with GIG, which are no longer being received as a result of the insolvency filing of GIG's major shareholder and resultant discontinuance of funding provided to GIG as well as the subsequent acquisition of GIG by the Company. The Company recognized revenue under its License Agreements with GIG based upon the guaranteed annual minimum amounts due under the License Agreements as GIG had not commenced commercial use of the software. Revenues were recognized on a straight-line basis over the respective contract year. The Company received payments of the minimum amounts at predetermined dates as stipulated in the License Agreements. Accordingly, collections received in advance of recognizing revenue were recorded as deferred revenue on the balance sheet. The Company recognizes revenue from its current service agreements as it is earned based on a percentage share of the wagering revenue.

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

         The following represents the calculations of the basic and diluted net
         (loss) income per common share for the three and nine months ended June 30, 2003 and 2002.

             (Amounts in thousands except share and per share data)

                                                Three Months Ended             Nine Months Ended
                                                     June 30,                      June 30,
                                              2003            2002            2003           2002
                                              ----            ----            ----           ----
         Net (loss) income                $   (1,065)     $     (543)     $   (3,560)     $      200
                                          ==========      ==========      ==========      ==========

         Weighted average basic
          common shares outstanding        8,926,248       8,900,776       8,909,779       8,895,866

         Effect of dilutive
          securities: stock options
          and warrants                            --              --              --         992,509
                                          ----------      ----------      ----------      ----------

         Weighted average diluted
          common shares outstanding        8,926,248       8,900,776       8,909,779       9,888,375
                                          ==========      ==========      ==========      ==========

         Net (loss) income per
          common share- basic             $    (0.12)     $    (0.06)     $    (0.40)     $     0.02
                                          ==========      ==========      ==========      ==========

         Net (loss) income per
          common share- diluted           $    (0.12)     $    (0.06)     $    (0.40)     $     0.02
                                          ==========      ==========      ==========      ==========

         The Company's computation of dilutive net loss per share for the three and nine months ended June 30, 2003 and the three months ended June 30, 2002 does not assume any exercise of options or warrants to purchase 998,414, 848,641 and 809,258 common shares, respectively, as their effect is antidilutive. The Company's computation of dilutive net loss per share for the nine months ended June 30, 2002 does not include options to purchase 10,000 shares of Common Stock, because the exercise price was greater than the average market price of the common shares during the period.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

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

Note 7 - Income taxes:

         As a result of losses prior to the fiscal year ended September 30, 2001, the Company had a deferred tax asset (principally comprised of the tax benefit of net operating loss carryforwards) of $2,681,000 at such date. The Company had reversed the valuation allowance for this deferred tax asset into income in the fourth quarter of fiscal year 2001 based on its recent history of pre-tax profits, the minimum future royalty payments to be received under the GIG License Agreements and the projected taxable income to be realized from operations. Accordingly, the Company recorded a provision for income taxes during the three and nine months ended June 30, 2002 of $1,193,000 and $1,706,000, respectively. During the quarter ended June 30, 2002, following the breach by GIG of the License Agreements, the Company determined that there would be limited additional revenues received under the License Agreements. As a result, the Company provided a valuation allowance to offset the remaining deferred tax asset which the Company recorded as income tax expense on its statement of operations during such quarter.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations

Financial Results

         In March 2000, ISWI became a licensor of interactive gaming software through the signing of exclusive license agreements (the "License Agreements") with Global Interactive Gaming Limited ("GIG"). The License Agreements provided, among other things, for the payment of minimum royalties on a quarterly basis and provided that the minimum due to ISWI for each forthcoming 12 month period was held in a third party escrow account ("Escrow Account"). During the three and nine months ended June 30, 2002 ("Fiscal 2002"), ISWI's revenues solely represented minimum fees received pursuant to the terms of the License Agreements. ISWI's efforts between early 2000 and 2002 focused on enhancing the SportXction(TM) system for use by GIG. GIG's majority shareholder was Prisma iVentures Ltd., the majority stockholder of which was The Kirch Group, a German media conglomerate. As a result of Kirch Media's insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group ceased providing funding for GIG. On July 31, 2002, ISWI acquired all of the outstanding share capital of GIG (see "Acquisition of GIG"). As a result of the acquisition of GIG, ISWI will not receive any further minimum royalties and will need to generate revenues based upon use of the SportXction(TM) system, from service charges from existing agreements and by entering into additional agreements. GIG's results of operations are included in ISWI's consolidated statements of operations for the three and nine months ended June 30, 2003 ("Fiscal 2003"). The Company's revenue in Fiscal 2003 represents a percentage share of the wagering revenue from its agreements in "live" operation.

Three Months Ended June 30, 2003 and 2002

         Revenues for the three months ended June 30, 2003 were $3,000, as compared to $1,140,000 during the same period in Fiscal 2002. The decrease in Fiscal 2003 is attributable to the discontinuation of the minimum royalties due to GIG's default under the License Agreements prior to the eventual acquisition of GIG on July 31, 2002. Currently, the Company's has one agreement in "live" operation with its partner ukbetting plc ("ukbetting"). The revenues generated during the quarter ended June 30, 2003 were limited by a number of factors, including the conclusion of the UK Barclaycard Premiership soccer season, the number of events covered, the introduction of new sports and the level of promotion by our partner. The Company expects an insignificant level of revenues during the quarter ending September 30, 2003, with increasing amounts projected in future quarters as it launches the SportXction(TM) system on BSkyB's digital television platform introduces a mobile phone product and gains new partners.

         Cost of revenues, research and development expense for the three months ended June 30, 2003 were $525,000, as compared to $146,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was primarily due to higher programming and development costs as a result of the acquisition of GIG, costs incurred to operate betting events and amortization of capitalized software costs.

         General and administrative expenses during the three months ended June 30, 2003 were $575,000, as compared to $363,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was primarily due to an increased cost base as a result of the acquisition of GIG, increased employee salary and benefit expenses partially offset by lower professional fees.

         Interest income during the three months ended June 30, 2003 was $32,000, as compared to $19,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was due to a higher cash balance.

         Income tax expense of $1,193,000 in the three months ended June 30, 2002 represented the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences for which the tax benefit had been previously recognized.

         Net loss and net loss per share (basic) for the three months ended June 30, 2003 were $1,065,000 and $0.12, respectively, as compared to $543,000 and $0.06, respectively, during the same period in Fiscal 2002. The decrease is the result of lower revenues and higher costs (as described above).

         During the three months ended June 30, 2003, the Company capitalized $101,000 of costs related to enhancements of its SportXction(TM) system related to wagering on multiple potential outcomes to a betting proposition. Capitalized amounts are amortized commencing with the product's introduction over its estimated economic life, generally three years.

Nine Months Ended June 30, 2003 and 2002

         Revenues for the nine months ended June 30, 2003 were $11,000, as compared to $3,713,000 during the same period in Fiscal 2002. The decrease in Fiscal 2003 is attributable to the discontinuation of the minimum royalties due to GIG's default under the License Agreements and the eventual acquisition of GIG on July 31, 2002. Ukbetting introduced the SportXction(TM) system to a limited number of its customers starting in mid-November, 2002 and "officially" launched the system in early 2003.

         Cost of revenues, research and development expense for the nine months ended June 30, 2003 were $1,223,000, as compared to $449,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was primarily due to higher programming and development costs as a result of the acquisition of GIG and costs incurred to operate betting events.

         General and administrative expenses during the nine months ended June 30, 2003 were $2,483,000, as compared to $1,434,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was primarily due to an increased cost base as a result of the acquisition of GIG, increased employee salary and benefit expenses, partially offset by the creation in Fiscal 2002 of a reserve of $300,000 for a doubtful account and lower professional fees.

         Interest income during the nine months ended June 30, 2003 was $135,000, as compared to $76,000 during the same period in Fiscal 2002. The increase in Fiscal 2003 was due to a higher cash balance.

         Income tax expense of $1,706,000 in the nine months ended June 30, 2002 represented the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences for which the tax benefit had been previously recognized.

         Net loss and net loss per share (basic) for the nine months ended June 30, 2003 were $3,560,000 and $0.40, respectively, as compared to net income and net income per share (basic) of $200,000 and $0.02, respectively, during the same period in Fiscal 2002. The decrease is the result of lower revenues and higher costs (as described above).

         During the nine months ended June 30, 2003, the Company capitalized $399,000 of costs related to enhancements of its SportXction(TM) system primarily related to wagering on multiple potential outcomes to a betting proposition.

Liquidity and Capital Resources

         As of June 30, 2003, the Company had liquid resources totaling $5,367,000. These include cash and cash equivalents in the amount of $4,610,000, and short-term investments in the amount of $757,000. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days. Investments are limited to investment grade marketable securities with maturities of less than 18 months.

         The Company's operations currently do not generate positive cash flow and the Company expects to incur substantial losses and negative cash flow at least for the fiscal year ending September 30, 2003. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements for the next 12 months based upon the Company's current business plan and longer, subject to the revenues generated by the SportXction(TM) system. It appears likely that the Company will be required to seek additional funding to prosecute its international development and growth plans, as well as provide additional liquid resources in the event that the growth in revenues is slower than anticipated. Such additional funding may be dilutive to existing shareholders of the Company. If the Company is unable to raise additional funding on terms deemed reasonable or at all, then the Company will be required to curtail certain operations in order to reduce its expenses.

         The Company expects that its signed agreements not yet in "live" operation will produce meaningful revenues. The Company is also in discussions with other interactive television, legal Internet wagering and mobile phone operators to utilize the SportXction(TM) system. There is no assurance however, that these negotiations will result in signed agreements, or that the system will be accepted by potential users.

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

Acquisition of Global Interactive Gaming Limited

         On July 31, 2002, the Company acquired all of the outstanding share capital of GIG, an interactive gaming service provider to licensed bookmakers and the Company's worldwide licensee of its SportXction(TM) software, for $1,092,000, including professional fees and other acquisition costs of $536,000. The purchase price paid to GIG's stockholders consisted of $365,000 in cash, 60,000 shares of Series A Preferred Stock valued at $64,000 and warrants to acquire 157,652 shares of the Company's Common Stock at an exercise price of $4.38 per share, valued at $127,000.

         In addition, an acquired deferred tax asset of $7,570,000, resulting from an excess of the tax basis of the acquired net assets over the consideration paid, in addition to the existence of a net operating loss carryforward which GIG has available to offset future taxable income in the United Kingdom, has been fully offset by a valuation allowance.

         GIG's results of operations are included in the consolidated statement of operations for the three and nine months ended June 30, 2003.

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


Mobile Product Deployment Status

         On May 12, 2003, the Company announced that it had reached an additional agreement with ukbetting, to incorporate the SportXction(TM) system into a suite of betting services being marketed to key players in the UK mobile phone market. Ukbetting currently supplies a range of betting services to the UK's major mobile networks including Orange, Vodafone, O2, T-Mobile and 3. Under this revenue sharing arrangement, ukbetting will bear the costs of promoting the service while GIG will furnish the technical integration capability as well as operate the SportXction(TM) system from within its existing resources. The mobile product is currently undergoing rigorous quality control testing and the Company anticipates launching this product in September 2003.

Safe Harbor Statement

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available cash and liquid assets will be adequate to fund its requirements for the next 12 months and whether the Company will be able to meet its cash requirements; whether the Company will be able to raise additional funds, if sought, and the terms thereof, which could be dilutive to current shareholders; whether the Company's revenue will increase in future quarters; whether the Company will launch the SportXction(TM) system on BSkyB's digital television platform whether the Company will launch a mobile phone product in September 2003 or at all; how long the Company will continue to incur significant losses and negative cash flow; whether the Company will enter into agreements with new partners; and whether the Company or its Internet, interactive television and mobile phone partners will gain a sufficient number of customers to generate meaningful revenue. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2002 and its Forms 10-QSB for the quarters ended December 31, 2002 and March 31, 2003. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

Item 3.  Controls and Procedures

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely manner to alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  NUMBER   DESCRIPTION
                  ------   -----------

                  10.01 Amendment No. 1 to Employment Agreement between the Company and Bernard Albanese, dated as of May 1, 2003.
                  31.01 Certification of Barry Mindes, Chairman and Chief Executive Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  31.02 Certification of James McDade, Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  32.01 Certification of Barry Mindes, Chairman and Chief Executive Officer of Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

                  32.02 Certification of James McDade, Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K filed on May 15, 2003 to report the Certification of Barry Mindes and James McDade pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, filed solely for the purposes of incorporation by reference into Item 9 of such Current Reports.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Interactive Systems Worldwide Inc.


Dated:   August 14, 2003                 By: /s/ Barry Mindes
                                             --------------------------------
                                             Barry Mindes, Chairman of the
                                             Board of Directors and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Dated:   August 14, 2003                 By: /s/ James McDade
                                             --------------------------------
                                             James McDade, Chief Financial
                                             Officer
                                             (Principal Financial Officer)