Form 10KSB
period 2003-09-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2003-12-24
CIK 1025995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2003

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year (ended September 30, 2003) were $14,000.

         The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of December 15, 2003 was approximately $20,740,000.

         The number of shares of Common Stock, $.001 par value, outstanding as of December 15, 2003 was 9,325,935.

         The issuer hereby incorporates by reference into Part III of this report, its definitive proxy statement to be filed on or prior to January 28, 2004. If the definitive proxy statement is not filed on or prior to January 28, 2004, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 2004.

         Transitional Small Business Disclosure Format (check one):
YES | | NO |X|

                                     PART I

         Item 1.    Description of Business

         The Company

         Interactive Systems Worldwide Inc. ("ISWI") has designed, developed and patented an interactive hardware and proprietary software system (the "SportXction(TM) System") that enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis, rugby and cricket, among many others. The SportXction(TM) System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, which player will score next, will a batter get on base or will a penalty shot be successful. The SportXction(TM) System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

         The SportXction(TM) System software monitors and changes the odds on the contestants in a sporting event to induce the players to wager such that the betting pool for each betting proposition is continuously driven toward a financial balance, to within a pre-set level. In general, a balanced pool is achieved when the money bet on the losing outcomes of a betting proposition is sufficient to pay off the winning outcomes of that proposition plus provide the operator with a commission for brokering the transaction. The SportXction(TM) System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, subtracting bet amounts and adding payouts. The SportXction(TM) System has been developed to allow wagers to be placed simultaneously through a variety of input devices, all interconnected to our central system, such as interactive television set-top boxes, personal computers communicating via the Internet and mobile telephones. The SportXction(TM) System is also being readied for use in conjunction with fixed odds betting terminals ("FOBTs"), a service which was previously available with an earlier version of the SportXction(TM)System.

         On July 31, 2002, ISWI, through a wholly-owned subsidiary, acquired all of the outstanding share capital of Global Interactive Gaming Limited ("GIG") a British interactive gaming service provider that markets its services to interactive television carriers which employ satellite, cable and terrestrial programming, mobile telephone operators, licensed bookmakers and casinos. GIG is located in London, England. GIG had been ISWI's worldwide exclusive licensee for its technology in all business activities for which the technology was legally usable other than wagering in Nevada and for securities transactions and lotteries. GIG has wholly owned subsidiaries, GIG Operations Limited, which holds a British bookmaker's agency permit, and Brightform Limited, which holds a British bookmaker's permit, and is therefore capable of offering its own complete betting service.

         The Company makes available free of charge through our website, www.isw.com, the Company's annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to these reports, as soon as practicable after the Company has electronically filed such material with, or furnished such material to, the SEC.

         As used in this Report the term "Company", unless the context otherwise requires, means ISWI and its wholly-owned subsidiaries, including GIG.

         Recent Developments

         On November 24, 2003, ISWI entered into a financing agreement relating to a $3.9 million private placement with institutional investors consisting of $2.6 million of 7.5% Convertible Debentures (the "Debentures") and $1.3 million of ISWI's common stock, par value $.001 per share ("Common Stock"). The investors also received warrants to purchase 281,250 shares of the Common Stock (the "Investor Warrants"). Net proceeds from the financing after estimated costs and expenses were approximately $3.5 million.

         The Debentures are due April 1, 2006 and are convertible into shares of Common Stock at $4.58 per share, a 10% premium over the market price shortly before the closing (the "Closing Price"). The Debentures are repayable in 24 equal monthly installments beginning in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, ISWI has the right to repay the interest and the principal in cash or stock and force conversion of all or a portion of the Debentures into Common Stock. ISWI also issued to the investors, 390,390 shares of Common Stock at $3.33 per share, a 20% discount from the Closing Price. The Investor Warrants issued to the investors have a term of five years and are exercisable at $4.58 per share, a 10% premium over the Closing Price.

         History

         ISWI's SportXction(TM) System was conceived by its founder, Mr. Barry Mindes, who together with Mr. Bernard Albanese, the Company's President, developed a simulation of the SportXction(TM) System for use in determining whether casinos in Nevada had interest in the SportXction(TM) System. Additionally, patent applications covering the SportXction(TM) System were prepared and filed with the U.S. Patent and Trademark Office and corresponding foreign patent applications were also filed. In May 1995, shortly after commencing operations, the Company raised an initial round of capital privately and during the next year developed and tested the SportXction(TM) System. Thereafter, in mid-1996, the Company sought approval for use of the System from the Nevada Gaming Authorities (as hereinafter defined). On December 11, 1996, the Company consummated its initial public offering (the "IPO") pursuant to which it sold 1,725,000 Units for gross proceeds of $10,350,000. Each Unit consisted of one share of Common Stock, and one redeemable Warrant (collectively, the "Redeemable Warrants") to purchase one share of Common Stock at an exercise price of $7.20 per share. The Redeemable Warrants expired on February 25, 2002 without any having been exercised. The Common Stock currently trades on the NASDAQ SmallCap Market(SM).

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

         The focus of ISWI then shifted to being a licensor as a result of the signing of License Agreements (collectively, the "License Agreements") with GIG in March 2000. Under the terms of the License Agreements, ISWI granted exclusive licenses to market, distribute and use ISWI's interactive SportXction(TM) System software, technology and patents on the Internet and interactive television, in all business activities in which such technology was legally usable, including for contests and wagering on sporting events world-wide. Excluded from the licenses were the continued use of the SportXction(TM) System in Nevada for wagering, and the application of ISWI's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The License Agreements provided that ISWI would be paid the lesser of 25% of the gross profit or 1% of the gross handle, subject to guaranteed annual minimums during the term of the License Agreements. The License Agreements also provided for an escrow account into which GIG deposited and maintained at all times, the minimum royalties due to ISWI for the ensuing 12 months (the "Escrow Account"). ISWI's efforts between early 2000 and 2002 focused on enhancing the SportXction(TM) System for use by GIG. GIG's majority shareholders were Prisma iVentures Ltd., a U.K. company and subsidiary of The Kirch Group, a German media conglomerate, and MultiSport Games Development, Inc., a Delaware corporation ("MultiSport"). As a result of Kirch Media's insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group ceased providing funding for GIG. On July 31, 2002, ISWI acquired GIG, and as a result, the Company, through GIG, is now in the business of providing interactive gaming services using the SportXction(TM) System to business partners such as licensed bookmakers, mobile telephone companies, cable and satellite television companies and operators of Internet wagering sites, in locations where legally permitted. Subsequent to the acquisition, the License Agreements were modified and no longer provide an exclusive license to GIG or guaranteed annual minimums.

         Industry Overview

         In sports wagering, the gaming establishment, or "house," generally seeks to maintain a "balanced book." A balanced book is achieved when the money bet on the losing outcomes of a betting proposition is sufficient to pay off the winning outcome of that proposition. To accomplish this, the house gives either a handicap (the point spread or margin by which the favorite must win) or odds (a greater than equal payout on winning to the underdog or a lesser one to the favorite) on the outcome of the event, or a combination of both. The house's goal in general is to have the funds paid to the winners equal the amount received from the losers, less the commissions that the house charges for brokering the transactions and the use of its facilities.

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

         The profits of dedicated sports wagering facilities ("Sports books") depend upon the reliability of the odds and its adjustment of the odds when necessary. On occasion, the house's initial handicap or odds will not result in a balanced book because the players do not agree with the house's assessment of the expected outcome of the contest or an event that takes place during the contest for which a betting proposition is being offered. The house will attempt to attract bets on one potential outcome of the proposition by changing or moving the line up or down to induce a betting pattern which will lead toward a balanced book. If this is not possible, the house may only accept bets which are matched in payout so that no further imbalance will be created, refuse to accept wagers on one of the contestants or limit the maximum amount of money that will be accepted on a line to attempt to avoid the risk of taking an unacceptable number of bets on one potential outcome of a betting proposition. When the limit is reached, the line is moved. Currently, sports wagering establishments do not change odds or handicaps frequently in order to balance pools. The odds or handicaps are changed usually only after the book gets substantially out of balance, if at all. Sports books currently are rarely perfectly balanced. To the extent that the book is not balanced, the sports book takes risk on the outcome of the game or event which varies directly with the level of imbalance. As a result, although the operator can gain extraordinary profits if the outcome of the proposition favors the side which has too little payout associated with it, the operator is gambling on a given outcome, instead of brokering a transaction for a fee.

         The Internet is the largest present venue for sports wagering worldwide as it is legal in many countries outside of the United States. According to Christiansen Capital Advisors, a gambling industry research firm, Internet gambling has surged well ahead of most e-commerce categories, reaching more than $6 billion in global sales this year. A significant amount of sports wagering internationally also takes place in betting parlors, where bettors place bets and redeem winnings; and to a lesser degree, in betting facilities where bettors view sporting events while wagering. Interactive wagering using interactive television ("iTV") set-top boxes is a rapidly growing market. Datamonitor, a global research firm, predicts that iTV gambling revenues in the U.K. alone will grow from $116 million in 2003 to $633 million by 2006, representing an annual growth rate of more than 53%. Wagering using a mobile phone is also a developing market. Jupiter Research, a UK based research firm, forecasts that global mobile gambling revenues will reach $2 billion by 2006 assuming that the right operating conditions are set by the industry, its regulators and partners.

         In the United States, gambling over the Internet is illegal both for players and operators of Internet wagering sites. United States law prohibits players located in the United States from placing bets on Internet sites that are operated by legally licensed foreign nationals. Largely as a result of increasing regulatory and financial pressure, credit cards and other payment providers in the United States have stopped accepting charges from gambling Internet sites. iTV and mobile phone wagering is also illegal in the United States. The agreements between the Company and its partners precludes the partners from using the Company's SportXction(TM) System software to accept wagers from the United States and any other location where it is illegal to do so. The Company has also implemented controls which prevent potential users from the United States from being able to use the Company's SportXction(TM) System.

         Although not currently operating in Nevada, ISWI holds a gaming license as an operator of an "inter-casino linked system" ("OILS License") and is registered with the Nevada Gaming Commission as a publicly-traded corporation. The Company retains the right to re-enter the Nevada sports wagering market at some future date, which it might do with its newly enhanced SportXction(TM) System or a subset thereof.

         System Deployment Status

         Interactive television

         On April 10, 2003, the Company announced that GIG had signed an agreement with Sky Bet, a wholly-owned subsidiary of British Sky Broadcasting Limited ("BSkyB"). Under this twelve month trial revenue sharing arrangement, GIG will operate the SportXction(TM) System and Sky Bet will be responsible for comprehensive marketing program. BSkyB is the UK's largest supplier of digital TV services with approximately seven million active households throughout the UK and Ireland. BSkyB is also one of the UK's leading sports rights holders and is at the forefront of developing innovative interactive applications. The launch of services under this agreement is now scheduled during the first quarter of calendar 2004.

         Internet

         On September 18, 2002, the Company announced that GIG had signed an agreement with ukbetting plc ("ukbetting") for the incorporation of the SportXction(TM) System into ukbetting's sports wagering web sites. In November 2002, the System was successfully launched on the totalbet.co.uk website during a series of games. ukbetting introduced the SportXction(TM) System on a second on-line wagering website in late January 2003, ukbetting.com.

         On August 21, 2003, the Company announced GIG had signed an interim agreement with Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, to incorporate the SportXction(TM) System into Sportingbet's UK and European sports wagering web sites, for use in those venues. Sportingbet Plc is one of the world's largest Internet sports wagering service providers. The SportXction(TM) System was launched on Sportingbet.com in late August 2003. This interim agreement is still in effect as Sportingbet completes work on its next generation back end software and the parties discuss the possible migration of the SportXction(TM) System into this new environment.

         On September 22, 2003, the Company announced GIG had signed an agreement with Stanley Interactive Limited, a wholly-owned subsidiary of Stanley Leisure Plc, operating Stanley Leisure's on-line betting business. Stanley Leisure Plc is the largest casino operator in the UK and the fourth largest operator of betting shops, with a portfolio of over 600 stores. The launch of services under this agreement is scheduled during the first quarter of calendar 2004.

         Under these non-exclusive agreements, which provide the Company with a share of the wagering revenue, GIG furnishes the technology and operates the system, and the partner is responsible for marketing the product, first level customer support and for processing customer financial transactions. The Company's revenue consists of license fees calculated based on gross wagering revenue as well as service charges calculated based on net wagering revenue or loss after payment of winnings and taxes. Thus, ISWI may have financial exposure and assumes certain pool imbalance risks associated with being a part of the house.

         GIG currently offers live play-by-play wagering for soccer, cricket (both one day and test matches), golf, rugby union and tennis. It has also developed football, baseball and basketball versions of the SportXction(TM) System. Development is underway to add snooker and darts to the range of sports for which the SportXction(TM) System may be used. Additional sports, such as automobile racing and fixed price horse racing are currently in the planning stage. GIG offered live play-by-play wagering on approximately 300 events during the year ending September 30, 2003. GIG intends to offer wagering on approximately 800 events during fiscal year 2004.

         Mobile phone

         On May 12, 2003, the Company announced that it had reached an additional agreement with ukbetting, to incorporate the SportXction(TM) System into a suite of betting services being marketed to key players in the UK mobile phone market. ukbetting currently supplies a range of betting services to the UK's major mobile networks including Orange, Vodafone, O2, T-Mobile and 3. On October 15, 2003, the Company announced that the SportXction(TM) System had been launched to ukbetting's wireless application protocol ("WAP") enabled users through one of the world's largest mobile operators with over 13 million UK customers.

         System enhancements

         The Company is well advanced in the development of major enhancements to the System which will allow wagering using multiple currencies and will provide players with a choice of multiple languages. The Company believes that these enhancements will greatly expand the potential of the SportXction(TM) System by increasing the number of markets in which the product can be made available and by making the product more appealing to global gaming operators. It is expected that the multiple currency enhancement will be available in the first quarter of calendar 2004 and the multiple language enhancement will be available in the second quarter of calendar 2004.

         The Company intends to expand distribution of the SportXction(TM) System in the UK to dedicated betting shops through touch-screen FOBTs and potentially using local area network wireless or Wi-Fi technology. The Company has also started planning and designing product extensions to the SportXction(TM) System, such as a fixed-odds horseracing product and a non-wagering (i.e. contest) version of the SportXction(TM) System. We believe that there are also potential uses for the Company's technology in other markets such as transaction processing for financial institutions for which a patent is pending.

         Marketing and Sales Strategy

         The Company is in discussions with several companies in the U.K., Europe and elsewhere in the world for the incorporation of the SportXction(TM) System into licensed sports wagering Internet web sites and the inclusion of the SportXction(TM) System into the interactive television, mobile phone, and betting shop product offering of bookmakers. In this regard, the Company is pursuing a "business to business" strategy, partnering with companies who possess an existing betting customer base. This strategy offers the benefits of potentially more immediate revenues as well as a lower marketing investment to gain players.

         The focus of the Company's initial marketing efforts is in the U.K. and Europe although opportunities elsewhere in the world are also being pursued. The Company may enter certain foreign markets acting solely as a licensor of the SportXction(TM) System. The Company may also re-enter the Nevada market following the launch of products in the U.K. and its Nevada gaming license has been maintained for that purpose.

         The SportXction(TM) System is also useable for contests, rather than wagering, on sporting events. The Company has engaged a sales consultant who has recently begun marketing the System for such use. The Company has also commenced preliminary marketing activities using its patented technology in the financial transaction processing market.

         Intellectual Property

         The Company regards the SportXction(TM) System as proprietary. The Company has two U.S. patents covering its proprietary wagering methods and its related computer processing system. Corresponding applications for the two patents have been filed and are pending in several countries and have been approved in 14 and 18 foreign countries, respectively.

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

         The Company has not received any claim that it is infringing any patents of others. However, there can be no assurance that third parties will not assert infringement claims against the Company, which claims the Company would be required to defend at considerable expense or enter into arrangements requiring the Company to pay royalties or other damages, any of which could materially and adversely affect the Company's business.

         The Company applied for Federal trademark registration and for State of Nevada servicemark registration for the name SportXction(TM), both of which have been issued.

         Competition

         Sports wagering both within the United States and in foreign countries competes with other forms of gambling available to the general public, including, but not limited to, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, state-sponsored lotteries, on-and-off track betting on horses and dogs, jai alai, off-shore cruise ships, riverboats, Native American gaming operations and wagering via the Internet, iTV and mobile phones.

         There are currently a large number of operators of wagering sites available on the Internet that accept traditional pre-game wagers as well as wagers placed during the course of an event on sporting events. They operate from locations outside of the United States, as this type of wagering is illegal in the United States. Well-financed, long established bookmaking firms with significantly more financial resources than the Company operate some of these Internet sites. Many of these have substantially more experience than the Company in the wagering business. While, to the best of the Company's knowledge, none of these sites offer products which are similar to the SportXction(TM) System in any significant degree, and the Company believes it has broad patent protection for its System in most countries in which it is anticipated that the Company will operate, it cannot be assured that such competition might not arise, or that the Company's patents will provide sufficient protection against such competition. To the extent that such competition arose, the market for the SportXction(TM) System might be diluted. In addition, no assurance can be given that other competing systems do not exist or are not under development.

         Personnel

         The Company currently has nine full-time employees in the United States and eleven full-time employees in England. The Company considers its relations with its employees to be good. The Company also utilizes outside consultants on specific assignments or projects. The Company may seek to hire additional programmers, technicians and administrative personnel.

         Research and Development

         During the fiscal years ended September 30, 2003 and 2002, the Company spent approximately $1,303,000 and $735,000, respectively, on research and development activities. These expenses included primarily, programmers' salaries and benefits, consultants' fees, amortization expense associated with capitalized development costs and the depreciation expense associated with computer equipment used in the development of the SportXction(TM) System. During the fiscal years ended September 30, 2003 and 2002, all of the Company's research and development expense reflect costs associated with supporting the SportXction(TM) System. The Company intends to continue to expend significant sums on such activities.

         As at September 30, 2003, the Company had capitalized $947,000 of expenses related to enhancements of its SportXction(TM) System. These amounts are being amortized over their estimated useful life (generally three years) after they are put into commercial use.

         The SportXction(TM) Sports Wagering System

         Overview of the System

         The SportXction(TM) sports wagering System permits continuous fixed price betting during the course of a sporting event by continuously attempting to balance the betting pool on each betting proposition to within a pre-set level. It allows bettors to view a live sporting event, wager throughout that event as it progresses and cash winning bets. The period during which wagers may be placed is thereby extended. The SportXction(TM) System accepts bets on the outcome of the sporting event, on discrete parts of the event, and on specific game situations, such as will a team get a first down, which player will score next, or will a player make two foul shots. The SportXction(TM) System can also accept traditional pre-game side and totals wagers as well as some forms of parlays.

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

         Operation of the System

         The SportXction(TM) System operator begins by setting up a number of pools or wagering propositions (for example, the scorer of the next goal, the winner of a game or the team leading at the end of a particular period of play, over or under scoring on the game or period, and wagers on specific events or games situations). Prior to commencement of the sporting event, the SportXction(TM) System operator sets the odds or handicap (point spread) on certain betting propositions, with greater odds given to the less capable contestant. These are usually based upon statistical data from previous events plus research on the teams, players, game conditions, injuries, etc. Once the sporting event begins, the SportXction(TM) System sets the initial odds on other betting propositions. The SportXction(TM) System changes the odds automatically as bets are made in order to induce a betting pattern that would lead to a balanced pool. The bettor may therefore make multiple wagers on the same betting proposition as the odds change. As wagering continues, one of the potential outcomes of a betting proposition may have more money bet on it than expected and thereby become underfunded (that is, the System will not have enough money to pay the bettors should this potential outcome win). If this occurs, and if the underfunded potential outcome of the betting proposition wins, the house would make less profit than desired, and in some cases, might even have to pay out more money to the winning bettors than the house would have received from the bettors on the other potential outcomes (i.e. the potential outcomes that are overfunded). Of course, if the potential outcome that is overfunded wins, the house would win more than expected. To limit the house's exposure, the SportXction(TM) System is designed to automatically adjust the odds to induce more bettors to wager on the potential outcomes of the betting proposition that are overfunded, and to discourage bettors to wager on the potential outcomes that are underfunded, thereby attempting to bring the pool more into balance.

         It is not necessary that the book be perfectly balanced, but only that the imbalances be within a pre-set level, typically less than some percentage of the pool or dollar amount set by the house. Under these circumstances, the house can generally ensure that its exposure is no more than a fixed percentage or dollar amount, which is an acceptable portion of the profit from its commissions. The SportXction(TM) System is generally able to automatically prevent the house exposure from exceeding a specified maximum amount by changing the betting terms in the pool to induce bettors to wager on the potential outcomes that are overfunded. In extreme cases, the house or the SportXction(TM) System may automatically stop accepting bets on an underfunded potential outcome when the exposure limit is reached while continuing to accept bets on the other potential outcomes. Under these circumstances, the pool will presumably tend to return to balance after which the house can resume taking bets on the side of the proposition for which betting was suspended.

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

         The SportXction(TM) System works on a "bet against deposited funds" basis. When a bettor wishes to wager using the SportXction(TM) System, he must establish an account and fund it by depositing a sum of money in the account. The bettor places wagers using his funds on deposit. The SportXction(TM) System automatically adds the bettor's payouts and subtracts amounts bet from his account. When the player wishes to commence play, he signs on to the SportXction(TM) System through an input device which can be an on-line computer terminal, interactive TV, mobile phone, PDA, or like device ("Player Betting Device"). The screen or monitor on the Player Betting Device will show the bettor's available balance, initially equal to his deposit. As wagers are placed, this balance is reduced by the amounts wagered. When the bettor wins, his Betting Device shows that he has won and his balance is automatically increased by the wager's payout.

         The SportXction(TM) System produces time-stamped records, providing regulatory authorities as well as gaming establishments with the ability to audit, analyze and control a game.

         System Components

         The Company's proprietary software and state-of-the-art, commonly available hardware, is configured in an arrangement designed specifically for use with the SportXction(TM) System. The software permits the operator to make available a wide variety of betting propositions to players. The SportXction(TM) System has been designed to work with a variety of Player Betting Devices (e.g. PC's running a browser, television set-top boxes, mobile phones and similar devices) each of which has different inherent capabilities and limitations, some of which are more "intelligent" than others. These Player Betting Devices are connected to the System utilizing several types of networks (e.g. Internet, dedicated private network or wireless networks). As a result of this flexibility, the System has a variety of different client interface and interconnection modules that may be used as determined by the configuration of a particular instance of the System. The Player Betting Device enables bettors to enter bets into the SportXction(TM) System. The System displays the wagers available, the prices, the payoff to be received, the status of the player's available balance and open bet amounts. It also allows for signing on and off, selecting a game, reviewing and sending bets, reviewing bet history and other information appropriate to interactive wagering.

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

         The Administrative Module is the main management Module in the SportXction(TM) System. It is used to control security, maintain the schedule of future events and maintain the

SportXction(TM) System tables which control the propositions being offered and the business rules to be followed by the SportXction(TM) System. It is through this module that most reports are accessed.

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

         The current version of the SportXction(TM) System has not been modified to include this traditional pre-game wagering capability. However, the Company does not consider such a modification to the software, as it exists, to be of significant difficulty or scope.

         Government Regulation

         United Kingdom

         The Company's indirect, wholly-owned subsidiaries, Brightform Limited ("Brightform") and GIG Operations Limited ("GIG Operations") provide betting services within the United Kingdom and must comply with betting legislation in the United Kingdom. Betting is regulated in the United Kingdom under the Betting Gaming and Lotteries Act 1963 ("the Betting Act") and the Betting and Gaming Duties Act 1981 ("the Duties Act") and associated regulations (all collectively referred to as the "Acts").

         The Betting Act regulates on-course (betting taking place at a licensed track) and off-course betting (telephone, Internet and other betting not undertaken at a licensed track) as well as pool betting in the United Kingdom. The Betting Act deals with, among other things, applications for bookmakers' permits, the conduct of bookmakers and the running of licensed betting premises by bookmakers and/or bookmakers' agents in the United Kingdom. The Duties Act and associated regulations primarily deal with the financial reporting and taxation responsibilities of those involved in the bookmaking and gaming industry.

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

         In order to obtain a bookmakers permit in the United Kingdom an application must be made to the licensing justices of the Betting Licensing Committee at the applicable Magistrates Court (in England and Wales) or the Local Authority Licensing Board in Scotland. The essential tests applied by the licensing justices when considering an application are whether or not the applicant is a fit and proper person to hold a bookmakers' permit, whether they are competent to operate a bookmaking business and whether they have sufficient financial resources to meet the potential liabilities that may arise. Brightform applied for and acquired a bookmakers' permit on April 28, 2003. This permit expires on April 28, 2006 and Brightform will be required to apply to renew this permit. Separately, GIG Operations applied for and acquired a betting agency permit in respect of its customer, ukbetting, on January 20, 2003 and in respect of its customer, Sportingbet, on October 20, 2003, both of which expire on May 31, 2006.

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

         The U.K. government has proposed far-reaching deregulation of the U.K. betting and gaming industry and has recently published the substantive clauses of a draft gambling bill (the "Draft Gambling Bill"). The Draft Gambling Bill in not yet law and not all clauses have been published but they are expected to be published and enacted within the next few years. The Draft Gambling Bill establishes a new body called the Gambling Commission to regulate all forms of gambling in the U.K. The Draft Gambling Bill also provides for new licensing regimes for remote gambling (Internet, interactive television, radio, mobile phone and other remote forms). Assuming the new legislation is enacted, Brightform and GIG Operations may be required to re-apply for new or varied operating licences. None of the activities for which Brightform or GIG Operations are currently licensed are expected to be adversely affected by this proposed legislation.

         Nevada

         Prior to April 2000, ISWI conducted business in the State of Nevada. As such, it was required to obtain a gaming license as an operator of an "inter-casino linked system" ("OILS License") and to register with the Nevada Gaming Commission as a publicly traded corporation. ISWI is not currently operating in Nevada, although it continues to hold its OILS License and is still registered. It is marketing its current System to casinos in Nevada on a limited basis. It may also elect to market its System in Nevada in the future. Any continued marketing efforts are likely to be aimed at licensing the Company's SportXction(TM) System to casinos in order for them to operate a system utilizing the Company's SportXction(TM) System software. The Company has no current plans to re-enter the business of operating a sports wagering system in Nevada. Nevertheless, in order to maintain its OILS License, the Company must continue to comply with Nevada gaming law.

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

         On April 23, 1998, the Nevada Commission granted ISWI an OILS License and registered it as a Registered Corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited ISWI, as a Registered Corporation, from holding a Nevada OILS License. ISWI's OILS License has a number of conditions, all of which were agreed to by the Company, relating to the Company's operations and to the SportXction(TM) System's method of operation and accounting. As a Registered Corporation and a gaming licensee ("Gaming Licensee") the following regulatory requirements apply to the Company:

         o The Company is required to maintain a regulatory compliance committee and periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require.

         o The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability of licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position or sever a relationship with such person. Barry Mindes (Chairman of the Board and Chief Executive Officer), Bernard Albanese (President) and James McDade (Chief Financial Officer) have been approved for licensure.

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

         o Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

         o The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting

                  Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan or recapitalization proposed by the Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's shareholders for the purposes of acquiring control of the Registered Corporation.

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

                              SAFE HARBOR STATEMENT

     Important Factors Regarding Forward Looking Statements and Other Risks

         This Report on Form 10-KSB ("Report"), except for the historical information contained herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements include, without limitation, statements regarding whether wagering using fixed odds betting terminals will be introduced, whether the multi-currency enhancement will be made available in the first quarter of calendar 2004 and whether the multi-language enhancement will be made available in the second quarter of calendar 2004, potential market size for interactive wagering in conjunction with television broadcast and using mobile telephones and the SportXction(TM) System, whether the launch of the agreement with Sky Bet will take place during the first quarter of calendar 2004, whether the launch of the agreement with Stanley Interactive will take place during the first quarter of calendar 2004, whether the Company will add snooker and darts to the range of sports for which the SportXction(TM) System may be used, whether GIG will offer live play-by-play wagering on 800 events during fiscal year 2004, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players to the SportXction(TM) System for sports wagering and sports contests, the length of time that the Company will incur losses and negative cash flow, the length of time the Company's cash resources will last and its ability to meet its cash requirements, the ability of the Company to raise additional financing if required, whether legal or regulatory requirements will inhibit marketing of the products as intended by the Company, the likelihood that the Company's securities will continue to be listed on NASDAQ, whether the Company will enter into agreements with others for use of the SportXction(TM) System, and whether the Company will bring the SportXction(TM) System to market using additional interactive mediums, whether the Company will complete product extensions to the SportXction(TM) System such as a fixed-odds horseracing product and a non-wagering version and the ultimate dilutionary effect that the recent issuance of Debentures and Investor Warrants will have on existing shareholders. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks and factors include, among others, those listed below. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are inherently uncertain and are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                  RISK FACTORS

         Our success is dependant on our ability to market, and the market's acceptance of, a single product. The Company's success will depend primarily on the success of a single product, the SportXction(TM) System, and the ability of the Company and its business partners and customers to market the SportXction(TM) System and develop a significant number of players with interest in wagering or playing contests utilizing the SportXction(TM) System. Previously, ISWI pursued an aggressive marketing and advertising campaign to introduce the SportXction(TM) System to the gaming public in Nevada. Nonetheless, the total number of players who used the SportXction(TM) System in Nevada was limited, and the total amount wagered through the SportXction(TM) System in Nevada was modest, as a result of which ISWI ceased its Nevada operations. To achieve commercial success, the SportXction(TM) System, must be accepted by a significant number of gaming patrons. There can be no assurance that the SportXction(TM) System will be accepted by its intended market. If the SportXction(TM) System does not achieve sufficient market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

         We have a history of losses and the likelihood of our success depends on many factors, including some that are out of our control. Until entering into the License Agreements with GIG, ISWI was in the development stage and generated limited revenues from the SportXction(TM) System. As of September 30, 2003 and September 30, 2002, the Company had cumulative net losses since inception of approximately $7.6 million and $2.0 million, respectively. The Company incurred a net loss of $5.5 million during the year ended September 30, 2003. The $3,350,000 gain on default under the License Agreements during the year ending September 30, 2002 will not recur. As a result of the acquisition of GIG on July 31, 2002, ISWI no longer receives the minimum payments under the License Agreements. Instead, the Company's revenue is now based upon the ability of the Company and its business partners to generate revenue through the SportXction(TM) System. The likelihood of the Company's success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, some of which may be beyond the Company's control. These include, but are not limited to, the ability of the Company to operate its anticipated business; delays in commencement of operation of the SportXction(TM) System by the Company's business partners; the ability of the Company and its business partners to attract a sufficient number of players desirous of utilizing the SportXction(TM) System; unanticipated problems relating to further software enhancement and development; acceptance of the SportXction(TM) System by the wagering public; gaming regulations and gaming taxes (including those in the United States, United Kingdom and other foreign countries); the competitive and regulatory environment in which the Company operates; marketing problems; and additional costs and expenses that may exceed current estimates.

         We anticipate continued losses and negative cash flow, and we can not predict whether or when we will again become profitable. Following the acquisition of GIG, the Company's revenue, expenses and overall profitability have been adversely impacted. By recovering its software license, the Company now acts as the primary operator of the SportXction(TM) System and is entitled to all of the net proceeds generated by its technology, net of any revenue sharing arrangements with the Company's business partners, rather than the fractional share it would have received as a licensor of its technology. The Company does and will continue to, however, incur greater costs, including operating, marketing, and advertising expenses, without the comfort of previous minimum license fees. The Company expects to incur losses and negative cash flow at least for the fiscal year ending September 30, 2004.

         A change in our business plan may result in the need to raise additional financing, which may not be available on terms acceptable to us, if at all. The Company anticipates that its existing resources, including the proceeds of the Company's recent financing, will be adequate to fund its capital and operating requirements through at least the next 18 months based upon the Company's current business plan (see "Management's Discussion and Analysis") and longer, subject to the revenues generated by the SportXction(TM) System. The Company's cash requirements may vary materially from those now planned due to a number of factors, including the extent to which the Company develops the SportXction(TM) System under its own brand, the response of competitors to the SportXction(TM) System and the ability of the Company and its management to satisfy applicable licensing requirements. The Company may need to raise additional capital to fund its future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders. Moreover, raising additional funds in the future may trigger the anti-dilution provisions in the Debentures or Investor Warrants issued in the Company's recent financing, resulting in further dilution to existing shareholders. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to limit its operations significantly.

         If we are forced to repay the Debentures in cash, we may not have enough cash to fund our operations and may not be able to obtain additional financing. The Company's Debentures issued in November 2003 contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash. If such an event occurred and if a holder of the Debentures demanded repayment, the Company might not have the cash resources to repay such indebtedness when due. The Debentures are repayable in 24 equal monthly installments beginning in May 2004 with interest payable quarterly. Subject to certain conditions, the monthly principal payments and the quarterly interest payments on the Debentures may be paid, at the Company's option, in cash or additional shares of Common Stock. If the Company makes these payments in cash rather than additional shares of Common Stock, it would reduce the amount of cash available to fund operations. The Debentures contain restrictions upon incurring additional indebtedness. The existence of debt service obligations and the terms and anti-dilution provisions of the Debentures and Investor Warrants may limit the Company's ability to obtain additional financing on favorable terms, or at all.

            If the investors in our recent financing convert their Debentures or exercise their Investors Warrants, or if we elect to pay principal and interest on the Debentures with shares of our Common Stock, our existing shareholders will be significantly diluted. In addition, sales of substantial amounts of our Common Stock could cause the market price to go down. To the extent that the Debentures are converted and/or the Investor Warrants are exercised, a significantly greater number of shares of our Common Stock will be outstanding and the interests of our existing shareholders will be substantially diluted. If these additional shares are sold into the market, it could decrease the market price of our Common Stock and encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our Common Stock. We cannot predict whether or how many additional shares of our Common Stock will become issuable as a result of these provisions. Additionally, we may elect to make payments of principal of and interest on the Debentures in shares of our Common Stock, which could result in increased downward pressure on our stock price and further dilution to our existing shareholders.

         Our sales and integration cycles with potential business partners are long and unpredictable, and may encounter unanticipated problems. The sales and integration cycles with potential business partners for the Company's SportXction(TM) System are long and unpredictable. Potential business partners typically undertake a lengthy evaluation process. As a result, the Company may not recognize revenue from sales efforts for an extended period of time, if at all. Assuming an agreement is reached, the SportXction(TM) System must then be integrated with the business partner's technical environment. The length of time to complete the integration process may be adversely impacted by a number of factors, including the business partner's system infrastructure, its' strategic priorities and technical resources. Unanticipated problems during the integration process could result in extensive delays in launching the SportXction(TM) System or termination of an agreement, which could materially and adversely affect the Company's business, financial condition and results of operations.

         Our international operations subject us to currency exchange risks. A significant portion of the Company's operations and all of the Company's current sales are in the United Kingdom and denominated in British Pounds. As a result, the Company's operating results may be adversely affected by changes in exchange rates. Given the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results.

         Our business is reliant on obtaining and retaining certain gaming licenses. Sports wagering and wagering over the Internet is highly regulated throughout the world. The inability of the Company to obtain and/or retain any gaming licenses or other approvals that may be required could have a material adverse impact on the Company (see "Government Regulation").

         We face substantial competition in the gaming industry and may not be able keep up with future technological changes. The Company's SportXction(TM) System and the business intended to be operated by the Company competes with other forms of gambling, including, but not limited to, sports wagering as currently conducted world-wide, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, government-sponsored lotteries, on-and off- track betting on horses and dogs, jai alai, offshore cruise ships, riverboats, illegal wagering of all types including that conducted over the Internet, and Native American gaming operations. The gaming industry is also subject to shifting consumer preferences and perceptions. A shift in consumer acceptance or interest in gaming could adversely affect the Company. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company's business or that the Company will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner.

         Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which could result in costly and time-consuming litigation. The Company regards the SportXction(TM) System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company has two United States patents for its proprietary wagering methods and its related computer processing system. Corresponding applications have been filed in certain foreign countries some of which have been issued and some of which are pending. The Company also has a patent pending to use its technology in the trading of financial instruments. No assurance can be given that any of the Company's pending domestic or foreign patent pending applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect its technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

         Our success depends on our ability to attract and retain key personnel. The Company is dependent upon the continued efforts and abilities of its executive officers and other key personnel such as Barry Mindes, the Company's founder, Chairman of the Board and Chief Executive Officer, and Bernard Albanese, a director of the Company and the Company's President. The loss or unavailability of Messrs. Mindes or Albanese for any significant period could have a material adverse effect on the Company's business, financial condition and results of operations. Messrs. Mindes and Albanese have entered into employment agreements with the Company which terminate on December 31, 2003 and June 30, 2005, respectively. No assurance can be given that those agreements will be extended or renewed by the Company or the employees upon expiration of their term and if not extended or renewed, whether individuals with similar backgrounds and experience could be hired to replace them. The Company does not maintain and does not intend to obtain key person life insurance on the life of either Messrs. Mindes or Albanese. The Company's operations will also depend to a great extent on the

Company's ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

         Certain of our executive officers and directors are likely to have the ability to exercise effective control of our Company as they and their affiliates own and control a significant percentage of our outstanding Common Stock. As of December 15, 2003, Barry Mindes, Mindes Family Limited Partnership, of which an entity controlled by Mr. Mindes is general partner, Bernard Albanese and the Marie Albanese Trust, a trust for the benefit of Mr. Albanese's wife, together beneficially own approximately 37% of the outstanding shares of Common Stock (excluding any stock options held by Mr. Albanese which could, in the future, be exercised). As a result of such ownership, such shareholders are likely to have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the shareholders of the Company.

         The market price of our Common Stock may be highly volatile. The market price of securities of many emerging and high technology companies has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company's operating results, announcements by the Company or its competitors concerning technological innovations, new products or systems may have a significant impact on the market price of the Company's securities.

         If we fail to meet NASDAQ SmallCap Market's continued listing requirements, our shares may be delisted, which could reduce the liquidity of our Common Stock, make it more difficult to raise capital and cause an event of default under our Debentures. The trading of the Company's Common Stock on NASDAQ is conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by NASDAQ. To maintain eligibility for trading on the NASDAQ SmallCap Market, the Company will be required to, among other things, (i) maintain shareholders' equity of at least $2,500,000, have a market capitalization of $35 million, or have net income of $500,000 in the most recently completed fiscal year or in two out of the last three most recently completed fiscal years; (ii) maintain a minimum bid price of $1.00 per share; and (iii) adhere to certain corporate governance provisions.

         In two instances in the past, the Company has received correspondence from NASDAQ indicating that it did not meet the requirements for continued listing on the NASDAQ SmallCap Market. In each of those instances, the Company was able to overcome these problems, achieve compliance with the requirements for continued listing and was able to have its Common Stock continue to be listed on the NASDAQ SmallCap Market.

         The effects of delisting include the limited publication of the market prices of the Company's securities and limited news coverage of the Company. Delisting will result in an event of default under the Company's Debentures and the full principal amount together with interest and other amounts owing will immediately become due and payable in cash. Delisting may reduce investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing.

         In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock was delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, the Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction. If the Company's securities were also deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market would be required. The SEC's regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such requirements could severely limit the liquidity of the Company's securities.

         We do not intend to pay cash dividends for the foreseeable future. The Company has not paid any dividends on its outstanding Preferred Stock or Common Stock since its inception and does not intend to pay any dividends to its shareholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

         Certain provisions of our Certificate of Incorporation and Delaware law may have the effect of discouraging, delaying or preventing a change of control that our shareholders may consider favorable. The Company's Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock (of which 60,000 have been designated as Series A Preferred Stock and are outstanding) with such designations, rights and preferences as may be determined from time to time by the Board of Directors (See Item 5. "Recent Sales of Unregistered Securities"). Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.


         Item 2.   Description of Property

         The Company currently leases approximately 2,500 square feet of space in West Paterson, New Jersey under a five year lease which expires on June 30, 2005. Lease payments for this facility, at which all development and administrative functions in the United States are currently conducted, during the fiscal year ended September 30, 2003, were approximately

$36,000. For the fiscal year ending September 30, 2004, lease payments for this facility are expected to also be approximately $36,000. The Company also leases off-site facilities in Nevada for the storage of equipment.

         The Company currently leases approximately 4,400 square feet, in London, England under a seven year lease which expires in March 2009. Lease payments for this facility, at which all development and administrative functions in England are currently conducted, during the year ended September 30, 2003, were approximately $251,000. For the fiscal year ending September 30, 2004, lease payments for this facility are expected to be approximately $244,000. In October, 2003, the Company began subleasing approximately 1,500 square feet of this space to a third party. For the fiscal year ending September 30, 2004, rental income from this sublease is expected to be approximately $78,000.

         Item 3.   Legal Proceedings

         None, as defined.

         Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

                                     PART II

         Item 5. Market for Common Equity and Related Shareholder Matters

         Market Information

         The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low sales prices for shares of the Company's Common Stock. The quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions. The Company's Common Stock is traded on the NASDAQ SmallCap Market.

    Quarter                                      High            Low
    -------                                      -----          ------
    October 1, 2001 to December 31, 2001         $8.24          $3.96
    January 1, 2002 to March 31, 2002             8.20           4.12
    April 1, 2002 to June 30, 2002                5.21           1.25
    July 1, 2002 to September 30, 2002            2.19           1.05
    October 1, 2002 to December 31, 2002          3.00           1.43
    January 1, 2003 to March 31, 2003             4.90           2.11
    April 1, 2003 to June 30, 2003                5.25           3.01
    July 1, 2003 to September 30, 2003            4.54           2.95

         The high and low sales prices on December 15, 2003 were $3.56 and $3.65, respectively.

         Current Holders of Common Stock

         Based upon information supplied to the Company by its transfer agent, there were approximately 50 shareholders of record of the Common Stock on December 15, 2003. The Company believes there are in excess of 1,400 beneficial owners of its Common Stock whose shares are held in "Street Name."

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

         Recent Sales of Unregistered Securities

         On November 24, 2003, ISWI entered into a Securities Purchase Agreement with certain institutional investors (the "Investors"), under which ISWI issued and sold to the Investors in a private placement (i) $2.6 million of aggregate principal amount of 7.5% convertible Debentures due April 1, 2006, (ii) 390,390 shares of Common Stock priced at $3.33 per share, which share price is equal to 80% of the daily volume weighted average price of the Common Stock on the NASDAQ SmallCap Market as reported by Bloomberg Financial L.P. (the "VWAP") during the ten day period prior to November 21, 2003 (the "Closing Price"), and (iii) the Investor Warrants to purchase 281,250 shares of Common Stock at an exercise price of $4.58 per share, which share price is equal to 110% of the Closing Price and which are exercisable until November 24, 2008. Net proceeds from the private placement, after estimated costs and expenses, were approximately $3.5 million and will provide additional working capital to the Company.

         The Debentures are initially convertible into shares of Common Stock at a price of $4.58 per share, which share price is equal to 110% of the Closing Price. ISWI may require that the holders of the Debentures convert their outstanding Debentures into Common Stock under specified circumstances. The principal amount of the Debentures is repayable at the rate of $108,333 per month, commencing on May 1, 2004 and may be paid, at the Company's option, in cash or, subject to certain conditions, additional shares of Common Stock, valued at 90% of the VWAP during the 20 day period prior to the applicable payment. Interest on the Debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may be paid, at the Company's option, in cash or, subject to certain conditions, additional shares of Common Stock, valued at 90% of the VWAP during the 20 day period prior to the applicable payment (except for the interest payments due on January 1, 2004 and April 1, 2004, which are valued at 80% the VWAP during the 20-day period prior to the applicable payment). The conversion price of the Debentures and the exercise price of the Investor Warrants are subject to adjustment under certain circumstances.

         The total number of shares of Common Stock that may be issued by the Company in connection with this financing is dependent upon, among other things, whether the Debentures are converted or the Investor Warrants are exercised, whether the principal and/or interest on the Debentures is paid in cash or Common Stock and the market price of the Common Stock used in calculating any such payments, and whether or not the adjustment (anti-dilution) provisions of the Debentures and/or Investor Warrants come into effect.

         In connection with the private placement, the Company also entered into a Registration Rights Agreement with the Investors pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission by January 6, 2004 a registration statement covering the resale of the Common Stock issued to the Investors, Common Stock that is issuable upon conversion of the Debentures and/or exercise of the Investor Warrants, and/or issuable in payment of principal and interest on the Debentures.

         A finder in connection with the private placement received a cash fee and warrants to purchase an aggregate of 95,808 shares of Common Stock at an exercise price of $5.06 per share. The finder is also entitled to additional cash compensation and warrants under certain circumstances.

         In August, 2003, the Company issued a warrant to purchase 100,000 shares of its Common Stock to a consultant. The warrant is exercisable at a price of $4.00 per share commencing on March 1, 2004 and expires on August 20, 2008.

         The ISWI securities issued to the Investors, the finder and the consultant were issued in reliance upon an exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act") and the regulations issued thereunder. All Investors and the finder represented to ISWI that they were "accredited investors" within the meaning of the Act.

         In connection with the execution of the License Agreements with GIG, the Company issued to GIG a warrant to purchase 426,087 shares of the Company's Common Stock at an exercise price of $4.38 per share (the "GIG Warrant"). The GIG Warrant became exercisable on September 18, 2001 (18 months after issuance) and was to remain exercisable through March 16, 2005. The GIG Warrant was non-transferable other than to affiliates of GIG. The shares of Common Stock issuable upon exercise of the GIG Warrant were registered on the Company's Registration Statement on Form S-3 that was declared effective on May 5, 2000. As a result of the breach of the License Agreements by GIG, the GIG warrants became non-exercisable. In connection with the GIG acquisition, two GIG shareholders received warrants; MultiSport Games Development Inc. ("MultiSport") received 115,043 warrants and Peter Sprogis received 42,609 warrants. Those warrants have an exercise price of $4.38 per share and expire on March 16, 2005. The remaining 268,435 GIG warrants were cancelled on November 26, 2002.

         The Company's Certificate of Incorporation authorizes the issuance of 2,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock to MultiSport. Each share of Preferred Stock has one vote, no liquidation preferences, is entitled to a 6% non-cumulative dividend, if and when declared by the Board of Directors, is convertible into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into Common Stock. The Company issued the Series A Preferred Stock and consented to the transfers of the GIG Warrants to the two former GIG shareholders in reliance upon an exemption under the Act provided by Section 4(2) thereof and regulations thereunder. Both Mr. Sprogis and MultiSport represented to the Company, among other things, that they were "accredited investors" within the meaning of the Act.

         Item 6.   Management's Discussion and Analysis

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

         Overview

         In March 2000, ISWI became a licensor of interactive gaming software through the signing of License Agreements (the "License Agreements") with Global Interactive Gaming ("GIG"). The License Agreements provided, among other things, for the payment of minimum royalties on a quarterly basis and provided that the minimum due to ISWI for the forthcoming 12 month period would be held in a third party escrow account ("Escrow Account"). During the year ended September 30, 2002 ("Fiscal 2002"), ISWI's revenues solely represented minimum fees received pursuant to the terms of the License Agreements. ISWI's efforts between early 2000 and 2002 focused on enhancing the SportXction(TM) System for use by GIG. GIG's majority shareholder was Prisma iVentures Ltd., a subsidiary of The Kirch Group, a German media conglomerate. As a result of Kirch Media's insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group, ceased providing funding for GIG. Subsequent to the acquisition, the License Agreement was modified and no longer provides an exclusive license to GIG or guaranteed annual minimums. On July 31, 2002, ISWI acquired all of the outstanding share capital of GIG (see "Acquisition of GIG"). As a result of the acquisition of GIG, ISWI ceased receiving any further minimum royalties and began generating revenues based upon use of the SportXction(TM) System, from service charges from existing agreements and by entering into additional agreements. GIG's results of operations from the date of acquisition of July 31, 2002 are included in ISWI's consolidated statements of operations for Fiscal 2002 and for the year ended September 30, 2003 ("Fiscal 2003"), respectively.

         Critical Accounting Policies and Estimates

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

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During the years ended September 30, 2003 and 2002, the Company capitalized software development costs of $427,000 and $423,000, respectively, relating to certain enhancements to its SportXction(TM) product. Amortization of capitalized amounts commenced during the quarter ending December, 2002 with the enhanced product's availability for general release to its first customer. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $161,000 for the year ended September 30, 2003.

         At each balance sheet date, the Company compares unamortized capitalized software costs to net realizable value on a project-by-project basis and writes off any excess of the unamortized cost over the net realizable value. The net realizable value is the estimated future gross revenues for that product or product enhancement reduced by the estimated future costs of completing and disposing of that product or product enhancement, including the costs of performing maintenance and support. Certain software purchased by GIG prior to its acquisition by ISWI has not been put into commercial use and based upon the Company's current and anticipated customer base, it appears unlikely that it will be put into such use. As a result, during the fourth quarter of fiscal 2003, the Company wrote-off $566,000 representing the purchase price allocated to this software in connection with the acquisition of GIG.

         See Note 2 to the Company's Financial Statements for a full discussion of the Company's critical accounting policies and estimates.

         Results of Operations

         Net revenues for Fiscal 2003 were $14,000, as compared to $4,314,000 during Fiscal 2002. The decrease in Fiscal 2003 is attributable to the discontinuation of the minimum royalties due to GIG's default under the License Agreements and the eventual acquisition of GIG on July 31, 2002. Currently, the Company's SportXction(TM) system is in "live" operation with its business partners, ukbetting plc ("ukbetting") and Sportingbet plc ("Sportingbet"). The revenues generated during Fiscal 2003 were limited by a number of factors, including the number of events covered, the introduction of new sports and the level of promotion by our partners. The Company expects an insignificant level of revenues during the quarter ending December 31, 2003, with increasing amounts projected in future quarters as it launches the SportXction(TM) System on BSkyB's digital television platform and gains new partners.

         Cost of revenues, research and development expense for Fiscal 2003 were $1,303,000, as compared to $735,000 during Fiscal 2002. The increase in Fiscal 2003 was primarily due to higher programming and development costs as a result of the acquisition of GIG, costs incurred to operate betting events and amortization of capitalized development costs.

         General and administrative expenses during Fiscal 2003 were $3,868,000, as compared to $2,355,000 during Fiscal 2002. The increase in Fiscal 2003 was primarily due to an increased cost base as a result of the acquisition of GIG, increased employee salary and benefit expenses and a non-cash charge associated with the granting of a warrant for consulting services partially offset by lower professional fees.

         Upon consummation of the acquisition of all of the outstanding share capital of GIG, the $3.1 million remaining in the Escrow Account was released to ISWI and GIG. As a result of the default under the License Agreements by GIG and the resultant acquisition of GIG, ISWI recognized a gain of $3,350,000 during Fiscal 2002 representing the remaining funds in the Escrow Account as well as the balance of deferred revenue at July 31, 2002 of $250,000.

         As described above in Critical Accounting Policies and Estimates, during the fourth quarter of Fiscal 2003, the Company wrote-off $566,000 related to certain software purchased by GIG prior to its acquisition by ISWI which represented the purchase price allocated to this software in connection with the acquisition of GIG.

          Interest income during Fiscal 2003 was $146,000, as compared to $117,000 during Fiscal 2002. The increase in Fiscal 2003 was due to a higher cash balance.

         Income tax expense of $2,737,000 during Fiscal 2002 principally represented the utilization of a portion of the Company's net operating loss carryforwards and deductible temporary differences for which the tax benefit had been previously recognized.

         Net loss and net loss per share (basic) for Fiscal 2003 were $5,577,000 and $0.63, respectively, as compared to net income and net income per share (basic) of $1,954,000 and $0.22, respectively, during Fiscal 2002. The decrease is the result of lower revenues and higher costs (as described above).

         Liquidity and Capital Resources

         As of September 30, 2003, the Company had liquid resources totaling $4,317,000. These include cash and cash equivalents in the amount of $4,127,000 and investments in the amount of $190,000. Investments are limited to investment grade marketable securities with maturities of less than 12 months.

         The Company's operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2004. The Company anticipates that its existing resources including those generated by its recent financing (see "Recent Developments" below) will be adequate to fund its capital and operating requirements through at least the next 18 months based upon the Company's current business plan, and longer, subject to the revenues generated by the SportXction(TM) System. The Company believes that this is a sufficient period of time to allow the Company to establish a successful enterprise in the intended market.

         The Company expects the agreements with its current business partners to produce revenues in the year ending September 30, 2004. The Company is currently in discussions with several additional bookmakers, interactive television and mobile phone companies to provide services. There is no assurance however, that the System will be launched as planned with additional business partners or accepted by potential users. In addition, there is no assurance that any additional agreements will be signed. If these agreements do not produce revenue as planned, it may be necessary for the Company to seek additional funding, or reduce its expenses by limiting or curtailing its efforts in the United Kingdom, or both.

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

         Acquisition of GIG

         On July 31, 2002, ISWI acquired all of the outstanding share capital of GIG, an interactive gaming service provider to licensed bookmakers and ISWI's worldwide licensee of the SportXction(TM) software for $1,092,000 including professional fees and acquisition costs of $536,000. The purchase price paid to GIG's shareholders consisted of $365,000 in cash, 60,000 shares of a new class of Series A Preferred Stock (convertible until July 31, 2009 into ISWI Common Stock at $15 per share on a cashless basis) valued at $64,000 and warrants to acquire 157,652 shares of ISWI's Common Stock (exercisable at $4.38 per share which expire on March 16, 2005) valued at $127,000.

         As GIG was a development stage company and had not commenced planned principal operations, the acquisition was accounted for as an acquisition of assets and not a business combination. The total purchase consideration was allocated to the tangible and intangible assets and liabilities as follows:

                                                        $(000s)
Cash                                                      $44
VAT tax receivable                                      1,073
Other current assets                                      428
Property and equipment                                    257
Capitalized software costs                                566
Accounts payable                                         (780)
Accrued expenses                                         (496)
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

         GIG's results of operations from August 1, 2002 to September 30, 2002 and from October 1, 2002 to September 2003 are included in ISWI's statement of operations for Fiscal 2002 and Fiscal 2003, respectively.

         Recent Developments

         On November 24, 2003, the Company entered into a financing agreement relating to a $3.9 million private placement with institutional investors consisting of $2.6 million of

Debentures and $1.3 million of Common Stock. The investors also received Investor Warrants to purchase 281,250 shares of the Common Stock. Net proceeds from the financing after estimated costs and expenses were approximately $3.5 million.

         The 7.5% convertible Debentures are due April 2006 and are convertible into shares of Common Stock at $4.58 per share, a 10% premium over the recent market price (the "Closing Price"). The Debentures are repayable in 24 equal monthly installments beginning in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, ISWI has the right to force conversion of all or a portion of the Debentures into Common Stock. The Company also issued to the investors, 390,390 shares of Common Stock at $3.33 per share, a 20% discount from the Closing Price. The Investor Warrants have a term of five years and are exercisable at $4.58 per share, a 10% premium over the Closing Price (see "Recent Sales of Unregistered Securities" for a more detailed description of the financing).

         Outlook

         The Company believes that its long term business outlook is optimistic. By recovering its software license through the acquisition of GIG, the Company is currently the primary operator of its SportXction(TM) System and is entitled to all of the revenues generated by its technology, net of any revenue sharing arrangements with the distributor of the technology to the end users, versus the fractional share it would have received as licensor. However, without the financial stability of the minimum license payments, and the greater costs associated with the GIG acquisition, it is imperative that the Company launches its agreements which are not yet "live" as well as form additional strategic partnerships which generate meaningful revenue. The Company expects its signed agreements will generate an insignificant amount of revenue during the quarter ending December 31, 2003, with increasing amounts in future quarters as the SportXction(TM) System is launched with BSkyB and the number of users grow. The Company expects to incur losses and negative cash flow for the year ended September 30, 2004.

         Item 7.   Financial Statements

         See Page F-1

         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

         Item 8A. Controls and Procedures

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

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    Part III

         The Company hereby incorporates by reference into this Part III, its definitive proxy statement to be filed on or prior to January 28, 2004. If the definitive proxy statement is not filed on or before January 28, 2004, the information called for by this Part III will be filed as an amendment to this Report on or prior to January 28, 2004.

Item 13.  Exhibits and Reports on Form 8-K

(a)           Exhibits

         The following exhibits are filed herewith:

         2.1 Stock Purchase Agreement, dated as of July 3, 2002, between Prisma iVentures Ltd. and ISW Acquisition Co., LLC. (1)

         2.2 Stock Purchase Agreement, dated as of July 30, 2002, between Global Interactive Gaming Ltd., MultiSport Games Development Inc., Peter G. Sprogis, ISW Acquisition Co., LLC and Interactive Systems Worldwide Inc. (with respect only to certain Sections). (1)

         3.1      Certificate of Incorporation of the Company. (2)

         3.1(a) Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company. (2)

         3.1(b) Amendment, dated February 28, 2001, to Certificate of Incorporation of the Company. (3)

         3.2      By-Laws of the Company. (2)

         4.1 Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Series A Preferred Stock and Qualifications, Limitations and Restrictions Thereof, dated July 31, 2002. (1)

         4.2 Warrant to Purchase of 115,043 Shares of Common Stock, par value $.001 per share, of Interactive Systems Worldwide Inc., dated as of July 31, 2002, issued to MultiSport Games Development, Inc. (4)

         4.3 Warrant to Purchase of 42,609 Shares of Common Stock, par value $.001 per share, of Interactive Systems Worldwide Inc., dated as of July 31, 2002, issued to Peter Sprogis. (5)

         4.6 Form of 7.5% Convertible Debenture due April 1, 2006 issued to the Investors. (6)

         4.7      Form of Common Stock Purchase Warrant issued to the Investors.
                  (7)

         4.8      Form of Warrant issued to the finder. (8)

         10.1 Letter to Citibank, N.A., dated as of July 31, 2002 terminating Escrow Agreement and Directing Release of Funds from Escrow. (9)

         10.2 Letter Agreement, dated as of July 29, 2002, between Global Interactive Gaming Ltd. and KirchSport Limited. (9)

         10.3(a) Employment Agreement between the Company and Barry Mindes, dated as of March 17, 2000. (10)

         10.3(b) Amendment No. 1 to Employment Agreement between the Company and Barry Mindes, dated as of December 20, 2002.*

         10.4(a) Employment Agreement between the Company and Bernard Albanese, dated as of March 17, 2000. (11)

         10.4(b) Amendment No. 1 to Employment Agreement between the Company and Bernard Albanese, dated as of May 1, 2003. (12)

         10.5     Form of Proprietary Information, Inventions and
                  Non-Solicitation Agreement. (13)

         10.6 Form of Indemnification Agreement entered into between the Company and its directors and executive officers. (14)

         10.7     1995 Stock Option Plan, as amended January 7, 1999. (15)

         10.8     1996 Stock Option Plan, as amended January 2, 2003.*

         10.9     Form of Incentive Stock Option Agreement. (16)

         10.10    Form of Non-Qualified Stock Option Agreement. (17)

         10.11(a) License Agreement dated as of March 17, 2000 by and among the Company and Global Interactive Gaming Limited (formerly Global Interactive Gaming AG). (18)

         10.11(b) First Amendment to the License Agreement, dated as of July 1,
                  2003, by and among the Company and Global Interactive Gaming Limited (formerly known as Global Interactive Gaming AG).*

         10.12    Securities Purchase Agreement dated as of November 24, 2003.
                  (19)

         10.13    Registration Rights Agreement dated as of November 24, 2003.
                  (20)

         10.14 Agreement, dated as of September 5, 2003, by and between the Company and Brandon Ross.*

         23.1     Consent of Eisner LLP.*

         24.1     Power of Attorney (Included on signature page hereto).

         31.01 Certification of Barry Mindes, Chairman and Chief Executive Officer of Interactive Systems Worldwide Inc., pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.02 Certification of James McDade, Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.01 Certification of Barry Mindes, Chairman and Chief Executive Officer of Interactive Systems Worldwide Inc., pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
                  Code).*

         32.02 Certification of James McDade, Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
                  Section 1350, Chapter 63 of Title 18, United States Code).*

--------------------

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

(3) Incorporated by reference to the Exhibit with the corresponding number contained in the Company's Current Report on Form 8-K dated February 28, 2001

(4) Incorporated by reference to Exhibit 4.3 contained in the Company's Current Report on Form 8-K dated August 15, 2002.

(5) Incorporated by reference to Exhibit 4.4 contained in the Company's Current Report on Form 8-K dated August 15, 2002.

(6) Incorporated by reference to Exhibit 4.1 contained in the Company's Current Report on Form 8-K dated November 24, 2003

(7) Incorporated by reference to Exhibit 4.2 contained in the Company's Current Report on Form 8-K dated November 24, 2003

(8) Incorporated by reference to Exhibit 4.3 contained in the Company's Current Report on Form 8-K dated November 24, 2003

(9) Incorporated by reference to the Exhibit with the corresponding number contained in the Company's Current Report on Form 8-K dated August 15, 2002.

(10) Incorporated by reference to Exhibit 10.1(c) contained in the Company's Annual Report on Form 10-KSB dated December 22, 2000

(11) Incorporated by reference to Exhibit 10.2(b) contained in the Company's Annual Report on Form 10-KSB dated December 22, 2000

(12) Incorporated by reference to Exhibit 10.01 contained in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 dated August 14, 2003

(13) Incorporated by reference to Exhibit 10.3 contained in the Company's Registration Statement on Form SB-2 (Reg. No. 333-15005) which was declared effective by the Securities and Exchange Commission on December 11, 1996.

(14) Incorporated by reference to Exhibit 10.10 contained in the Company's Registration Statement on Form SB-2 (Reg. No. 333-15005) which was declared effective by the Securities and Exchange Commission on December 11, 1996.

(15) Incorporated by reference to Exhibit 10.11 contained in the Company's Annual Report on Form 10-KSB dated December 22, 2000

(16) Incorporated by reference to Exhibit 4.3 contained in the Company's Registration Statement on Form S-8 (Reg. No. 333-41847) which was declared effective by the Securities and Exchange Commission on December 10, 1997.

(17) Incorporated by reference to Exhibit 4.4 contained in the Company's Registration Statement on Form S-8 (Reg. No. 333-41847) which was declared effective by the Securities and Exchange Commission on December 10, 1997.

(18) Incorporated by reference to Exhibit 10.15 contained in the Company's Current Report on Form 8-K dated March 23, 2000

(19) Incorporated by reference to Exhibit 10.1 contained in the Company's Current Report on Form 8-K dated November 24, 2003

(20) Incorporated by reference to Exhibit 10.2 contained in the Company's Current Report on Form 8-K dated November 24, 2003

*        Filed herewith



(b)      Reports on Form 8-K


The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

         Current Report on Form 8-K filed on August 18, 2002

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERACTIVE SYSTEMS WORLDWIDE INC.


                                      By:/s/ Barry Mindes
                                         -------------------------------------
                                      Barry Mindes, Chairman of the Board
                                      and Chief Executive Officer

                                      (Principal Executive Officer)


                                      December 24, 2003

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


Signature                       Title                                  Date

      /s/ Barry Mindes          Chairman of the Board and Director
-----------------------------   (Principal Executive Officer)          December 24, 2003
        Barry Mindes


    /s/ Bernard Albanese        President and Director                 December 24, 2003
-----------------------------
      Bernard Albanese


      /s/ James McDade          Chief Financial Officer
-----------------------------   (Principal Financial and               December 24, 2003
        James McDade            Accounting Officer)


   /s/ Fredric Kupersmith       Director                               December 24, 2003
-----------------------------
     Fredric Kupersmith


     /s/ Janet Mandelker        Director                               December 24, 2003
-----------------------------
       Janet Mandelker


     /s/ Harold Rapaport        Director                               December 24, 2003
-----------------------------
       Harold Rapaport


               Interactive Systems Worldwide Inc. and Subsidiaries
                   Index to Consolidated Financial Statements

                                                                           Page

     Independent Auditors' Report                                          F-2

     Consolidated Balance Sheets as of September 30, 2003 and 2002         F-3

     Consolidated Statements of Operations for the years ended
     September 30, 2003 and 2002                                           F-4

     Consolidated Statements of Stockholders' Equity for the years
     ended September 30, 2003 and 2002                                     F-5

     Consolidated Statements of Cash Flows for the years ended
     September 30, 2003 and 2002                                           F-6

     Notes to Consolidated Financial Statements                            F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Interactive Systems Worldwide Inc.

We have audited the accompanying consolidated balance sheets of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ EISNER LLP

New York, New York
November 7, 2003

      Part I:  Financial Information

Item 1.  Financial Statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2003 and 2002

                    (Amounts in thousands except share data)


                                                                    2003        2002
                                                                  --------    --------

Current assets:
   Cash and cash equivalents                                      $  4,127    $  4,753
   Accounts receivable                                                   9          --
   Investments in marketable securities                                190       3,183
   Other receivables                                                    19       1,108
   Prepaid expenses and other current assets                           153         136
                                                                  --------    --------
       Total current assets                                          4,498       9,180

   Property and equipment, net                                         233         314
   Investments in marketable securities, non current portion            --         190
   Capitalized software, net of accumulated
     amortization of $161,000 in 2003                                  807       1,110
   Other assets                                                        306         302
                                                                  --------    --------
                 Total assets                                     $  5,844    $ 11,096
                                                                  ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                               $    308    $    387
   Accrued expenses                                                    555         439
                                                                  --------    --------
       Total current liabilities                                       863         826
                                                                  --------    --------

Stockholders' Equity:
   Preferred stock, par value $.001 per share;
       2,000,000 shares authorized, 60,000 Series A outstanding         --          --
   Common stock par value $.001 per share;
       20,000,000 shares authorized;
       9,177,545 and 9,143,545 issued, respectively                      9           9
   Additional paid-in capital                                       13,036      12,749
   Treasury stock, at cost, 242,000 common shares                     (441)       (441)
   Accumulated other comprehensive loss                                 (2)         (3)
   Accumulated deficit                                              (7,621)     (2,044)
                                                                  --------    --------
             Total stockholders' equity                              4,981      10,270
                                                                  --------    --------
                 Total liabilities and
                     stockholders' equity                         $  5,844    $ 11,096
                                                                  ========    ========


See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                      Consolidated Statements of Operations

             (Amounts in thousands except share and per share data)

                                                           Years Ended
                                                          September 30,
                                                    --------------------------
                                                        2003           2002
                                                    -----------    -----------

Revenues, net                                       $        14    $     4,314
                                                    -----------    -----------

Costs and expenses:
   Cost of revenues, research
     and development expense                              1,303            735

   General and
     administrative expense                               3,868          2,355
                                                    -----------    -----------
                                                          5,171          3,090
                                                    -----------    -----------

        Operating (loss) income                          (5,157)         1,224

Gain related to licensee default under agreements            --          3,350
Loss due to impairment of software                         (566)            --
Interest income                                             146            117
                                                    -----------    -----------

        (Loss) income before income taxes                (5,577)         4,691

Provision for income taxes                                   --          2,737
                                                    -----------    -----------

        Net (loss) income                           $    (5,577)   $     1,954
                                                    ===========    ===========

Net (loss) income per
   common share- basic                              $     (0.63)   $      0.22
                                                    ===========    ===========

Weighted average basic
  common shares outstanding                           8,914,718      8,897,297
                                                    ===========    ===========

Net (loss) income per
   common share- diluted                            $     (0.63)   $      0.20
                                                    ===========    ===========

Weighted average diluted
   common shares outstanding                          8,914,718      9,771,161
                                                    ===========    ===========



See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     Years Ended September 30, 2003 and 2002

                    (Amounts in thousands except share data)

                                                                                            Accumulated
                                    Common Stock         Additional              Deferred      Other
                                  ---------------------   Paid-In     Treasury   Expense,  Comprehensive  Accumulated
                                   Shares     Amount      Capital      Stock       net         Loss        Deficit    Total
                                  ---------------------------------------------------------------------------------------------
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
                                                                                                                      ---------

Issuance of common
   stock through exercise of
   options (including tax
   benefit
   of $56,000)                        28,500       --         80          --          --         --           --             80

Issuance of 60,000
    shares of Series A
    preferred stock
    and warrants in
    connection with
    acquisition of GIG                    --       --        191          --          --         --           --            191

Options granted to third party            --       --          4          --          --         --           --              4

Amortization and write-off of
   GIG warrant                            --       --       (879)         --       1,291         --           --            412

Issuance of common stock through
   exercise of bridge warrants        12,213       --         27          --          --         --           --             27
                                  ---------------------------------------------------------------------------------------------

Balance at
  September 30, 2002               9,143,545        9     12,749        (441)         --         (3)      (2,044)        10,270

Net loss                                  --       --         --          --          --         --       (5,577)        (5,577)

Foreign currency
     translation gain                     --       --         --          --          --          1           --              1
                                                                                                                      ---------
Comprehensive loss                                                                                                       (5,576)
                                                                                                                      ---------

Issuance of common stock
through exercise of options           34,000       --         35          --          --         --           --             35


Modification of employee
  stock option                            --       --         23          --          --         --           --             23

Issuance of warrant to
  purchase common stock                   --       --        229          --          --         --           --            229

                                  ---------------------------------------------------------------------------------------------
Balance at
   September 30, 2003              9,177,545  $     9  $  13,036   $    (441)       $ --   $     (2)   $  (7,621)     $   4,981
                                  =============================================================================================


See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                                    Years Ended
                                                                                    September 30,
                                                                                 ------------------
                                                                                  2003        2002
                                                                                 -------    -------
Cash flows from operating activities:
  Net (loss) income                                                              $(5,577)   $ 1,954
Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                                                    260         48
    Non-cash warrant and option charge                                               252        416
    Loss due to impairment of software                                               566         --
    Provision for doubtful accounts                                                   --        300
    Deferred income tax provision                                                     --      2,737
Changes in assets and liabilities, net of effects of GIG acquisition:
  Accounts receivable                                                                 (9)       300
  Other receivables                                                                1,089        (26)
  Prepaid expenses and other current assets                                          (17)        32
  Other assets                                                                        (4)        (4)
  Accounts payable                                                                   (79)      (433)
  Deferred revenue                                                                    --       (625)
  Accrued expenses                                                                   116       (361)
                                                                                 -------    -------
         Net cash (used in) provided by operating activities                      (3,403)     4,338
                                                                                 -------    -------

Cash flows from investing activities:
  Purchase of investments                                                             --     (6,038)
  Proceeds from sales of investments                                               3,183      3,614
  Net cash paid in connection with acquisition of GIG, including related costs        --       (857)
  Purchase of property and equipment                                                 (19)       (45)
  Capitalized software                                                              (427)      (423)
                                                                                 -------    -------
         Net cash provided by (used in) investing activities                       2,737     (3,749)
                                                                                 -------    -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                          35         51
                                                                                 -------    -------
         Net cash provided by financing activities                                    35         51
                                                                                 -------    -------

Net (decrease) increase in cash and cash equivalents                                (631)       640
Effect of exchange rate on cash                                                        5         (3)
Cash and cash equivalents, beginning of year                                       4,753      4,116
                                                                                 -------    -------
Cash and cash equivalents, end of year                                           $ 4,127    $ 4,753
                                                                                 =======    =======

Non-cash investing and financing activity:
     Issuance of preferred stock and warrants                                    $    --    $   191
     Assumption of liabilities                                                   $    --    $ 1,276


See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(1) Description of Business

         Interactive Systems Worldwide Inc. ("ISWI") developed an interactive, client/server based computer system for purposes of wagering on sporting events. On March 17, 2000, ISWI entered into License Agreements (the "Agreements") with a United Kingdom company, Global Interactive Gaming Limited, and its subsidiary (collectively "GIG"). Pursuant to the Agreements, ISWI granted GIG exclusive licenses to use ISWI's interactive SportXction(TM) software, technology and patents on the Internet and interactive television, in all business activities in which such technology is legally usable, including contests and wagering on sporting events world-wide.

         The Agreements provided that ISWI would be paid 25% of the gross profit, less direct expenses (such as credit card fees, prizes and taxes), for the use of its technology for contests and other non-wagering transactions. For wagering, ISWI would be paid the lesser of 25% of the gross profit or 1% of the gross handle, also less direct expenses. These percentage fees were subject to guaranteed minimum annual license fees, payable quarterly. The minimum in the first year was $3 million, increasing to $5 million in the second year, $6 million in the third year, and continuing to increase by 20% per year thereafter during the 14-year term, after which the licenses were to be fully paid. At all times the minimum license fee for the next four quarters was to be kept in a third party escrow account. Since the inception of the Agreements, ISWI was paid at the minimum rates because GIG had not commenced commercial use of the software.

         GIG's majority shareholder was Prisma iVentures Ltd., a United Kingdom company and subsidiary of The Kirch Group, a German media conglomerate. As a result of Kirch Media's insolvency filing in Germany in April 2002, The Kirch Group ceased providing funding for GIG. On May 15, 2002, GIG failed to make the required payment into the escrow account thus defaulting under the Agreements. In order to enable GIG to continue its operations following the cessation of funding from The Kirch Group, in May and July 2002, ISWI relinquished a total of $1.6 million to GIG from the escrow account that had been set up under the Agreements. On July 31, 2002, ISWI acquired all of the outstanding share capital of GIG which was a development stage company (see Note 3). Subsequent thereto, ISWI's activities through GIG consist of generating revenue by providing interactive gaming services using the SportXction(TM) System to business partners such as licensed bookmakers and others located in the United Kingdom.


         Consolidated Financial Statements:

         The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and, from the date of acquisition of July 31, 2002, its wholly owned subsidiaries, ISW Acquisition Co., LLC, and Global Interactive Gaming Limited and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002


(2) Summary of Significant Accounting Policies

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

         Investments:

         Investments at September 30, 2003 and 2002 consist of debt securities issued by the Federal government and corporate entities and certificates of deposit. Investments at September 30, 2003, are scheduled to mature in October 2003. All of the Company's debt securities are classified as available-for-sale and their fair value approximates cost. Available-for-sale securities are recorded at fair value with any unrealized holding gains and losses recorded as a component of other comprehensive income within stockholders' equity.


         Software Development Costs:

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. During the years ended September 30, 2003 and 2002, the Company capitalized software development costs relating to certain enhancements to its SportXction(TM) product. Amortization of capitalized amounts commenced during the quarter ending December, 2002 with the enhanced product's availability for general release to its first customer. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of 3 years, amounted to $161,000 for the year ended September 30, 2003.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(2) Summary of Significant Accounting Policies (continued)

         At each balance sheet date, the Company compares unamortized capitalized software costs to net realizable value on a project-by-project basis and writes off any excess of the unamortized cost over the net realizable value. Certain software purchased by GIG prior to its acquisition by ISWI has not been put into commercial use and based upon the Company's current and anticipated customer base, it appears unlikely that it will be put into such use. As a result, during the fourth quarter of fiscal 2003, the Company wrote-off $566,000 representing the purchase price allocated to this software in connection with the acquisition of GIG.

         Revenue Recognition:

         The Company's revenue during the year ended September 30, 2002 consisted of license fees received under its Agreements with GIG which are no longer being received as a result of the insolvency filing of GIG's major shareholder and the resultant discontinuance of funding provided to GIG (see
Note 1). The Company's revenue during the year ended September 30, 2003 consisted of license fees and service charges from service agreements with bookmakers located in the United Kingdom.

         The Company recognized revenue under its Agreements with GIG based upon the guaranteed annual minimum amounts due under the Agreements as GIG had not commenced commercial use of the software. The Company recognized revenue for each year's guaranteed minimum annual license fee, as reduced in 2002 for escrow funds returned to GIG (see Note 1), on a straight-line basis over the respective contract year. The Company received payments of the minimum amounts at predetermined dates as stipulated in the Agreements. Accordingly, collections received in advance of recognizing revenue were recorded as deferred revenue on the balance sheet. The Company recognizes revenue from its current service agreements as it is earned based on a percentage share of the wagering revenue.

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

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

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

         Impairment of Long-Lived Assets and Long-Lived Assets to Be
Disposed Of:

         Long-lived assets and identifiable intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         Accounting for Stock Based Compensation:

         The Company accounts for its stock-based compensation to employees in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Except for compensation expense related to the modification of an employee stock option in 2003, no stock-based employee compensation cost was reflected in 2003 and 2002 net (loss) income, as all options granted under the Company's stock option plans described in Note 6 had an exercise price equal to the market value of the underlying common stock on the date of grant. The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(2) Summary of Significant Accounting Policies (continued)

         The following tabulation illustrates such pro forma effects:

(Amounts in thousands except per share data)

                                                           2003          2002
                                                         ---------      ------

Net (loss) income - as reported                            ($5,577)     $1,954
Total stock-based employee compensation expense
   determined under fair value based method,
    net of related tax effects                                 206         164
                                                         ---------      ------
Net (loss) income - pro forma                              ($5,783)     $1,790
                                                         =========      ======

Net (loss) income per share basic - as reported             ($0.63)     $ 0.22
Net (loss) income per share basic - pro forma                (0.65)       0.20

Net (loss) income per share diluted - as reported            (0.63)       0.20
Net (loss) income per share diluted - pro forma              (0.65)       0.18

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for both periods), risk free interest rates of 3.71% and 4.17% in 2003 and 2002, respectively, expected volatility of 89% and 100% in 2003 and 2002, respectively, and an expected life of 7 years (for both periods). The weighted average fair value of options granted in 2003 and 2002 was $1.82 and $1.71, respectively.

         The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that performance is complete.

         Basic and Diluted Net (Loss) Income per Common Share:

         Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per share for fiscal 2002 is computed by adjusting weighted average outstanding shares for the dilutive effect of the assumed exercise of outstanding options and warrants utilizing the treasury stock method and the assumed conversion of preferred stock. In computing diluted net loss per share for fiscal 2003, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock is anti-dilutive (see
Note 10).

         Comprehensive Income (Loss):

         Comprehensive income (loss) consists of net income (loss) adjusted for the results of certain stockholders' equity changes not reflected in net income
(loss) such as net unrealized gains (losses) on available-for-sale securities and the gain or loss on foreign currency translation.

               Interactive Systems Worldwide Inc. and Subsidiaries
                          Notes To Financial Statements
                           September 30, 2003 and 2002

(2) Summary of Significant Accounting Policies (continued)

         Foreign Currency Translation

         The functional currency of GIG, ISWI's United Kingdom subsidiary, is the pound sterling. GIG's assets and liabilities are translated at the exchange rate at the balance sheet date and its revenue and expenses are translated at the weighted average rate for the period. Gains or losses from translation adjustments are recorded in the accumulated other comprehensive income (loss) section of stockholders' equity.

(3)      Acquisition of Global Interactive Gaming Limited

         On July 31, 2002, ISWI acquired all of the outstanding share capital of GIG, an interactive gaming service provider to licensed bookmakers and ISWI's worldwide licensee of its SportXction(TM) software for $1,092,000, including professional fees and other acquisition costs of $536,000. The purchase price paid to GIG's stockholders consisted of $365,000 in cash, 60,000 shares of a new class of Preferred Stock valued at $64,000 (see Note 4) and warrants to acquire 157,652 shares of the Company's Common Stock valued at $127,000 (see Note 5).

         As GIG was a development stage company and had not commenced planned principal operations, the acquisition was accounted for as an acquisition of assets and not a business combination. The total purchase consideration was allocated to the tangible and intangible assets and liabilities as follows:

                                                    $(000s)
                                                    -------
Cash                                                $    44
VAT tax receivable                                    1,073
Other current assets                                    428
Property and equipment                                  257
Software                                                566
Accounts payable                                       (780)
Accrued expenses                                       (496)
                                                    -------
                                                    $ 1,092
                                                    =======

         In addition, an acquired deferred tax asset of $7,570,000 resulting from an excess of the tax basis of the acquired net assets over the consideration paid, together with a net operating loss carryforward which GIG has available to offset future taxable income in the United Kingdom, has been fully offset by a valuation allowance.

         GIG's results of operations are included in the consolidated statement of operations for the year ended September 30, 2002 from its date of acquisition.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(4)      Preferred Stock

         The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a non-cumulative dividend of 6% per annum if and when declared by the Board of Directors. Series A has no liquidation preference.

(5) Warrants:

         Coincident with the signing of the Agreements (see Note 1), GIG was granted a warrant to purchase a total of 426,087 shares of ISWI's Common Stock, at an exercise price of $4.38 per share. The fully vested warrant became exercisable in September 2001 and was to remain exercisable through March 2005, subject to the terms of the warrant agreement. The value of the warrants using a Black-Scholes option pricing model was $1,450,000. Such amount, which was accounted for as an increase in additional paid-in capital with a corresponding offset recorded as deferred sales inducement expense within stockholders' equity, was being amortized as a reduction of revenue over the term of the Agreements. As a result of a default under the Agreements by GIG, the warrants became nonexercisable and, accordingly, the $879,000 remaining unamortized balance of the warrants was written off against additional paid-in capital in the fourth quarter of 2002.

         In connection with the acquisition of GIG, certain GIG shareholders received warrants to purchase 157,652 shares of ISWI's Common Stock originally issued to GIG and the remaining warrants issued to GIG to purchase 268,435 shares of the Company's Common Stock were cancelled. The warrants issued to the GIG shareholders, which have an exercise price of $4.38 per share and expire in March 2005, were valued at $127,000 using a Black-Scholes option pricing model and have been accounted for as partial consideration for the acquisition of GIG (see Note 3).

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

         In August 2003, in connection with his consulting efforts, the Company issued a warrant to an individual, who is a stockholder of the Company, to purchase 100,000 shares of the Company's Common Stock, at an exercise price of $4.00 per share. The fully vested warrant becomes exercisable in March 2004 and remains exercisable through August 2008, subject to the terms of the warrant agreement. The warrant was valued at $229,000 using a Black-Scholes option pricing model and recorded as a general and administrative expense during the year ended September 30, 2003.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(6) Stock Options:

         In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"). The total number of shares of Common Stock with respect to which options may be granted under the 1995 Plan is 649,955. In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, is substantially similar to the 1995 Plan, except that there are 1,500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee.

         ISOs may be granted to individuals, who, at the time of grant, are employees of the Company. NQSOs may be granted to officers, directors, agents, employees and consultants of the Company, whether or not the individual is an employee of the Company. The Plans provide that the exercise price for ISOs shall be no less than the fair market value per share of the Common Stock at the date of grant. The exercise price of NQSOs shall be determined by the Board of Directors. Options granted under the Plans may not be exercisable for terms in excess of ten years from the date of grant, with vesting periods varying for option grants.

         Activity related to the 1995 and 1996 Plans is as follows:

                                                                   Weighted
                                                                   Average
                                                   Shares       Exercise Price
                                                 ----------     --------------

Outstanding, October 1, 2001                      1,226,419         $  0.91
Granted                                             285,000            2.13
Exercised                                           (28,500)           0.84
Cancelled                                           (57,000)           1.25
                                                 ----------
Outstanding September 30, 2002                    1,425,919            1.14
Granted                                               6,000            2.31
Exercised                                           (34,000)           1.01
Cancelled                                           (46,000)           1.87
                                                 ----------
Outstanding September 30, 2003                    1,351,919         $  1.13
                                                 ==========         =======

Exercisable at September 30, 2003                 1,218,919
                                                 ==========

Available for grant at September 30, 2003           540,805
                                                 ==========

         On October 1, 2001, the Company issued options to purchase 10,000 shares of its common stock at an exercise price of $5.75 per share to a third party consultant in connection with an agreement between the Company and the consultant to provide investor relations and other services to the Company for a one-year period. The options vested on October 1, 2002 and remain exercisable until one year after termination of the agreement. The Company valued the options at $4,000, using a Black-Scholes pricing model and charged the cost to general and administrative expense during the year ended September 30, 2002.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(6) Stock options (continued)

         The following table summarizes information about stock options outstanding at September 30, 2003:

                                Options Outstanding                                           Options Exercisable
------------------------------------------------------------------------------    ------------------------------------
                                                Weighted
                                                Average             Weighted                                Weighted
        Range of                               Remaining            Average                                  Average
        Exercise             Number           Contractual           Exercise           Number               Exercise
         Price            Outstanding             Life               Price           Outstanding              Price
         -----            -----------          ----------           ------           -----------            ---------

   $ 0.67 - 0.77               832,919              4                 $0.71                803,919            $0.71
     1.06 - 1.87               446,000              7                  1.54                363,000             1.50
     2.08 - 2.75                43,000              7                  2.35                 37,000             2.35
            4.53                20,000              8                  4.53                  5,000             4.53
            5.75                10,000              8                  5.75                 10,000             5.75
                           -----------                                                   ---------
                             1,351,919              5                  1.13              1,218,919             1.05
                             =========                                                   =========


(7) Property and Equipment

         Property and equipment at September 30, 2003 and 2002 consist of the following:

                                                          2003                2002
                                                      -----------         -----------

Furniture and fixtures                                $    62,000         $    62,000
Building and improvements                                 118,000             118,000
Computer equipment                                      1,551,000           1,536,000
                                                      -----------         -----------
                                                        1,731,000           1,716,000

Less accumulated depreciation and amortization         (1,498,000)         (1,402,000)
                                                      -----------         -----------
                                                      $   233,000         $   314,000
                                                      ===========         ===========

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(8)      Accrued Expenses

         Accrued expenses at September 30, 2003 and 2002 consist of the following:

                                           2003            2002
                                       --------        --------

Professional fees                      $ 73,000        $ 73,000
Payroll and related costs               426,000         296,000
Other                                    56,000          70,000
                                       --------        --------
                                       $555,000        $439,000
                                       ========        ========

(9)      Income Taxes

         The sources of income (loss) before income taxes for the years ended September 30, 2003 and 2002 consist of the following:

                                          2003                2002
                                     -----------         -----------

United States                        ($2,604,000)        $ 5,245,000
United Kingdom                        (2,973,000)           (554,000)
                                     -----------         -----------
                                     ($5,577,000)        $ 4,691,000
                                     ===========         ===========

         The income tax expense for the years ended September 30, 2003 and 2002 consist of the following:

                                         2003                    2002
                                      ----------        ----------------

Deferred:
   Federal                            $       --        $      2,327,000
   State                                      --                 410,000
                                      ----------        ----------------

                                      $       --        $      2,737,000
                                      ==========        ================

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(9) Income Taxes (continued)

         The income tax expense (benefit) for the years ended September 30, 2003 and 2002 differed from the amounts computed by applying the federal income tax rate of 34% to pre-tax (loss) income as a result of the following:

                                                         2003           2002
                                                    -----------    -----------

Computed tax (benefit) expense at 34%               ($1,896,000)   $ 1,595,000
State tax (benefit) expense net of federal effect      (335,000)       281,000
Potential benefits from net operating loss
   carryforward in United States and United
   Kingdom which are not being recognized             2,217,000        222,000
Tax benefit related to exercise of non qualified
  stock options credited to additional paid-in
  capital                                                    --         56,000
Provision of valuation allowance to offset
  deferred United States tax assets                          --        621,000
Other                                                    14,000        (38,000)
                                                    -----------    -----------
Income tax expense (benefit)                        $        --    $ 2,737,000
                                                    ===========    ===========

         Following the default under the Agreements by GIG, the Company was unable to conclude that it was more likely than not that its deferred tax asset would be realized and provided a valuation allowance of $621,000 to offset the deferred tax asset at September 30, 2002 which increased income tax expense for the year then ended. In addition, income tax expense for 2002 includes approximately $2,060,000 representing the utilization during the year of a portion of the Company's net operating loss carryforward and deductible temporary differences for which the tax benefit had previously been recognized.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(9) Income Taxes (continued)

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are presented below:

                                                           2003          2002
                                                      -----------   -----------

Deferred tax assets:
Federal and state net operating loss
  carryforward                                        $ 1,699,000   $   638,000
United Kingdom net operating loss carryforward          4,768,000     2,941,000
Tax basis for capitalized license fees paid to
  the Company by GIG prior to acquisition               4,532,000     4,662,000
Property and equipment                                    281,000       234,000
Employee compensation and benefits                        144,000        80,000
                                                      -----------   -----------
Total gross deferred tax assets                        11,424,000     8,555,000
Deferred tax liabilities:
  Capitalized software                                    315,000       208,000
                                                      -----------   -----------
Net deferred tax asset                                 11,109,000     8,347,000
Less valuation allowance                          (a)  11,109,000     8,347,000
                                                      -----------   -----------
    Net deferred tax asset                            $         0   $         0
                                                      ===========   ===========

(a)           Includes $9,470,000 and $7,736,000 in 2003 and 2002, respectively, applicable to subsidiary in United Kingdom (see Note 3).

         As of September 30, 2003, the Company had a net operating loss carryforward of approximately $4,000,000 for Federal and state income tax reporting purposes available to offset future Federal taxable income through the year 2023 and future state taxable income through the year 2010, which may be subject to an annual limitation on its utilization under Section 382 of the Internal Revenue Code. In addition, GIG had a net operating loss carryforward of approximately $15,892,000 which is available to offset future taxable income in the United Kingdom. As the Company is unable to conclude that it is more likely than not that the benefits of the carryforwards and deductible temporary differences will be realized it has provided a valuation allowance to offset the related deferred tax asset.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(10) Computation of Basic and Diluted Net (Loss) Income Per Common Share:

         The following represents the calculations of the basic and diluted net
(loss) income per common share for the years ended September 30, 2003 and 2002.


                                                   2003              2002
                                             --------------    --------------

Net (loss) income                            $   (5,577,000)   $    1,954,000
                                             ==============    ==============

Weighted average basic
  common shares outstanding                       8,914,718         8,897,297

Effect of dilutive securities:
  stock options and warrants                             --           873,864
                                             --------------    --------------

Weighted average diluted
  common shares outstanding                       8,914,718         9,771,161
                                             ==============    ==============

Net (loss) income per share - basic          $        (0.63)   $         0.22
                                             ==============    ==============

Net (loss) income per share - diluted        $        (0.63)   $         0.20
                                             ==============    ==============

         The Company's computation of dilutive net loss per share for the year ended September 30, 2003 does not include options or warrants to purchase 1,609,571 common shares or the assumed conversion of preferred stock, as their effect would be antidilutive. The Company's computation of dilutive net income per share for the year ended September 30, 2002 does not include options or warrants which were outstanding to purchase 476,652 common shares or the assumed conversion of preferred stock, because their exercise or conversion price was greater than the average market price of the common shares during the period and, therefore, the effect would be antidilutive.

(11)     Commitments

         The Company leases office facilities and equipment under operating leases expiring through March 2009. The remaining minimum rental commitments under the leases are as follows:

         Year ending September 30,
         -------------------------
                   2004                                    $    312,000
                   2005                                         291,000
                   2006                                         262,000
                   2007                                         257,000
                   2008                                         253,000
                   Thereafter                                   127,000
                                                           ------------
                                                             $1,502,000
                                                           ============

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2003 and 2002

(11) Commitments (continued)

         Rent expense under operating leases during 2003 and 2002 was $304,000 and $136,000, respectively. In October, 2003, the Company began subleasing approximately 1,500 square feet of this space to a third party. For the fiscal year ending September 30, 2004, rental income from this sublease is expected to be approximately $78,000.

         The Company entered into employment agreements with two of its employees. The agreements as amended, one of which expires in June 2005 and the other of which expires in December 2003, provide for minimum compensation and certain benefits. Compensation expense recognized under these agreements for the years ended September 30, 2003 and 2002 was $650,000, and $608,000,
respectively. The agreements also provide for severance payments upon certain events, as defined.

         The Company had entered into a consulting agreement with a non-related third party relating to the signing of the Agreements with GIG that results in payments based on license fees received. Amounts expensed under this agreement for the year ended September 30, 2002 was approximately $84,000. Due to the default under the Agreements and the acquisition of GIG, the consulting agreement was terminated in August 2002.

(12) Subsequent event

         On November 24, 2003, the Company entered into a financing agreement relating to a $3.9 million Private Placement with institutional investors consisting of $2.6 million of 7.5% Convertible Debentures and $1.3 million for 390,390 shares of the Company's Common Stock ($3.33 per share). The investors also received warrants that expire in November 2008 to purchase 281,250 shares of Common Stock at $4.58 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $3.5 million.

         The debentures which are due April 1, 2006 are convertible into shares of common stock at $4.58 per share subject to adjustment, and are repayable in 24 equal monthly installments beginning in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of Common Stock valued at a discount from the weighted average market price prior to such payments and has the right to force conversion of all or a portion of the Debentures into Common Stock.