Form 10QSB
period 2003-12-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2004-02-13
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

There were 9,333,161 shares of Common Stock outstanding at February 11, 2004.

Transitional Small Business Disclosure Format (check one):
Yes          No   X
   -----       -----

Interactive Systems Worldwide Inc.
December 31, 2003
FORM 10-QSB

Index
                                                                           Page

Part I:  Financial Information

Item 1.  Financial Statements,

         Consolidated Balance Sheets at December 31, 2003 (Unaudited)
         and September 30, 2003                                               2

         Consolidated Statements of Operations for the Three
         Months Ended December 31, 2003 and 2002 (Unaudited)                  3

         Consolidated Statement of Stockholders' Equity for the
         Three Months Ended December 31, 2003 (Unaudited)                     4

         Consolidated Statements of Cash Flows for the Three Months
         Ended December 31, 2003 and 2002 (Unaudited)                         5

Notes to Consolidated Financial Statements (Unaudited)                      6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10-15

Item 3.  Controls and Procedures                                             16

Part II: Other Information

Item 2.  Changes in Securities                                            16-17

Item 6.  Exhibits and Reports on Form 8-K                                 17-18

Signatures                                                                   19

Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)


                                                                December 31,         September 30,
                                                                   2003                  2003
                                                               (Unaudited)              Note 1
                                                               -----------              ------
Current assets:
    Cash and cash equivalents                                    $  6,769            $  4,127
    Accounts receivable                                                 7                   9
    Investments in marketable securities                               --                 190
    Other receivables                                                  55                  19
    Prepaid expenses and other current assets                         237                 153
                                                                 --------            --------
        Total current assets                                        7,068               4,498

    Property and equipment, net                                       206                 233
    Capitalized software, net                                         731                 807
    Other assets                                                      674                 306
                                                                 --------            --------
        Total assets                                             $  8,679            $  5,844
                                                                 ========            ========

                Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                 $    390            $    308
Accrued expenses                                                      699                 555
                                                                 --------            --------
       Total current liabilities                                    1,089                 863
                                                                 --------            --------

Long-term debt:
Debentures, net of discount of $912,000 and $0, respectively        1,688                  --
                                                                 --------            --------
      Total long-term debt                                          1,688                  --
                                                                 --------            --------
          Total liabilities                                         2,777                  --
                                                                 --------            --------

Stockholders' Equity:
Preferred stock, par value $.001 per share;
    2,000,000 shares authorized, 60,000 Series A
    issued and outstanding                                             --                  --
Common stock par value $.001 per share;
    20,000,000 shares authorized;
    9,567,935 and 9,177,545 issued, respectively                       10                   9
Additional paid-in capital                                         15,195              13,036
Treasury stock, at cost, 242,000 shares                              (441)               (441)
Accumulated other comprehensive (loss)                                (16)                 (2)
Accumulated deficit                                                (8,846)             (7,621)
                                                                 --------            --------
    Total stockholders' equity                                      5,902               4,981
                                                                 --------            --------
        Total liabilities and
             stockholders' equity                                $  8,679            $  5,844
                                                                 ========            ========



          See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)

                                                     Three Months Ended
                                                        December 31,
                                                  2003                2002
                                                  ----                ----

Revenues                                         $       8         $      --
                                                 ---------         ---------

Costs and expenses:
   Cost of revenues, research
     and development expense                           457               299

   General and
     administrative expense                            778             1,012
                                                 ---------         ---------
                                                     1,235             1,311
                                                 ---------         ---------

        Operating loss                              (1,227)           (1,311)

Other income                                           (59)              (54)
Interest expense                                        57                --
                                                 ---------         ---------

        Net loss                                  $ (1,225)        $  (1,257)
                                                 =========         =========
Net loss per
   common share- basic and diluted               $   (0.13)        $   (0.14)
                                                 =========         =========

Weighted average basic and diluted
  common shares outstanding                      9,096,793         8,901,545
                                                 =========         =========


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                  For the Three Months Ended December 31, 2003
                                   (Unaudited)

                    (Amounts in thousands except share data)


                                                                                              Accumulated
                                                            Additional                            Other
                                          Common Stock       Paid-In       Treasury Stock     Comprehensive    Accumulated
                                       Shares     Amount     Capital     Shares      Amount       Loss           Deficit      Total
                                       ------     ------     -------     ------      ------       ----           -------      -----

Balance at
    September 30, 2003                9,177,545     $ 9      $13,036     242,000    $ (441)        $   (2)       $(7,621)    $4,981

Issuance of common stock
    through private placement           390,390       1        1,254          --         --            --             --      1,255


Issuance of warrants to investors            --      --          636          --         --            --             --        636

Beneficial conversion feature of
    debentures                               --      --          353          --         --            --             --        353

Issuance of warrants to finder in
    connection with private placement        --      --          274          --         --            --             --        274

Financing costs allocated to equity
    as part of private placement                                (358)         --         --            --             --       (358)


Net loss                                     --      --           --          --         --            --         (1,225)    (1,225)

Foreign currency
    translation loss                         --      --           --          --         --           (14)            --        (14)
                                                                                                                            -------
Comprehensive loss                                                                                                           (1,239)
                                      ---------------------------------------------------------------------------------------------
Balance at
    December 31, 2003                 9,567,935    $ 10       $15,195    242,000    $ (441)       $   (16)       $(8,846)   $ 5,902
                                      =============================================================================================

          See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                             (Amounts in thousands)

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                    2003               2002
                                                                                    ----               ----
Cash flows from operating activities:
  Net loss                                                                     $   (1,225)         $  (1,257)
Adjustments to reconcile net loss
    to net cash used in
    operating activities:
    Depreciation and amortization                                                     114                 59
    Non-cash interest expense                                                          57
Changes in assets and liabilities:
  Accounts receivable                                                                   2                 --
  Other receivables                                                                   (36)               (73)
  Prepaid expenses and other current assets                                           (84)              (106)
  Other assets                                                                         --                 (8)
  Accounts payable                                                                     82                (34)
  Accrued expenses                                                                    119                 76
                                                                             ------------         ----------
         Net cash used in
           operating activities                                                      (971)            (1,343)
                                                                             ------------         ----------

Cash flows from investing activities:
  Proceeds from sales of investments                                                  190                903
  Purchase of property and equipment                                                   (3)               (28)
  Capitalized software                                                                 --               (136)
                                                                             ------------        -----------
         Net cash provided by
           investing activities                                                       187                739
                                                                             ------------        -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt                                        2,600                 51
  Proceeds from issuance of common stock                                            1,300                 --
  Costs associated with private placement                                            (465)                --
                                                                             ------------        -----------
         Net cash provided by
           financing activities                                                     3,435                 51
                                                                             ------------        -----------

Net increase (decrease) in cash and cash equivalents                                2,651               (553)
Effect of exchange rate on cash                                                       (9)                 (3)
Cash and cash equivalents, beginning of period                                      4,127              4,116
                                                                             ------------        -----------
Cash and cash equivalents, end of period                                          $ 6,769            $ 3,560
                                                                             ------------        -----------

Non-cash investing and financing activity:
Issuance of warrants to investors                                                $    636        $        --
Issuance of warrants to finder                                                   $    274        $        --
Beneficial conversion feature of Debentures                                      $    353        $        --

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:

         The information at December 31, 2003 and for the three months ended December 31, 2003 and 2002, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. The Company's revenue during the three months ended December 31, 2003 and 2002 consisted of license fees and service charges from service agreements with bookmakers located in the United Kingdom. The Company recognizes revenue from its current service agreements as it is earned based on a percentage share of the wagering revenue. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


Note 2 - Private Placement:


         On November 24, 2003, the Company entered into a financing agreement relating to a $3.9 million Private Placement with institutional investors consisting of $2.6 million of 7.5% Convertible Debentures ("Debentures") and $1.3 million for 390,390 shares of the Company's Common Stock ($3.33 per share). The investors also received warrants ("Investor Warrants") that expire in November 2008 to purchase 281,250 shares of Common Stock at $4.58 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $3,435,000. The proceeds as well as the costs and expenses of the transaction were allocated to debt and equity based on their relative fair values. The expense amount allocated to equity was recorded as a reduction of additional paid in capital and the amount allocated to debt is being amortized over the life of the Debentures.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Private Placement (continued):

         The Debentures which are due April 1, 2006 are convertible into shares of common stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) beginning in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. The Company also under certain conditions has the right to force conversion of all or a portion of the Debentures into Common Stock. The conversion price of the Debentures and the exercise price of the Investor Warrants are subject to adjustment under certain circumstances. While at least 50% of the $2.6 million in Debentures are outstanding, the Debentures contain covenants that restrict the ability of the Company to incur indebtedness that is pari passu with or senior to the Debentures, except for certain specified types of indebtedness not to exceed $625,000 or except for indebtedness incurred in connection with a business combination transaction.

         The fair value assigned to the warrants ($636,000) was determined using the Black Scholes option pricing model. A beneficial conversion feature of $353,000 representing the intrinsic value of the conversion price after the allocation of the proceeds based on their relative fair values was recorded as a reduction in the value of the Debentures. These discounts to the Debentures will be accreted as additional non-cash interest expense over the life of the debt using the effective interest method. The following table summarizes the valuation of the debentures at December 31, 2003:

                                                                      $  (000s)
                                                                      ---------
         7.5% convertible debentures, principal                         $2,600
         Less:
         Discount due to allocation of proceeds                           (590)
         Beneficial conversion feature                                    (353)
                                                                      --------
                                                                         1,657
         Amortization of discount                                           31
                                                                        ------
         7.5% convertible debentures, net balance
         at December 31, 2003                                          $ 1,688
                                                                       =======

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


   Note 3 - Stock Options:


         The Company has adopted the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company's net loss would have been decreased to the pro forma amounts indicated below (amounts in thousands):
                                                        Three Months Ended
                                                             December 31,
                                                       2003             2002
                                                       ----             ----

         Net loss, as reported                        $(1,225)       $(1,257)
         Deduct: Total stock-based
           employee compensation
           expense determined under
           fair value based method                        (25)            (77)
                                                      -------         -------

         Pro forma net loss                           $(1,250)        $(1,334)
                                                      =======         =======

         Net loss per
           common share- basic and diluted,
           as reported                                $ (0.13)        $ (0.14)
                                                      =======         =======

         Net loss per
           common share- basic and diluted,
           pro forma                                  $ (0.14)        $ (0.15)
                                                      =======         =======

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for all periods), risk free interest rates of 3.79% and 3.71% in Fiscal 2004 and 2003, respectively, expected volatility of 85% and 89% in 2004 and 2003, respectively, and an expected life of 7 years (for all periods). The weighted average fair value of options granted in Fiscal 2004 and 2003 was $2.89 and $1.82, respectively.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock Options (continued):

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


Note 4 - Basic and Diluted Net Loss per Share:


         The Company's computation of dilutive net loss per share for the three months ended December 31, 2003 and 2002 does not assume any exercise of options or warrants to purchase 1,739,571 and 1,589,571 common shares, respectively, as their effect is antidilutive.


Note 5 - Preferred Stock:


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

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations

Description of Business

         ISWI has designed, developed and patented an interactive hardware and proprietary software system, the SportXction(TM) System, which enables play-by-play wagering in the emerging interactive sports gaming market. ISWI, through its wholly owned subsidiary, Global Interactive Gaming Limited ("GIG"), operates the SportXction(TM) System, in conjunction with established wagering partners. The Company's revenue consists of license fees and service charges from agreements with bookmakers located in the United Kingdom.

Critical Accounting Policies and Estimates

         The Company prepares its Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of the Company's accounting policies, including accounting for software development costs; depreciation, amortization of long-lived assets, including intangible assets; and deferred income taxes require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These estimates and judgments are subject to an inherent degree of uncertainty and are evaluated by the Company on an ongoing basis. The Company bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis in making judgments about the carrying values of assets and liabilities that are not readily apparent from others sources.
         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During the three months ended December 31, 2003 and 2002, the Company capitalized software development costs of $0 and $136,000, respectively, relating to certain enhancements to its SportXction(TM) product. Amortization of capitalized amounts commenced during the quarter ending December, 2002 with the enhanced product's availability for general release to its first customer. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $161,000 and for the three months ended September 30, 2003 and 2002, respectively.

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

         See Note 2 to the Company's Form 10-KSB for the year ended September 30, 2003 for a full discussion of the Company's critical accounting policies and estimates.

Financial Results

Three Months Ended December 31, 2003 and 2002

         Revenues for the three months ended December 31, 2003 ("Fiscal 2004") were $8,000, as compared to $0 during the same period in Fiscal 2003. The increase in wagering revenue in Fiscal 2004 is attributable to an additional partner and an increase in the number of events covered. During Fiscal 2004, the SportXction(TM) system was in "live" operation with the Company's partners, ukbetting plc ("ukbetting") and Sportingbet plc ("Sportingbet"). The SportXction(TM) system was launched in November 2002 with ukbetting on its totalbet.co.uk website. During the three months ended December 31, 2002, license fees and service charges totaled $462 (rounded down to $0). The Company expects an insignificant level of revenues during the quarter ending March 31, 2004, with increasing amounts projected in future quarters as it launches the SportXction(TM) system on BSkyB's digital television platform and gains new partners.

         Cost of revenues, research and development expense for the three months ended December 31, 2003 were $457,000, as compared to $299,000 during the same period in the prior year. The increase was primarily due to higher programming costs as no software development costs were capitalized in Fiscal 2004 as well as an increase in the amortization of capitalized development costs.

         General and administrative expenses during the three months ended December 31, 2003 were $778,000, as compared to $1,012,000 during the same period in the prior year. The decrease in Fiscal 2004 was primarily due to lower salary and benefit expenses at GIG and lower professional fees.

         Other income during the three months ended December 31, 2003 was $59,000, as compared to $54,000 during the same period in the prior year. The increase in Fiscal 2004 was due to rental income as the Company began subleasing space at GIG partially offset by lower interest income.

         Interest expense during the three months ended December 31, 2003 was $57,000. This non-cash expense represents an accrual for the first interest payment on the Debentures which was made in shares of Common Stock in January 2004 as well as an amount to reflect a reduction in the debt discount which is being accreted over the life of the debt using the effective interest method.

         Net loss and net loss per share (basic and diluted) for the three months ended December 31, 2003 was $1,225,000 and $0.13, respectively, as compared to $1,257,000 and $0.14, respectively, during the same period in Fiscal 2003. The change is primarily the result of lower costs partially offset by interest expense incurred in Fiscal 2004 (as described above).

Liquidity and Capital Resources

         As of December 31, 2003, the Company had cash and cash equivalents totaling $6,769,000. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days.

         On November 24, 2003, the Company entered into a $3.9 million private placement financing with institutional investors consisting of $2.6 million of 7.5% Convertible Debentures (the "Debentures") and $1.3 million of common stock. The investors also received warrants to purchase 281,250 shares of common stock. Net proceeds from the financing after estimated costs and expenses were approximately $3.4 million.

         The Debentures are repayable in 24 equal monthly installments beginning in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company has the right to repay the interest and the principal in cash or shares of its common stock and force conversion of all or a portion of the Debentures into Common Stock. While at least 50% of the $2.6 million in Debentures are outstanding, the Debentures contain covenants that restrict the ability of the Company to incur indebtedness that is pari passu with or senior to the Debentures, except for certain specified types of indebtedness not to exceed $625,000 or except for indebtedness incurred in connection with a business combination transaction.

         The Company's operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2004. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements for the next 18 months based upon the Company's current business plan and longer, subject to the revenues generated by the SportXction(TM) system.

         The Company expects that its signed agreements not yet in "live" operation (refer to System Deployment Status) will produce meaningful revenues. The Company is also in discussions with other interactive television, legal Internet wagering and mobile phone operators to utilize the SportXction(TM) system. There is no assurance however, that these negotiations will result in signed agreements, or that the system will be accepted by potential users.

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

System Deployment Status

         Interactive television

         On April 10, 2003, the Company announced that GIG had signed an agreement with Sky Bet, a wholly-owned subsidiary of British Sky Broadcasting Limited ("BSkyB"). Under this twelve month trial revenue sharing arrangement, GIG will operate the SportXction(TM) System and Sky Bet will be responsible for providing the players, receiving and managing the customer's accounts, first level customer support and a comprehensive marketing program. BSkyB is the UK's largest supplier of digital TV services with approximately seven million active households throughout the UK and Ireland. BSkyB is also one of the UK's leading sports rights holders and is at the forefront of developing innovative interactive applications. The launch of services under this agreement is anticipated during the first half of calendar 2004.

         Internet

         On September 18, 2002, the Company announced that GIG had signed an agreement with ukbetting plc ("ukbetting") for the incorporation of the SportXctionTM System into ukbetting's sports wagering web sites. In November 2002, the System was successfully launched on the totalbet.co.uk website during a series of games. ukbetting introduced the SportXctionTM System on a second on-line wagering website in late January 2003, ukbetting.com.

         On August 21, 2003, the Company announced GIG had signed an interim agreement with Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, to incorporate the SportXctionTM System into Sportingbet's UK and European sports wagering web sites, for use in those venues. Sportingbet Plc is one of the world's largest Internet sports wagering service providers. The SportXctionTM System was launched on Sportingbet.com in late August 2003. This interim agreement is still in effect as Sportingbet completes work on its next generation back end software and the parties discuss the possible migration of the SportXction(TM) System into this new environment.

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

         On December 30, 2003, the Company announced that GIG had signed an agreement with Tote Credit Limited, a subsidiary of the Horserace Totalisator Board who hold the internet bookmaking license for WWW.TOTE.CO.UK. As part of Tote Credit's marketing undertakings the SportXction(TM) system will be promoted through its on-line website, specialist publications and through dedicated direct marketing and promotions. The Company intends to launch the SportXction(TM) system with Tote Credit during the second calendar quarter of 2004.

         Under these non-exclusive agreements, which provide the Company with a share of the wagering revenue, GIG furnishes the technology and operates the system, and the partner is responsible for marketing the product, first level customer support and for processing customer financial transactions. The Company's revenue consists of license fees calculated based on gross wagering revenue as well as service charges calculated based on net wagering revenue or loss after payment of winnings and taxes. Thus, the Company may have financial exposure and assumes certain pool imbalance risks associated with being a part of the house.

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

         System enhancements

          The Company is well advanced in the development of enhancements to the System which will allow wagering using multiple currencies and will provide players with a choice of multiple languages. The Company believes that these enhancements will greatly expand the potential of the SportXction(TM) System by increasing the number of markets in which the product can be made available and by making the product more appealing to global gaming operators. It is expected that the multiple currency enhancement will be available in the first quarter of calendar 2004 and the multiple language enhancement will be available in the second quarter of calendar 2004.

         The Company intends to expand distribution of the SportXction(TM) System in the UK to dedicated betting shops through touch-screen fixed odds betting terminals and potentially using local area network wireless or Wi-Fi technology. The Company has also started planning and designing product extensions to the SportXction(TM) System, such as a fixed-odds horseracing product and a non-wagering (i.e. contest) version of the SportXction(TM) System. The Company believes that there are also potential uses for the Company's technology in other markets such as transaction processing for financial institutions for which a patent is pending.

Safe Harbor Statement

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available resources will be adequate to fund its requirements for the next 18 months and whether the Company will be able to meet its cash requirements; whether the Company's revenue will increase in future quarters; whether the Company will launch the SportXction(TM) system on BSkyB's digital television platform; how long the Company will continue to incur significant losses and negative cash flow; whether the Company will enter into agreements with new partners; whether the Company or its Internet, interactive television and mobile phone partners will gain a sufficient number of customers to generate meaningful revenue; whether wagering using fixed odds betting terminals will be introduced; whether the multi-currency enhancement will be made available in the first quarter of calendar 2004 and whether the multi-language enhancement will be made available in the second quarter of calendar 2004; whether the launch of the agreement with Sky Bet will take place during the first quarter of calendar 2004; whether the launch of the agreement with Stanley Interactive will take place during the first quarter of calendar 2004 and whether the launch of the agreement with Tote Credit Limited will take place during the second quarter of calendar 2004. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2003. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

Part II: Other Information

Item 2.  Changes in Securities

         On November 24, 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "Investors"), under which the Company issued and sold to the Investors in a private placement (i) $2.6 million of aggregate principal amount of 7.5% convertible Debentures due April 1, 2006, (ii) 390,390 shares of Common Stock priced at $3.33 per share, which share price is equal to 80% of the daily volume weighted average price of the Common Stock on the NASDAQ SmallCap Market as reported by Bloomberg Financial L.P. (the "VWAP") during the ten day period prior to November 21, 2003 (the "Closing Price"), and (iii) the Investor Warrants to purchase 281,250 shares of Common Stock at an exercise price of $4.58 per share, which share price is equal to 110% of the Closing Price and which are exercisable until November 24, 2008. Net proceeds from the private placement, after estimated costs and expenses, were approximately $3.4 million and will provide additional working capital to the Company.

         The Debentures are initially convertible into shares of Common Stock at a price of $4.58 per share, which share price is equal to 110% of the Closing Price. The Company may require that the holders of the Debentures convert their outstanding Debentures into Common Stock under specified circumstances. The principal amount of the Debentures is repayable at the rate of $108,333 per month, commencing on May 1, 2004 and may be paid, at the Company's option, in cash or, subject to certain conditions, additional shares of Common Stock, valued at 90% of the VWAP during the 20 day period prior to the applicable payment. Interest on the Debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may be paid, at the Company's option, in cash or, subject to certain conditions, additional shares of Common Stock, valued at 90% of the VWAP during the 20 day period prior to the applicable payment (except for the interest payments due on January 1, 2004 and April 1, 2004, which are valued at 80% the VWAP during the 20-day period prior to the applicable payment). The conversion price of the Debentures and the exercise price of the Investor Warrants are subject to adjustment under certain circumstances.

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

         In connection with the private placement, the Company also entered into a Registration Rights Agreement with the Investors pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issued to the Investors, Common Stock that is issuable upon conversion of the Debentures and/or exercise of the Investor Warrants, and/or issuable in payment of principal and interest on the Debentures. The registration statement was filed on January 6, 2004.

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

         The Company's securities issued to the Investors, the finder and the consultant were issued in reliance upon an exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act") and the regulations issued thereunder. All Investors and the finder represented to ISWI that they were "accredited investors" within the meaning of the Act.

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

                  (b)      Reports on Form 8-K

                           Current Report on Form 8-K furnished on November 24, 2003 to report that the Company had issued a press release announcing a $3.9 million private placement of 7.5% convertible debentures, common stock and warrants.

                           Current Report on Form 8-K filed on December 2, 2003 with respect to the Company's private placement entered into on November 24, 2003. The form of 7.5% Convertible Debenture due April 1, 2006 issued to the Investors, the form of Warrant issued to the Investors, the form of Warrant issued to the finder, the Securities Purchase Agreement dated as of November 24, 2003 and Registration Rights Agreement dated as of November 24, 2003 were included as Exhibits.

                           Current Report on Form 8-K furnished on December 31, 2003 to report that the Company had issued a press release announcing its financial results for the year ending September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Interactive Systems Worldwide Inc.


Dated:   February 13, 2004                  By:  /s/ Barry Mindes
                                                 ------------------------------
                                                 Barry Mindes, Chairman of the
                                                 Board of Directors and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)



Dated:   February 13, 2004                  By: /s/ James McDade
                                                -----------------------
                                                James McDade, Chief Financial
                                                Officer
                                                (Principal Financial Officer)