Form 10QSB
period 2004-03-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2004-05-17
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------_-

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

There were 9,355,665 shares of Common Stock outstanding at May 10, 2004.

Transitional Small Business Disclosure Format (check one):
Yes          No  X
   -----       -----

Interactive Systems Worldwide Inc.
March 31, 2004
FORM 10-QSB

Index

                                                                                      Page
                                                                                      ----
Part I:  Financial Information

Item 1.  Financial Statements,

         Consolidated Balance Sheets at March 31, 2004 (Unaudited)
         and September 30, 2003                                                         2

         Consolidated Statements of Operations for the Three and Six
         Months Ended March 31, 2004 and 2003 (Unaudited)                               3

         Consolidated Statement of Stockholders' Equity for the
         Six Months Ended March 31, 2004 (Unaudited)                                    4

         Consolidated Statements of Cash Flows for the Six Months
         Ended March 31, 2004 and 2003 (Unaudited)                                      5

Notes to Consolidated Financial Statements (Unaudited)                                  6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            10-17

Item 3.  Controls and Procedures                                                        18

Part II: Other Information

Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities                                                 18-19

Item 6.  Exhibits and Reports on Form 8-K                                               19-20

Signatures                                                                              21

         Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)

                                                                                March 31,            September 30,
                                                                                  2004                    2003

                                                                               (Unaudited)               Note 1
                                                                               -----------               ------
Current assets:
   Cash and cash equivalents                                                         $  5,456                 $ 4,127
   Accounts receivable                                                                      2                       9
   Investments in marketable securities                                                    --                     190
   Other receivables                                                                       78                      19
   Prepaid expenses and other current assets                                              267                     153
                                                                            -------------------        ----------------
       Total current assets                                                             5,803                   4,498

   Property and equipment, net                                                            179                     233
   Capitalized software, net                                                              650                     807
   Other assets                                                                           635                     306
                                                                            -------------------        ----------------
                 Total assets                                                        $  7,267                 $ 5,844
                                                                            ===================        ================

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                  $    377                 $   308
   Accrued expenses                                                                       762                     555
                                                                            -------------------        ----------------
       Total current liabilities                                                        1,139                     863
                                                                            -------------------        ----------------

Long-term debt:
   Debentures, net of discount of $818,000 and $0, respectively                         1,782                      --
                                                                            -------------------        ----------------
       Total long-term debt                                                             1,782                      --
                                                                            -------------------        ----------------
                 Total liabilities                                                      2,921                     863
                                                                            -------------------        ----------------

Stockholders' Equity:
   Preferred stock, par value $.001 per share;
       2,000,000 shares authorized, 60,000 Series A
       issued and outstanding                                                              --                      --
   Common stock par value $.001 per share;
       20,000,000 shares authorized;
       9,575,161 and 9,177,545 issued, respectively                                        10                       9
   Additional paid-in capital                                                          15,195                  13,036
   Treasury stock at cost, 242,000 shares                                                (441)                   (441)
   Accumulated other comprehensive loss                                                   (21)                     (2)
   Accumulated deficit                                                                (10,397)                 (7,621)
                                                                            -------------------        ----------------
             Total stockholders' equity                                                 4,346                   4,981
                                                                            -------------------        ----------------
                 Total liablilities and
                     stockholders' equity                                            $  7,267                 $ 5,844
                                                                            ===================        ================



See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)





                                                           Three Months Ended                       Six Months Ended
                                                               March 31,                               March 31,
                                                        2004                2003               2004                 2003
                                                        ----                ----               ----                 ----
Revenues, net                                                 $  4            $      8              $  12            $       8
                                                 ------------------- ------------------- ------------------  -------------------

Costs and expenses:
   Cost of revenues, research
     and development expense                                   469                 400                927                  699

   General and
     administrative expense                                    958                 894              1,735                1,906
                                                 ------------------- ------------------- ------------------  -------------------
                                                             1,427               1,294              2,662                2,605
                                                 ------------------- ------------------- ------------------  -------------------

        Operating loss                                      (1,423)             (1,286)            (2,650)              (2,597)

Other income                                                   (54)                (49)              (113)                (102)
Interest expense                                               182                  --                239                   --
                                                 ------------------- ------------------- ------------------  -------------------




        Net loss                                           $(1,551)           $ (1,237)           $(2,776)           $  (2,495)
                                                 =================== =================== ==================  ===================

Net loss per
   common share- basic and diluted                         $ (0.17)            $ (0.14)           $ (0.30)             $ (0.28)
                                                 =================== =================== ==================  ===================

Weighted average basic and diluted
  common shares outstanding                              9,333,161           8,901,545          9,214,331            8,901,545
                                                 =================== =================== ==================  ===================



See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended March 31, 2004
                                   (Unaudited)

                    (Amounts in thousands except share data)


                                                                                               Accumulated
                                                            Additional                            Other
                                         Common Stock        Paid-In      Treasury Stock      Comprehensive   Accumulated
                                       Shares     Amount     Capital     Shares      Amount        Loss         Deficit       Total
                                       ------     ------     -------     ------      ------        ----         -------       -----
Balance at
   September 30, 2003
                                      9,177,545     $ 9      $13,036     242,000    $ (441)         $  (2)      $(7,621)     $4,981

Issuance of common stock
   through private placement
                                        390,390       1        1,254          --        --             --            --       1,255


Issuance of warrants to investors            --      --          636          --        --             --            --         636

Beneficial conversion feature of
   debentures
                                             --      --          353          --        --             --            --         353

Issuance of warrants to finder in
   connection with private placement         --      --          274          --        --             --            --         274

Financing costs allocated to equity
as part of private placement
                                                                (358)         --        --             --            --        (358)

Issuance of common stock
    in relation to Debentures             7,226      --           --          --        --             --            --          --


Net loss                                     --      --           --          --        --             --        (2,776)     (2,776)

Foreign currency
   translation loss                          --      --           --          --        --            (19)           --         (19)
                                                                                                                        ------------
Comprehensive loss                                                                                                           (2,795)

                                    ------------------------------------------------------------------------------------------------
Balance at
   March 31, 2004                     9,575,161    $ 10      $15,195     242,000    $ (441)         $ (21)     $(10,397)    $ 4,346
                                    ================================================================================================



See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                             (Amounts in thousands)

                                                                                     Six Months Ended
                                                                                        March 31,
                                                                                  2004               2003
                                                                                  ----               ----
Cash flows from operating activities:
  Net loss                                                                        $(2,776)           $(2,495)
Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                                     208                 97
    Non-cash interest expense                                                         188                 --
    Non-cash amortization of debt issuance costs                                       51                 --
Changes in assets and liabilities:
  Accounts receivable                                                                   7                 (8)
  Other receivables                                                                   (59)             1,046
  Prepaid expenses and other current assets                                          (114)              (100)
  Other assets                                                                          1                (57)
  Accounts payable                                                                     69                 --
  Accrued expenses                                                                    145                 31
                                                                             ---------------     -------------
         Net cash used in
           operating activities                                                    (2,280)            (1,486)
                                                                             ---------------     -------------

Cash flows from investing activities:
  Proceeds from sales of investments                                                  190              2,046
  Purchase of property and equipment                                                   (3)               (14)
  Capitalized software                                                                 --               (298)
                                                                             ---------------     -------------
         Net cash provided by
           investing activities                                                       187              1,734
                                                                             ---------------     -------------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt                                        2,600                 --
  Proceeds from issuance of common stock                                            1,300                 --
  Costs associated with private placement                                            (465)                --
                                                                             ---------------     -------------
         Net cash provided by
           financing activities                                                     3,435                 --
                                                                             ---------------     -------------


Net increase in cash and cash equivalents                                           1,342                248
Effect of exchange rate on cash                                                       (13)                14
Cash and cash equivalents, beginning of period                                      4,127              4,753
                                                                             ---------------     -------------
Cash and cash equivalents, end of period                                          $ 5,456            $ 5,015
                                                                             ===============     =============

Non-cash investing and financing activity:
Issuance of warrants to investors                                                $    636        $        --
Issuance of warrants to finder                                                   $    274        $        --
Beneficial conversion feature of Debentures                                      $    353        $        --



See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:

         The information at March 31, 2004 and for the three and six months ended March 31, 2004 and 2003, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. The Company's revenue during the three and six months ended March 31, 2004 and 2003 consisted of license fees and service charges from service agreements with bookmakers located in the United Kingdom. The Company recognizes revenue from its current service agreements as it is earned based on a percentage share of the wagering revenue. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


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

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Private Placement (continued):

         The Debentures are convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) beginning in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. The Company also under certain conditions has the right to force conversion of all or a portion of the Debentures into Common Stock. The conversion price of the Debentures and the exercise price of the Investor Warrants are subject to adjustment under certain circumstances. While at least 50% of the $2.6 million in Debentures are outstanding, the Debentures contain covenants that restrict the ability of the Company to incur indebtedness that is pari passu with or senior to the Debentures, except for certain specified types of indebtedness not to exceed $625,000 or except for indebtedness incurred in connection with a business combination transaction.

         The fair value assigned to the warrants ($636,000) was determined using the Black Scholes option pricing model. A beneficial conversion feature of $353,000 representing the intrinsic value of the conversion price after the allocation of the proceeds based on their relative fair values was recorded as a reduction in the value of the Debentures. These discounts to the Debentures will be accreted as additional non-cash interest expense over the life of the debt using the effective interest method. The following table summarizes the valuation of the debentures at March 31, 2004:

                                                                 $(000s)
                                                                 --------
         7.5% convertible debentures, principal                  $2,600
         Less:
         Discount due to allocation of proceeds                    (590)
         Beneficial conversion feature                             (353)
                                                                 --------
                                                                  1,657
         Amortization of discount                                   125
                                                                 -------
         7.5% convertible debentures, net balance
         at March 31, 2004                                       $1,782
                                                                 =======

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Stock Options:


         The Company has adopted the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 148, the Company's net loss would have been increased to the pro forma amounts indicated below (amounts in thousands):

                                                             Three Months Ended         Six Months Ended
                                                                   March 31,                March 31,
                                                             2004           2003        2004           2003
                                                             ----           ----        ----           ----

         Net loss, as reported                             $(1,551)       $(1,237)    $(2,776)       $(2,495)

         Deduct: Total stock-based
           employee compensation
           expense determined under
           fair value based method                             (25)           (72)        (50)          (145)
                                                           -------        -------     -------        -------

         Pro forma net loss                                $(1,576)       $(1,309)    $(2,826)       $(2,640)
                                                           =======        =======     =======        =======


         Net loss per
          common share- basic and diluted,
          as reported                                      $ (0.17)       $ (0.14)    $ (0.30)        $(0.28)
                                                           =======        =======     =======        =======

         Net loss per
          common share- basic and diluted,
          pro forma                                        $ (0.17)       $ (0.15)    $ (0.31)        $(0.30)
                                                           =======        =======     =======        =======

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for all periods), risk free interest rates of 3.67% and 3.71% in Fiscal 2004 and 2003, respectively, expected volatility of 85% and 89% in 2004 and 2003, respectively, and an expected life of 7 years (for all periods). The weighted average fair value of options granted in Fiscal 2004 and 2003 was $2.69 and $1.82, respectively.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Basic and Diluted Net Loss per Share:

         Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. Diluted net loss per share reflects the potential dilution that would occur if outstanding options and warrants were exercised and Common Stock was issued utilizing the treasury stock method.

         The Company's computation of dilutive net loss per share for the three and six months ended March 31, 2004 and 2003 does not assume any exercise of options or warrants to purchase 2,446,629 and 1,678,861 common shares, respectively, as their effect is antidilutive.

Note 5 - Preferred Stock:

         The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG on July 31, 2002, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a dividend of 6% per annum if and when declared by the Board of Directors. As of March 31, 2004, no such dividend has been declared. Series A has no liquidation preference.

Note 6 - Consulting Agreement:

         In February 2004, the Company entered into a consulting agreement with a non-related third party to provide business development, product positioning and other strategic advice. Under the terms of this one year agreement, the Company granted non-qualified options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $3.46 per share. Options for 50,000 shares will vest on August 1, 2004; 100,000 shares will vest on each of February 1, 2005 and February 1, 2006; and 50,000 shares will vest on February 1, 2007. The vested options will remain exercisable until 90 days after termination of the consulting agreement or, in the event that the consultant becomes an employee of the Company, one year after his death or disability if then employed by the Company or 90 days after termination of his employment for any other reason. The Company will value the vested options using a Black-Scholes pricing model at each vesting date and charge the cost to general and administrative expense.

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

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During the three and six months ended March 31, 2004, the Company did not capitalize any software development costs. During the three and six months ended March 31, 2003, the Company capitalized software development costs of $162,000 and $301,000, respectively, relating to certain enhancements to its SportXction(TM) product. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $81,000 and $158,000 during the three and six months ended March 31, 2004, respectively, and $36,000 and $46,000 for the three and six months ended March 31, 2003, respectively.

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

Financial Results

Three Months Ended March 31, 2004 and 2003

         Revenues for the three months ended March 31, 2004 ("Fiscal 2004") were $4,000, as compared to $8,000 during Fiscal 2003. The Cricket World Cup, which contributed significantly to our revenue during the same period in Fiscal 2003, did not recur in Fiscal 2004. In addition, there was limited promotion of the SportXction(TM) system in Fiscal 2004. The Company expects an insignificant level of revenues during the quarter ending June 30, 2004, with increasing amounts projected in future quarters as it launches the SportXction(TM) system on BSkyB's digital television platform and gains new partners.

         Cost of revenues, research and development expense for the three months ended March 31, 2004 were $469,000, as compared to $400,000 during the same period in the prior year. The increase was due to higher programming costs in the US as no software development costs were capitalized in Fiscal 2004 and increased amortization of software development costs partially offset by lower development costs in the UK.

         General and administrative expenses during the three months ended March 31, 2004 were $958,000, as compared to $894,000 during the same period in the prior year. The increase in Fiscal 2004 was primarily due to higher business development and consulting fees and professional fees partially offset by lower salary and benefit expenses at GIG.

         Other income during the three months ended March 31, 2004 was $54,000, as compared to $49,000 during the same period in the prior year. The increase in Fiscal 2004 was due to rental income as the Company began subleasing space at GIG partially offset by lower interest income.

         Interest expense during the three months ended March 31, 2004 was $182,000. This non-cash expense represents an accrual for the interest payment on the Debentures which was made in shares of Common Stock in April 2004, an amount to reflect a reduction in the debt discount which is being accreted over the life of the debt using the effective interest method as well as an amount for amortization of debt issuance costs.

         Net loss and net loss per share (basic and diluted) for the three months ended March 31, 2004 was $1,551,000 and $0.17, respectively, as compared to $1,237,000 and $0.14, respectively, during the same period in Fiscal 2003. The change is primarily the result of higher costs and interest expense in Fiscal 2004 (as described above).

Six Months Ended March 31, 2004 and 2003

         Revenues for the six months ended March 31, 2004 ("Fiscal 2004") were $12,000, as compared to $8,000 during Fiscal 2003. The increase in revenues in Fiscal 2004 resulting from an additional partner and an increase in the number of events covered were offset by the loss of revenues from the Cricket World Cup, which did not recur in Fiscal 2004 and limited promotion of the SportXction(TM) system. During Fiscal 2004, the SportXction(TM) system was in "live" operation with the Company's partners, ukbetting plc ("ukbetting") and Sportingbet plc ("Sportingbet"). The SportXction(TM) system was launched in November 2002 with ukbetting on its totalbet.co.uk website.

         Cost of revenues, research and development expense for the six months ended March 31, 2004 were $927,000, as compared to $699,000 during the same period in the prior year. The increase was primarily due to higher programming costs as no software development costs were capitalized in Fiscal 2004 as well as an increase in the amortization of capitalized development costs partially offset by lower development costs in the UK.

         General and administrative expenses during the six months ended March 31, 2004 were $1,735,000, as compared to $1,906,000 during the same period in the prior year. The decrease in Fiscal 2004 was primarily due to lower salary and benefit expenses at GIG partially offset by higher business development and consulting fees.

         Other income during the six months ended March 31, 2004 was $113,000, as compared to $102,000 during the same period in the prior year. The increase in Fiscal 2004 was due to rental income as the Company began subleasing space at GIG partially offset by lower interest income.

         Interest expense during the six months ended March 31, 2004 was $239,000. This non-cash expense represents interest on the Debentures which were made in shares of Common Stock in January and April 2004, an amount to reflect a reduction in the debt discount which is being accreted over the life of the debt using the effective interest method as well as an amount for amortization of debt issuance costs.

         Net loss and net loss per share (basic and diluted) for the six months ended March 31, 2004 was $2,776,000 and $0.30, respectively, as compared to $2,495,000 and $0.28, respectively, during the same period in Fiscal 2003. The change is primarily the result of higher costs and interest expense in Fiscal 2004 (as described above).

Liquidity and Capital Resources

         As of March 31, 2004, the Company had cash and cash equivalents totaling $5,456,000. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days.

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

         The Debentures are repayable in 24 equal monthly installments beginning in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company has the right to repay the interest and the principal in cash or shares of its Common Stock and force conversion of all or a portion of the Debentures into Common Stock. The Company made its January 1 and April 1, 2004 interest payments in shares of the Company's Common Stock and made its first principal repayment of $108,333 for the Debentures in May 2004 in cash. As permitted under the Debenture, the Company elected to defer its monthly repayment in June 2004. While at least 50% of the $2.6 million in Debentures are outstanding, the Debentures contain covenants that restrict the ability of the Company to incur indebtedness that is pari passu with or senior to the Debentures, except for certain specified types of indebtedness not to exceed $625,000 or except for indebtedness incurred in connection with a business combination transaction.

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

         The Company expects that its signed agreements not yet in "live" operation (refer to System Deployment Status) will produce meaningful revenues. The Company is also in discussions with other interactive television, legal Internet wagering, media and mobile phone operators to utilize the SportXction(TM) System. There is no assurance however, that these negotiations will result in signed agreements, or that the system will be accepted by potential users.

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

System Deployment Status

         Interactive television

         On April 10, 2003, the Company announced that GIG had signed an agreement with Sky Bet, a wholly-owned subsidiary of British Sky Broadcasting Limited ("BSkyB"). Under a twelve month trial revenue sharing arrangement commencing upon product launch, GIG will operate the SportXction(TM) System and Sky Bet will be responsible for providing the players, receiving and managing the customer's accounts, first level customer support and a comprehensive marketing program. BSkyB is the UK's largest supplier of digital TV services with approximately seven million active households throughout the UK and Ireland. BSkyB is also one of the UK's leading sports rights holders and is at the forefront of developing innovative interactive applications. We are finalizing the necessary software interface to provide compatibility between the SportXction (TM) system and the BSkyB interactive television platform. We anticipate this interface will be available for final testing in July of this year.

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

         On September 22, 2003, the Company announced GIG had signed an agreement with Stanley Interactive Limited, a wholly-owned subsidiary of Stanley Leisure Plc, operating Stanley Leisure's on-line betting business. Stanley Leisure Plc is the largest casino operator in the UK and the fourth largest operator of betting shops, with a portfolio of over 600 stores. The launch of services under this agreement has been delayed as a result of integration issues between the SportXctionTM System and Stanley Leisure's on-line back end software. Currently, there is no scheduled launch date.

         On December 30, 2003, the Company announced that GIG had signed an agreement with Tote Credit Limited, a subsidiary of the Horserace Totalisator Board which holds the internet bookmaking license for www.tote.co.uk. As part of Tote Credit's marketing undertakings the SportXction(TM) system will be promoted through its on-line website, specialist publications and through dedicated direct marketing and promotions. The Company intends to launch the SportXction(TM) system with Tote Credit during the second calendar quarter of 2004.

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

         GIG currently offers live play-by-play wagering for soccer, cricket (both one day and test matches), golf, rugby union and tennis. It has also developed football, baseball and basketball versions of the SportXction(TM) System. Development is underway to add fixed price horse racing, snooker and darts to the range of sports for which the SportXction(TM) System may be used. Additional sports, such as automobile racing are currently in the planning stage.

         Mobile phone

         On May 12, 2003, the Company announced that it had reached an additional agreement with ukbetting, to incorporate the SportXction(TM) System into a suite of betting services being marketed to key players in the UK mobile phone market. ukbetting currently supplies a range of betting services to the UK's major mobile networks including Orange, Vodafone, O2, T-Mobile and 3. On October 15, 2003, the Company announced that the SportXction(TM) System had been launched to ukbetting's wireless application protocol ("WAP") enabled users through one of the world's largest mobile operators with over 13 million UK customers. This non-marketed launch which was performed in order to gauge usability was deemed a success. To date, this product has not been promoted and, as a result, has generated an insignificant amount of wagering revenues. The Company intends to deploy this product, in conjunction with ukbetting, to other networks in the UK.

         Betting shops

         On March 15, 2004, the Company announced that it had entered into an agreement with Cyberview Technology Limited ("Cyberview") to market and distribute the SportXction(TM) System to bookmakers in the UK and Europe for use in betting shops. Cyberview provides UK bookmakers with a total Fixed Odds Betting Terminal ("FOBT") solution including full Central Server Processing, a suite of events for the player to bet on and a range of touch-screen terminals. Cyberview provides and services over 8,000 such terminals in the UK. The Company and Cyberview are currently working to develop a prototype and are in discussions with UK bookmakers to provide services.


         Non-wagering product

         On May 11, 2004, the Company announced that it had entered into an agreement with Sportinglife.com to make available the contest version of its SportXction(TM) product during the upcoming Tri-Nations international one-day cricket series in June and July of 2004. Sportinglife.com is the UK's most popular multi-sports Internet content destination. The agreement provides minimum payments for use of the software and for operating the game, plus a share in sponsorship revenues. The Company is also currently marketing the contest product in the United States, the UK and Europe.

         System enhancements

          The Company is well advanced in the development of enhancements to the SportXction(TM) System which will allow wagering using multiple currencies and will provide players with a choice of multiple languages. The Company believes that these enhancements will greatly expand the potential of the SportXctionTM System by increasing the number of markets in which the product can be made available and by making the product more appealing to global gaming operators. It is expected that these enhancements will be available in the second quarter of calendar 2004.

         The Company has also started designing a fixed-odds horseracing product for use in foreign markets. The Company believes that there are also potential uses for the Company's technology in other markets such as transaction processing for financial institutions for which a patent is pending.

Safe Harbor Statement

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available resources will be adequate to fund its requirements for the next 12 months and whether the Company will be able to meet its cash requirements; whether the Company will need to raise additional financing, and if so the terms on which it can be raised and the dilutive impact on existing shareholders; whether the outstanding Debentures will be repaid in cash or stock, the number of shares of stock that will be required to repay principal and interest on such Debentures and dilutive impact to existing shareholders; whether the Company's revenue will increase in future quarters; whether the Company will have the interface needed to provide compatibility between the SportXction(TM) System and BSkyB's digital television platform available for final testing in July of this year and whether the Company will launch the SportXction(TM) System on BSkyB's digital television platform; how long the Company will continue to incur significant losses and negative cash flow; whether the Company will enter into agreements with new partners; whether the Company or its Internet, interactive television, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue; whether wagering using fixed odds betting terminals will be introduced; whether the multi-currency and multi-language enhancements will be made available in the second quarter of calendar 2004; whether the SportXction(TM) system will be migrated onto Sportingbet's next generation back end software; whether the Company will launch the SportXction(TM) System on Stanley Leisure's on-line betting business; whether the launch of the agreement with Tote Credit Limited will take place during the second quarter of calendar 2004; whether the Company will deploy its mobile phone product on additional networks in the UK; and whether the contest version of the SportXction(TM) System will be made available to the users of Sportinglife.com in June and July 2004 . Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2003. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

Item 3.  Controls and Procedures

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Part II: Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

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

         The Debentures are initially convertible into shares of Common Stock at a price of $4.58 per share, which share price was equal to 110% of the Closing Price. The Company may require that the holders of the Debentures convert their outstanding Debentures into Common Stock under specified circumstances. The principal amount of the Debentures is repayable at the rate of $108,333 per month, commencing on May 1, 2004 and may be paid, at the Company's option, in cash or, subject to certain conditions, additional shares of Common Stock, valued at 90% of the VWAP during the 20 day period prior to the applicable payment. Interest on the Debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may be paid, at the Company's option, in cash or, subject to certain conditions, additional shares of Common Stock, valued at 90% of the VWAP during the 20 day period prior to the applicable payment (except for the interest payments due on January 1, 2004 and April 1, 2004, which are valued at 80% the VWAP during the 20-day period prior to the applicable payment). The conversion price of the Debentures and the exercise price of the Investor Warrants are subject to adjustment under certain circumstances. The Company paid interest on the Debentures in January, 2004 and April, 2004 in shares of Common Stock totaling 7,226 and 19,504 shares, respectively, to the holders of the Debentures.

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

         In connection with the private placement, the Company also entered into a Registration Rights Agreement with the Investors pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issued to the Investors, Common Stock that is issuable upon conversion of the Debentures and/or exercise of the Investor Warrants, and/or issuable in payment of principal and interest on the Debentures. The registration statement was filed on January 6, 2004 and declared effective on March 18, 2004.

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

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       NUMBER             DESCRIPTION
                       ------             -----------
                        10.01 Letter Agreement, dated April 27, 2004, between the Company and James McDade.

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

                  (b)  Reports on Form 8-K

                       Current Report on Form 8-K furnished on February 13, 2004 to report that the Company had issued a press release announcing its financial results for the three months ending December 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Interactive Systems Worldwide Inc.


Dated: May 17, 2004                      By:  /s/ Barry Mindes
                                              ----------------------------------
                                              Barry Mindes, Chairman and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Dated: May 17, 2004                      By:  /s/ James McDade
                                             -----------------------------------
                                              James McDade, Chief
                                              Financial Officer
                                              (Principal Financial Officer)