Form 10QSB
period 2004-06-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2004-08-16
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                         -----------     ------------

                         Commission file number 0-21831

                       Interactive Systems Worldwide Inc.

       (Exact name of Small Business Issuer as specified in its charter)

                Delaware                                      22-3375134
     -------------------------------                         -------------
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                        Identification No.)

     2 Andrews Drive, West Paterson, NJ                  07424
     ----------------------------------                  -----
      (Address of principal executive                   (Zip Code)
                offices)

Issuer's telephone number, including area code:  (973) 256-8181

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X     No
   -----      -----

There were 9,516,479 shares of Common Stock outstanding at August 10, 2004.

Transitional Small Business Disclosure Format (check one):
Yes          No  X
   -----       -----

Interactive Systems Worldwide Inc.
June 30, 2004
FORM 10-QSB

Index

                                                                                                 Page
                                                                                                 ----

Part I:           Financial Information

Item 1. Financial Statements,

                  Consolidated Balance Sheets at June 30, 2004 (Unaudited)
                  and September 30, 2003                                                            2

                  Consolidated Statements of Operations for the Three and Nine
                  Months Ended June 30, 2004 and 2003 (Unaudited)                                   3

                  Consolidated Statement of Stockholders' Equity for the
                  Nine Months Ended June 30, 2004 (Unaudited)                                       4

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended June 30, 2004 and 2003 (Unaudited)                                           5

Notes to Consolidated Financial Statements (Unaudited)                                            6-10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            11-18

Item 3.           Controls and Procedures                                                           19

Part II:          Other Information

Item 2. Changes in Securities and Small Business Issuer
                  Purchases of Equity Securities                                                 19-20

Item 6.           Exhibits and Reports on Form 8-K                                                  21

Signatures                                                                                          22


                  Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)

                                                                 June 30,    September 30,
                                                                  2004           2003
                                                               (Unaudited)      Note 1
                                                                --------       --------
Current assets:
  Cash and cash equivalents                                     $  4,265       $  4,127
  Accounts receivable                                                 29              9
  Investments in marketable securities                                --            190
  Other receivables                                                   10             19
  Prepaid expenses and other current assets                          213            153
                                                                --------       --------
      Total current assets                                         4,517          4,498

  Property and equipment, net                                        160            233
  Capitalized software, net                                          571            807
  Other assets                                                       596            306
                                                                --------       --------
      Total assets                                              $  5,844       $  5,844
                                                                ========       ========

                   Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                              $    343       $    308
  Accrued expenses                                                   843            555
                                                                --------       --------
      Total current liabilities                                    1,186            863
                                                                --------       --------

Long-term debt:
  Debentures, net of discount of $724 and $0, respectively         1,768             --
                                                                --------       --------
      Total long-term debt                                         1,768             --
                                                                --------       --------
        Total liabilities                                          2,954            863
                                                                --------       --------

Stockholders' Equity:
  Preferred stock, par value $.001 per share;
    2,000,000 shares authorized, 60,000 Series A
    issued and outstanding                                            --             --
  Common stock par value $.001 per share;
    20,000,000 shares authorized;
    9,597,665 and 9,177,545 issued, respectively                      10              9
  Additional paid-in capital                                      15,447         13,036
  Treasury stock, at cost, 242,000 shares                           (441)          (441)
  Accumulated  other  comprehensive loss                             (28)            (2)
  Accumulated deficit                                            (12,098)        (7,621)
                                                                --------       --------
    Total stockholders' equity                                     2,890          4,981
                                                                --------       --------
    Total  liabilities and stockholders' equity                 $  5,844       $  5,844
                                                                ========       ========


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)


                                                Three Months Ended                 Nine Months Ended
                                                    June 30,                            June 30,
                                               2004              2003              2004              2003
                                          -----------       -----------       -----------       -----------

Revenues                                  $        15       $         3       $        27       $        11
                                          -----------       -----------       -----------       -----------

Costs and expenses:
  Cost of revenues, research
    and development expense                       502               388             1,428             1,086

  General and administrative expense            1,056               712             2,791             2,620
                                          -----------       -----------       -----------       -----------
                                                1,558             1,100             4,219             3,706
                                          -----------       -----------       -----------       -----------

  Operating loss                               (1,543)           (1,097)           (4,192)           (3,695)

Other income                                      (52)              (32)             (165)             (135)
Interest expense                                  210                --               449                --
                                          -----------       -----------       -----------       -----------




   Net loss                               $    (1,701)      $    (1,065)      $    (4,477)      $    (3,560)
                                          ===========       ===========       ===========       ===========

Net loss per common share-
  basic and diluted                       $     (0.18)      $     (0.12)      $     (0.48)      $     (0.40)
                                          ===========       ===========       ===========       ===========

Weighted average basic and diluted
  common shares outstanding                 9,354,940         8,926,248         9,260,274         8,909,779
                                          ===========       ===========       ===========       ===========







See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                     For the Nine Months Ended June 30, 2004
                                   (Unaudited)

                    (Amounts in thousands except share data)


                                                                                             Accumulated
                                                        Additional                              Other
                                    Common Stock          Paid-In       Treasury Stock      Comprehensive  Accumulated
                                 Shares       Amount     Capital       Shares     Amount        Loss         Deficit       Total
                               ----------   ----------  ----------   ----------  ----------  ------------   ----------   ----------
Balance at
 September 30, 2003             9,177,545   $        9  $   13,036      242,000  $     (441)  $       (2)  $   (7,621)  $    4,981

Issuance of common stock
 through private placement        390,390            1       1,254           --          --           --           --        1,255

Issuance of warrants
  to investors                         --           --         636           --          --           --           --          636

Beneficial conversion
  feature of debentures                --           --         353           --          --           --           --          353

Issuance of warrants to
  finder in connection
  with private placement               --           --         274           --          --           --           --          274

Financing costs
 allocated to equity as
 part of private placement             --           --        (358)          --          --           --           --         (358)

Issuance of common stock
 in relation to Debentures         26,730           --          87           --          --           --           --           87

Issuance of common stock
  through exercise of options       3,000           --           2           --          --           --           --            2

Modification of
  stock option                         --           --         163           --          --           --           --          163

Net loss                               --           --          --           --          --           --       (4,477)      (4,477)

Foreign currency
  translation loss                     --           --          --           --          --          (26)          --          (26)
                                                                                                                        ----------
Comprehensive loss                                                                                                          (4,503)

                               ----------   ----------  ----------   ----------  ----------   ----------   ----------   ----------
Balance at
     June 30, 2004              9,597,665   $       10  $   15,447      242,000  $     (441)  $      (28)  $  (12,098)  $    2,890
                               ==========   ==========  ==========   ==========  ==========   ==========   ==========   ==========




See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)


                                                                     Nine Months Ended
                                                                        June 30,

                                                                    2004          2003
                                                                 -------       -------
Cash flows from operating activities:
    Net loss                                                     $(4,477)      $(3,560)
Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation and amortization                               312           158
         Non-cash option charge                                      163            23
      Non-cash interest expense                                      360            --
      Non-cash amortization of debt issuance costs                    89            --
Changes in assets and liabilities:
    Accounts receivable                                              (20)           (5)
    Other receivables                                                  9         1,092
    Prepaid expenses and other current assets                        (60)          (63)
    Other assets                                                       2           (56)
    Accounts payable                                                  35           (86)
    Accrued expenses                                                 235           119
                                                                 -------       -------
                 Net cash used in
                       operating activities                       (3,352)       (2,379)
                                                                 -------       -------

Cash flows from investing activities:
    Proceeds from sales of investments                               190         2,616
    Purchase of property and equipment                                (3)          (19)
    Capitalized software                                              --          (399)
                                                                 -------       -------
                 Net cash provided by
                       investing activities                          187         2,200
                                                                 -------       -------

Cash flows from financing activities:
    Proceeds from issuance of convertible debt                     2,600            20
    Repayment of convertible debt                                   (108)           --
    Proceeds from issuance of common stock                         1,302            --
    Costs associated with private placement                         (465)           --
                                                                 -------       -------
                 Net cash provided by
                       financing activities                        3,329            20
                                                                 -------       -------

Net increase (decrease) in cash and cash equivalents                 164          (159)
Effect of exchange rate on cash                                      (26)           16
Cash and cash equivalents, beginning of period                     4,127         4,753
                                                                 -------       -------
Cash and cash equivalents, end of period                         $ 4,265       $ 4,610
                                                                 =======       =======

Non-cash investing and financing activity:
Issuance of warrants to investors                                $   636       $    --
Issuance of warrants to finder                                   $   274       $    --
Beneficial conversion feature of Debentures                      $   353       $    --



See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:

         The information at June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-KSB filed with the SEC.


         The Company's revenue during the three and nine months ended June 30, 2004 and 2003 consisted of license fees and service charges from agreements with companies located in the United Kingdom. The Company recognizes revenue from its agreements with bookmakers as it is earned based on a percentage share of the wagering revenue and with other non-wagering companies based on agreed service charges.


Note 2 - Private Placement:


         On November 24, 2003, the Company entered into a financing agreement relating to a $3.9 million Private Placement with institutional investors consisting of $2.6 million of 7.5% Convertible Debentures ("Debentures") and $1.3 million for 390,390 shares of the Company's Common Stock ($3.33 per share). The investors also received warrants ("Investor Warrants") that expire in November 2008 to purchase 281,250 shares of Common Stock at $4.58 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $3,435,000. In addition, a finder in connection with the Private Placement received warrants to purchase an aggregate of 95,808 shares of Common Stock at $5.06 per share, which were valued at $274,000 using the Black Scholes option pricing model. The proceeds as well as the costs and expenses of the

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                  (Unaudited)

Note 2 - Private Placement (continued):

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

         The fair value assigned to the warrants ($636,000) was determined using the Black Scholes option pricing model. A beneficial conversion feature of $353,000 representing the intrinsic value of the conversion price after the allocation of the proceeds based on their relative fair values was recorded as a reduction in the value of the Debentures. These discounts to the Debentures will be accreted as additional non-cash interest expense over the life of the debt using the effective interest method. The following table summarizes the valuation of the debentures at June 30, 2004:

                                                                  $  (000s)
         7.5% convertible debentures, principal                      $2,600
         Less:
         Discount due to allocation of proceeds                        (590)
         Beneficial conversion feature                                 (353)
                                                                   --------
                                                                      1,657
         Repayment of principal                                        (108)
         Amortization of discount                                       219
                                                                    -------
         7.5% convertible debentures, net balance
         at June 30, 2004                                           $ 1,768
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


                                        Three Months Ended         Nine Months Ended
                                             June 30,                   June 30,
                                       -------       -------       -------       -------
                                         2004          2003          2004          2003
                                       -------       -------       -------       -------

Net loss, as reported                  $(1,701)      $(1,065)      $(4,477)      $(3,560)
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method                  (27)          (46)          (77)         (177)
                                       -------       -------       -------       -------

Pro forma net loss                     $(1,728)      $(1,111)      $(4,554)      $(3,737)
                                       =======       =======       =======       =======

Net loss per
 common share- basic and diluted,
 as reported                           $ (0.18)      $ (0.12)      $ (0.48)      $ (0.40)
                                       =======       =======       =======       =======

Net loss per
 common share- basic and diluted,
 pro forma                             $ (0.18)      $ (0.12)      $ (0.49)      $ (0.42)
                                       =======       =======       =======       =======


         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for all periods), risk free interest rates of 3.23% and 3.71% in Fiscal 2004 and 2003, respectively, expected volatility of 83% and 89% in 2004 and 2003, respectively, and an expected life of 7 years (for all periods). The weighted average fair value of options granted in Fiscal 2004 and 2003 was $2.44 and $1.82, respectively.

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

         The Company's computation of dilutive net loss per share for the three and nine months ended June 30, 2004 and 2003 does not assume any exercise of options or warrants to purchase 2,363,629 and 1,517,571 common shares, respectively, as their effect is antidilutive.

         In April 2004 and April 2003, the Company modified certain conditions associated with previously issued options to purchase 94,661 and 8,000 shares, respectively. Based upon such modification, the Company has recorded these modifications as new grants and has recognized compensation expense (included in general & administrative expense) in the consolidated statement of operations of $163,000 during the three months and nine months ended June 30, 2004 and $23,000 during the three months and nine months ended June 30, 2003.

Note 5 - Preferred Stock:

         The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG on July 31, 2002, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a dividend of 6% per annum if and when declared by the Board of Directors. As of June 30, 2004, no such dividend has been declared. Series A has no liquidation preference.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Consulting Agreement:

         In February 2004, the Company entered into a consulting agreement with a non-related third party to provide business development, product positioning and other strategic advice. Under the terms of this agreement, the Company granted non-qualified options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $3.46 per share, of which 50,000 options vested on August 1, 2004. The Company terminated the consulting agreement effective August 1, 2004 and, as a result, the remaining options were cancelled. The Company will recognize compensation expense of $13,000 at August 1, 2004 and charge the cost to general and administrative expense.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations

DESCRIPTION OF BUSINESS

         ISWI has designed, developed and patented an interactive hardware and proprietary software system, the SportXction(TM) System, which enables play-by-play wagering and contests in the emerging interactive sports gaming market. ISWI, through its wholly owned subsidiary, Global Interactive Gaming Limited ("GIG"), operates the SportXction(TM) System, in conjunction with established wagering and content partners. The Company's revenue consists of license fees and service charges from agreements with companies located in the United Kingdom. The agreements between the Company and its partners precludes the partners from using the Company's SportXction(TM) System software to accept wagers from the United States and any other location where it is illegal to do so. The Company has also implemented controls which prevent potential users from the United States from being able to use the Company's SportXction(TM) System.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company prepares its Financial Statements in conformity with accounting principles generally accepted in the United States of America. Certain of the Company's accounting policies, including accounting for software development costs; depreciation, amortization of long-lived assets, including intangible assets; and deferred income taxes require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These estimates and judgments are subject to an inherent degree of uncertainty and are evaluated by the Company on an ongoing basis. The Company bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis in making judgments about the carrying values of assets and liabilities that are not readily apparent from others sources. The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During the three and nine months ended June 30, 2004, the Company did not capitalize any software development costs. During the three and nine months ended June 30, 2003, the Company capitalized software development costs of $101,000 and $399,000, respectively, relating to certain enhancements to its SportXction(TM) product. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $79,000 and $237,000 during the three and nine months ended June 30, 2004, respectively, and $36,000 and $82,000 for the three and nine months ended June 30, 2003, respectively.

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

FINANCIAL RESULTS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

         Revenues for the three months ended June 30, 2004 ("Fiscal 2004") were $15,000, as compared to $3,000 during the same period in 2003 ("Fiscal 2003"). The increase in Fiscal 2004 is due to the addition of a non-wagering prediction game, new partners and an increase in the number of events covered. In June and July 2004, the Company successfully launched a contest version (i.e. non-wagering) of its SportXction(TM) System during the Tri-Nations cricket tournament for sportinglife.com. Revenues for Fiscal 2004 also include service charges from the Company's agreements with Sportingbet plc (launched in August
2003) and totesport.com (launched in early June 2004), which were not in "live" operation in Fiscal 2003. The Company expects a comparable level of revenues during the quarter ending September 30, 2004, with increasing amounts projected in future quarters as it launches the SportXction(TM) System on BSkyB's digital television platform and gains new partners.

         Cost of revenues, research and development expense for the three months ended June 30, 2004 were $502,000, as compared to $388,000 during the same period in the prior year. The increase was primarily due to higher programming costs as no software development costs were capitalized in Fiscal 2004 as well as an increase in the amortization of capitalized development costs.

         General and administrative expenses during the three months ended June 30, 2004 were $1,056,000, as compared to $712,000 during the same period in the prior year. The increase in Fiscal 2004 was primarily due to non-cash charges associated with the modification of options, higher business development and consulting fees and higher costs incurred at GIG as a result of a decline in the value of the US dollar.

         Other income during the three months ended June 30, 2004 was $52,000, as compared to $32,000 during the same period in the prior year. The increase in Fiscal 2004 was due to rental income as the Company began subleasing space at GIG partially offset by lower interest income.

         Interest expense during the three months ended June 30, 2004 was $210,000. This non-cash expense represents interest on the Debentures which was satisfied in shares of Common Stock, an amount to reflect a reduction in the debt discount which is being accreted over the life of the debt using the effective interest method as well as an amount for amortization of debt issuance costs.

         Net loss and net loss per share (basic and diluted) for the three months ended June 30, 2004 was $1,701,000 and $0.18, respectively, as compared to $1,065,000 and $0.12, respectively, during the same period in Fiscal 2003. The change is primarily the result of higher costs and interest expense in Fiscal 2004 (as described above).


NINE MONTHS ENDED JUNE 30, 2004 AND 2003

         Revenues for the nine months ended June 30, 2004 were $27,000, as compared to $11,000 during Fiscal 2003. The increase is the result of the addition of a non-wagering prediction game, new partners and an increase in the number of events covered. In June and July 2004, the Company successfully launched a contest version (i.e. non-wagering) of its SportXction(TM) System during the Tri-Nations cricket tournament for sportinglife.com. The revenues for Fiscal 2004 also include service charges from the Company's agreements with Sportingbet plc (launched in August 2003) and totesport.com (launched in early June 2004), which were not in "live" operation in Fiscal 2003.

         Cost of revenues, research and development expense for the nine months ended June 30, 2004 were $1,428,000, as compared to $1,086,000 during the same period in the prior year. The increase was primarily due to higher programming costs as no software development costs were capitalized in Fiscal 2004 as well as an increase in the amortization of capitalized development costs partially offset by lower costs at GIG.

         General and administrative expenses during the nine months ended June 30, 2004 were $2,791,000, as compared to $2,620,000 during the same period in the prior year. The increase in Fiscal 2004 was primarily due to higher business development and consulting fees, non-cash charges associated with the modification of options, partially offset by lower salary and benefit expenses at GIG.

         Other income during the nine months ended June 30, 2004 was $165,000, as compared to $135,000 during the same period in the prior year. The increase in Fiscal 2004 was due to rental income as the Company began subleasing space at GIG partially offset by lower interest income.

         Interest expense during the nine months ended June 30, 2004 was $449,000. This non-cash expense represents interest on the Debentures which was satisfied in shares of Common Stock, an amount to reflect a reduction in the debt discount which is being accreted over the life of the debt using the effective interest method as well as an amount for amortization of debt issuance costs.

         Net loss and net loss per share (basic and diluted) for the nine months ended June 30, 2004 was $4,477,000 and $0.48, respectively, as compared to $3,560,000 and $0.40, respectively, during the same period in Fiscal 2003. The change is primarily the result of higher costs and interest expense in Fiscal 2004 (as described above).

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, the Company had cash and cash equivalents totaling $4,265,000. Cash and cash equivalents consist of funds held on deposit with banking institutions with original maturities of less than 90 days.

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

         The Debentures are repayable in 24 equal monthly installments of $108,333 beginning in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company has the right to repay the interest and the principal in cash or shares of its Common Stock and force conversion of all or a portion of the Debentures into Common Stock. To date, the Company has made all interest payments with respect of the Debentures in shares of the Company's Common Stock. The Company made its principal repayment in May 2004 in cash, elected to defer its monthly repayment in June 2004 as permitted under the Debenture and made its principal repayments in July 2004 and August 2004 in shares of the Company's Common Stock. While at least 50% of the $2.6 million in Debentures are outstanding, the Debentures contain covenants that restrict the ability of the Company to incur indebtedness that is pari passu with or senior to the Debentures, except for certain specified types of indebtedness not to exceed $625,000 or except for indebtedness incurred in connection with a business combination transaction.

         The Company's operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2004. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements for the next 12 months based upon the Company's current business plan and longer, subject to the revenues generated by the SportXction(TM) System. The Company may be required to seek additional funding to prosecute its international development and growth plans, as well as provide additional liquid resources in the event that the growth in revenues is slower than anticipated. If such funding were in the form of an equity financing, such additional funding would be dilutive to existing shareholders of the Company. If the Company is unable to raise additional funding on terms deemed reasonable or at all, then the Company may be required to curtail certain operations in order to reduce its expenses.


         The Company expects that its signed agreements not yet in "live" operation (see System Deployment Status) will produce meaningful revenues. The Company is also in discussions with other interactive television, legal Internet wagering, media and mobile phone operators to utilize the SportXction(TM) System. There is no assurance however, that these negotiations will result in signed agreements, or that the system will be accepted by potential users.

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

SYSTEM DEPLOYMENT STATUS

         INTERACTIVE TELEVISION

         On April 10, 2003, the Company announced that GIG had signed an agreement with Sky Bet, a wholly-owned subsidiary of British Sky Broadcasting Limited ("BSkyB"). Under a twelve month trial revenue sharing arrangement commencing upon product launch, GIG will operate the SportXction(TM) System and Sky Bet will be responsible for providing the players, receiving and managing the customer's accounts, first level customer support and a comprehensive marketing program. BSkyB is the UK's largest supplier of digital TV services with approximately seven million active households throughout the UK and Ireland. BSkyB is also one of the UK's leading sports rights holders and is at the forefront of developing innovative interactive applications. The Company has received design approval and is finalizing the necessary software interface to provide compatibility between the SportXction(TM) System and the BSkyB interactive television platform. The project is scheduled for completion late this summer, followed by a subsequent delivery to BSkyB to undergo their rigorous testing regimen.

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

         On September 22, 2003, the Company announced GIG had signed an agreement with Stanley Interactive Limited, a wholly-owned subsidiary of Stanley Leisure Plc, operating Stanley Leisure's on-line betting business. Stanley Leisure Plc is the largest casino operator in the UK and the fourth largest operator of betting shops, with a portfolio of over 600 stores. The launch of services under this agreement has been delayed as a result of integration issues between the SportXction(TM) System and Stanley Leisure's on-line back end software. Currently, there is no scheduled launch date.

         On December 30, 2003, the Company announced that GIG had signed an agreement with Tote Credit Limited, a subsidiary of the Horserace Totalisator Board which holds the internet bookmaking license for totesport.com. As part of Tote Credit's marketing undertakings the SportXction(TM) System will be promoted through its on-line website, specialist publications and through dedicated direct marketing and promotions. The Company launched the SportXction(TM) System on the totesport.com website in early June 2004.

         On June 17, 2004, the Company announced that GIG had signed an agreement with Victor Chandler UK Limited, the UK based operating arm of the Victor Chandler Group, one of the world's leading independent betting and gaming companies. On July 15, 2004, the Company announced that GIG had also signed an agreement with Victor Chandler International, the Gibraltar based operating arm of the Victor Chandler Group. The agreements are for the incorporation of the Company's SportXction(TM) System into Victor Chandler's UK and international websites with launches scheduled during August and September 2004.

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

         NON-WAGERING PRODUCT

         During June and July, 2004, the Company successfully launched a contest version (ie. non-wagering) of its SportXction(TM) System with Sportinglife.com during the Tri-Nations international one-day cricket series. Sportinglife.com is the UK's most popular multi-sports Internet content destination. The Company is currently marketing the contest product to professional leagues, professional teams and sports rights holders in the United States, the UK and Europe.

         SYSTEM ENHANCEMENTS

         In July 2004, the Company announced the launch of its new multi-language and multi-currency version of its SportXction(TM) System which allows wagering using multiple currencies and provides players with a choice of languages. The initial launch targeted the Greek speaking market with a Turkish version scheduled to launch in September 2004. The Company expects additional foreign language launches throughout the world.

         The Company is in the advanced stages of design of a fixed-odds horseracing product for use in foreign markets. The Company believes that there are also potential uses for the Company's technology in other markets such as transaction processing for financial institutions for which a patent is pending.

SAFE HARBOR STATEMENT

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available resources will be adequate to fund its requirements for the next 12 months and whether the Company will be able to meet its cash requirements; whether the Company will need to raise additional financing, and if so the terms on which it can be raised and the dilutive impact on existing shareholders; whether the outstanding Debentures will be repaid in cash or stock, the number of shares of stock that will be required to repay principal and interest on such Debentures and dilutive impact to existing shareholders; whether the Company's revenue will increase in future quarters; whether the Company will have the interface needed to provide compatibility between the SportXction(TM) System and BSkyB's digital television platform available late this summer and whether the Company will launch the SportXction(TM) System on BSkyB's digital television platform; how long the Company will continue to incur significant losses and negative cash flow; whether the Company will enter into agreements with new partners; whether the Company or its Internet, interactive television, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue; whether wagering using fixed odds betting terminals will be introduced; whether a Turkish version of the SportXction(TM) System will be made available in September 2004 and whether additional foreign language launches in Europe, Asia, Africa and South America will take place; whether the SportXction(TM) System will be migrated onto Sportingbet's next generation back end software; whether the Company will launch the SportXction(TM) System on Stanley Leisure's on-line betting business; whether the Company will launch the SportXction(TM) System on Victor Chandler's websites in August and September 2004; and whether the Company will deploy its mobile phone product on additional networks in the UK. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2003. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

Part II: Other Information

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         On November 24, 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "Investors"), under which the Company issued and sold to the Investors in a private placement (i) $2.6 million of aggregate principal amount of 7.5% convertible Debentures due April 1, 2006, (ii) 390,390 shares of Common Stock priced at $3.33 per share, which share price is equal to 80% of the daily volume weighted average price of the Common Stock on the NASDAQ SmallCap Market as reported by Bloomberg Financial L.P. (the "VWAP") during the ten day period prior to November 21, 2003 (the "Closing Price"), and (iii) Investor Warrants to purchase 281,250 shares of Common Stock at an exercise price of $4.58 per share, which share price is equal to 110% of the Closing Price and which are exercisable until November 24, 2008. Net proceeds from the private placement, after estimated costs and expenses, were approximately $3.4 million and will provide additional working capital to the Company.

         The Debentures are initially convertible into shares of Common Stock at a price of $4.58 per share, which share price was equal to 110% of the Closing Price. The Company may require that the holders of the Debentures convert their outstanding Debentures into Common Stock under specified circumstances. The principal amount of the Debentures is repayable at the rate of $108,333 per month commencing on May 1, 2004 and may be paid, at the Company's option, in cash or, subject to certain conditions, additional shares of Common Stock, valued at 90% of the VWAP during the 20 day period prior to the applicable payment. Interest on the Debentures is payable quarterly on January 1, April 1, July 1, and October 1 and may be paid, at the Company's option, in cash or, subject to certain conditions, additional shares of Common Stock, valued at 90% of the VWAP during the 20 day period prior to the applicable payment (except for the interest payments due on January 1, 2004 and April 1, 2004, which are valued at 80% the VWAP during the 20-day period prior to the applicable payment). The conversion price of the Debentures and the exercise price of the Investor Warrants are subject to adjustment under certain circumstances. To date, the Company has made all interest payments with respect of the Debentures in shares of the Company's Common Stock. The Company made its principal repayment in May 2004 in cash, elected to defer its monthly repayment in June 2004 as permitted under the Debenture and made its principal repayments in July 2004 and August 2004 in shares of the Company's Common Stock.

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

         On March 15, 2004, at the Company's Annual Meeting of Stockholders, the stockholders approved the possible issuance of Common Stock in connection with the Private Placement of more than 20% of the Company's total shares outstanding immediately prior to the Private Placement.

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

             None.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Interactive Systems Worldwide Inc.


Dated: August 16, 2004                  By:  /s/ Barry Mindes
                                             ----------------------------------
                                             Barry Mindes, Chairman and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Dated: August 16, 2004                  By:  /s/ James McDade
                                             --------------------
                                             James McDade, Chief Financial
                                             Officer
                                             (Principal Financial Officer)