Form 10KSB
period 2004-09-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2004-12-21
CIK 1025995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
(MARK ONE)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2004

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
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|
         The issuer's revenues for its most recent fiscal year (ended September 30, 2004) were $45,000.
         The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of December 13, 2004 was approximately $21,850,000.
         The number of shares of Common Stock, $.001 par value, outstanding as of December 13, 2004 was 9,692,420.
         The issuer hereby incorporates by reference into Part III of this report, its definitive proxy statement to be filed on or prior to January 28, 2005. If the definitive proxy statement is not filed on or prior to January 28, 2005, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 2005.
         Transitional Small Business Disclosure Format (check one):
YES | |        NO  |X|

                                     PART I

         ITEM 1. DESCRIPTION OF BUSINESS

         THE COMPANY

         Interactive Systems Worldwide Inc. ("ISWI") has designed, developed and patented an interactive hardware and proprietary software system (the "SportXction(TM) System") that enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis, rugby, cricket and snooker, among many others. The SportXction(TM) System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, which player will score next, will a batter get on base or will a penalty shot be successful. The SportXction(TM) System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

         The SportXction(TM) System software monitors and changes the odds on the contestants in a sporting event to induce the players to wager such that the betting pool for each betting proposition is continuously driven toward a financial balance, to within a pre-set level. In general, a balanced pool is achieved when the money bet on the losing outcomes of a betting proposition is sufficient to pay off the winning outcomes of that proposition plus provide the operator with a commission for brokering the transactions. The SportXction(TM) System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, subtracting bet amounts and adding payouts. The SportXction(TM) System has been developed to allow wagers to be placed simultaneously through a variety of input devices, all interconnected to our central system, such as interactive television set-top boxes, personal computers communicating via the Internet and mobile telephones. The Company has also developed a non-wagering (i.e. contest) version of the SportXction(TM) System. The SportXction(TM) System is also being readied for use in conjunction with fixed odds betting terminals ("FOBTs"), a service which was previously available with an earlier version of the SportXction(TM) System.

         On July 31, 2002, ISWI, through a wholly-owned subsidiary, acquired all of the outstanding share capital of Global Interactive Gaming Limited ("GIG") a British interactive gaming service provider located in London, England, that markets its services to interactive television carriers which employ satellite, cable and terrestrial programming, mobile telephone operators, licensed bookmakers and casinos. Prior to the acquisition, GIG had been ISWI's worldwide exclusive licensee for its technology in all business activities for which the technology was legally usable other than wagering in Nevada and for securities transactions and lotteries. GIG has wholly owned subsidiaries, GIG Operations Limited, which holds a British bookmaker's agency permit, and Brightform Limited, which holds a British bookmaker's permit, and is therefore capable of offering its own complete betting service.

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

         RECENT DEVELOPMENTS

         On November 12, 2004, ISWI entered into a financing agreement relating to a $3.0 million private placement with two institutional investors of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"), which is initially convertible into an aggregate of 977,470 shares of ISWI's common stock, par value $.001 per share ("Common Stock") at a conversion price of $3.07 per share, a 5% premium to the closing price on that date. The investors also received warrants to purchase 513,172 shares of Common Stock which have a five year term and are exercisable at $3.36 per share, a 15% premium to the closing price on that date (the "Investor Warrants"). Net proceeds from the private placement, after estimated costs and expenses were approximately $2.6 million and will provide additional working capital to the Company.

         Holders of the Series B Preferred Stock are entitled to receive a 6% annual dividend, payable in cash or, subject to certain conditions, shares of Common Stock at the Company's option. Under the terms of the transaction, and subject to certain conditions, ISWI has the right to force conversion of all or a portion of the Series B Preferred Stock into Common Stock. In addition, the Series B Preferred Stock and Investor Warrants are subject to certain anti-dilution protection. A placement agent in this transaction received a cash fee and warrants to purchase 102,740 shares of Common Stock which have a term of five years and are exercisable at $3.50 per share.

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

         The focus of ISWI then shifted to being a licensor as a result of the signing of License Agreements (collectively, the "License Agreements") with GIG in March 2000. Under the terms of the License Agreements, ISWI granted to GIG exclusive licenses to market, distribute and use ISWI's interactive SportXction(TM) System software, technology and patents on the Internet and interactive television, in all business activities in which such technology was legally usable, including for contests and wagering on sporting events world-wide. Excluded from the licenses were the continued use of the SportXction(TM) System in Nevada for wagering, and the application of ISWI's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The License Agreements provided that ISWI would be paid the lesser of 25% of the gross profit or 1% of the gross handle, subject to guaranteed annual minimums during the term of the License Agreements. ISWI's efforts between early 2000 and 2002 focused on enhancing the SportXction(TM) System for use by GIG. GIG's majority stockholders were Prisma iVentures Ltd., a U.K. company and subsidiary of The Kirch Group, a German media conglomerate, and MultiSport Games Development, Inc., a Delaware corporation ("MultiSport"). As a result of Kirch Media's insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group ceased providing funding for GIG. On July 31, 2002, ISWI acquired GIG, and as a result, the Company, through GIG, is now in the business of providing interactive gaming services using the SportXction(TM) System to business partners such as licensed bookmakers, mobile telephone companies, cable and satellite television companies and operators of Internet wagering sites, in locations where legally permitted. Subsequent to the acquisition, the License Agreements were modified and no longer provide an exclusive license to GIG or guaranteed annual minimums.

         INDUSTRY OVERVIEW

         In sports wagering, the gaming establishment, or "house," generally seeks to maintain a "balanced book." A balanced book is achieved when the money bet on the losing outcomes of a betting proposition is sufficient to pay off the bets on the winning outcome of that proposition. To accomplish this, the house gives either a handicap (the point spread or margin by which the favorite must win) or odds (a greater than equal payout on winning to the underdog or a lesser one to the favorite) on the outcome of the event, or a combination of both. The house's goal in general is to have the funds paid to the winners equal the amount received from the losers, less the commissions that the house charges for brokering the transactions and the use of its facilities.

         Sports bettors want to know the odds or point spread (the "line") of the wager at the time the bet is placed. While the odds or point spread might change as the house attempts to balance its book, the terms for previously placed bets remain the same. Thus, bettors who place several bets on the same team or contestant over a period of time could have different odds or point spreads on each wager depending upon when the bet was placed.

         The profits of dedicated sports wagering facilities ("Sports books") depend upon the reliability of the odds and its adjustment of the odds when necessary. On occasion, the house's initial handicap or odds will not result in a balanced book because the players do not agree with the house's assessment of the expected outcome of the contest or an event that takes place during the contest for which a betting proposition is being offered. The house will attempt to attract bets on one potential outcome of the proposition by changing or moving the line up or down to induce a betting pattern which will lead toward a balanced book. If this is not possible, the house may only accept bets which are matched in payout so that no further imbalance will be created, refuse to accept wagers on one of the contestants or limit the maximum amount of money that will be accepted on a betting line to attempt to avoid the risk of taking an unacceptable number of bets on one potential outcome of a betting proposition. When the limit is reached, the line is moved. Currently, sports wagering establishments do not change odds or handicaps frequently in order to balance pools. The odds or handicaps are changed usually only after the book gets substantially out of balance, if at all. Sports books currently are rarely perfectly balanced. To the extent that the book is not balanced, the sports book takes risk on the outcome of the game or event which varies directly with the level of imbalance. As a result, although the operator can gain extraordinary profits if the outcome of the proposition favors the side which has too little payout associated with it, the operator is gambling on a given outcome, instead of brokering a transaction for a fee.

         The Internet is the largest present venue for sports wagering worldwide as it is legal in many countries outside of the United States. According to Christiansen Capital Advisors, a market-research firm, revenues from online gambling totaled $5.7 billion in 2003. A significant amount of sports wagering internationally also takes place in betting parlors, where bettors place bets and redeem winnings; and to a lesser degree, in betting facilities where bettors view sporting events while wagering. Interactive wagering using interactive television ("iTV") set-top boxes is a rapidly growing market. Market research from KPMG and Screen Digest both estimate that by 2007 iTV will generate approximately $5 billion in gross revenues. Wagering using a mobile phone is also a developing market. Jupiter Research, a U.K. based research firm, forecasts that global mobile gambling revenues will reach $2 billion by 2006 assuming that the right operating conditions are set by the industry, its regulators and partners.

         In the United States, gambling over the Internet is illegal both for players and operators of Internet wagering sites. United States law prohibits players located in the United States from placing bets on Internet sites that are operated by legally licensed foreign nationals. Largely as a result of increasing regulatory and financial pressure, credit cards and other payment providers in the United States have stopped accepting charges and most media companies have ceased accepting advertisements from gambling Internet sites. iTV and mobile phone wagering is also illegal in the United States except for in Nevada. The agreements between the Company and its partners precludes the partners from using the Company's SportXction(TM) System software to accept wagers from the United States and any other location where it is illegal to do so. The Company has also implemented controls which prevent potential users from the United States from being able to use the Company's SportXction(TM) System.

         Although not currently operating in Nevada, ISWI holds a gaming license as an operator of an "inter-casino linked system" and is registered with the Nevada Gaming Commission as a publicly-traded corporation. The Company retains the right to re-enter the Nevada sports wagering market at some future date, which it might do with its SportXction(TM) System or a subset thereof.

         SYSTEM DEPLOYMENT STATUS

         INTERACTIVE TELEVISION

         On April 10, 2003, the Company announced that GIG had signed an agreement with Sky Bet, a wholly-owned subsidiary of British Sky Broadcasting Limited ("BSkyB"). Under this twelve month trial revenue sharing arrangement which commences upon product launch, GIG will operate the SportXction(TM) System and Sky Bet will be responsible for comprehensive marketing program. BSkyB is the U.K.'s largest supplier of digital TV services with approximately 7.4 million active households throughout the U.K. and Ireland. BSkyB is also one of the U.K.'s leading sports rights holders and is at the forefront of developing innovative interactive applications. On October 14, 2004, the Company announced that it had completed the development of its iTV wagering product. The product has been delivered to BSkyB and is currently undergoing testing. The launch of services under this agreement is now scheduled early in calendar 2005.

         INTERNET

         On September 18, 2002, the Company announced that GIG had signed an agreement with ukbetting plc ("ukbetting") for the incorporation of the SportXctionTM System into ukbetting's sports wagering web sites. In November 2002, the System was successfully launched on the totalbet.co.uk website during a series of games. ukbetting introduced the SportXctionTM System on a second on-line wagering website in January 2003, ukbetting.com.

         On August 21, 2003, the Company announced GIG had signed an interim agreement with Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, to incorporate the SportXctionTM System into Sportingbet's U.K. and European sports wagering web sites, for use in those venues. Sportingbet Plc is one of the world's largest Internet sports wagering service providers. The SportXctionTM System was launched on Sportingbet.com in August 2003, Sportingbet.gr (Greece) in July 2004 and miapuesta.com (Spain) in November 2004. This interim agreement is still in effect as Sportingbet completes work on its next generation back end software and the parties discuss the possible migration of the SportXction(TM) System into this new environment.

         On September 22, 2003, the Company announced GIG had signed an agreement with Stanley Interactive Limited, a wholly-owned subsidiary of Stanley Leisure Plc, operating Stanley Leisure's on-line betting business. Stanley Leisure Plc is the largest casino operator in the U.K. and the fourth largest operator of betting shops, with a portfolio of over 600 stores. The launch of services under this agreement has been delayed as a result of integration issues between the SportXction(TM) System and Stanley Leisure's on-line back end software. Currently, there is no scheduled launch date.

         On December 30, 2003, the Company announced that GIG had signed an agreement with Tote Credit Limited, a subsidiary of the Horserace Totalisator Board which holds the internet bookmaking license for totesport.com. The Company launched the SportXction(TM) System on the totesport.com website in June 2004.

         On June 17, 2004, the Company announced that GIG had signed an agreement with Victor Chandler U.K. Limited, the U.K. based operating arm of the Victor Chandler Group, one of the world's leading independent betting and gaming companies. On July 15, 2004, the Company announced that GIG had also signed an agreement with Victor Chandler International, the Gibraltar based operating arm of the Victor Chandler Group. The Company launched the SportXction(TM) System on the Victor Chandler's U.K. and international websites in August and October 2004, respectively.

         Under these non-exclusive agreements, which provide the Company with a share of the wagering revenue, GIG furnishes the technology and operates the system, and the partner is responsible for marketing the product, first level customer support and for processing customer financial transactions. The Company's revenue primarily consists of service charges calculated based on net wagering revenue or loss after payment of winnings and taxes. Thus, the Company may have financial exposure and assumes certain pool imbalance risks associated with being a part of the house.

         GIG currently offers live play-by-play wagering for soccer, cricket (both one day and test matches), golf, rugby union, tennis and snooker. It has also developed football, baseball and basketball versions of the SportXction(TM) System. Development is underway to add fixed-odds horse racing and darts to the range of sports for which the SportXction(TM) System may be used. Additional sports, such as automobile racing are currently in the planning stage. GIG offered live play-by-play wagering on approximately 800 events during the year ending September 30, 2004. GIG intends to offer wagering on approximately 1,000 events during fiscal year 2005.

         MOBILE PHONE

         On May 12, 2003, the Company announced that it had reached an additional agreement with ukbetting, to incorporate the SportXction(TM) System into a suite of betting services being marketed to key players in the U.K. mobile phone market. ukbetting currently supplies a range of betting services to the U.K.'s major mobile networks including Orange, Vodafone, O2, T-Mobile and 3. On October 15, 2003, the Company announced that the SportXction(TM) System had been launched to ukbetting's wireless application protocol ("WAP") enabled users through one of the world's largest mobile operators. This non-marketed launch which was performed in order to gauge usability was deemed a success. To date, this product has not been promoted and, as a result, has generated an insignificant amount of wagering revenues. The Company intends to deploy this product, in conjunction with ukbetting, to other networks in the U.K.

         BETTING SHOPS

         On March 15, 2004, the Company announced that it had entered into an agreement with Cyberview Technology Limited ("Cyberview") to market and distribute the SportXction(TM) System to bookmakers in the U.K. and Europe for use in betting shops. Cyberview provides U.K. bookmakers with a total Fixed Odds Betting Terminal ("FOBT") solution including full Central Server Processing, a suite of events for the player to bet on and a range of touch-screen terminals. Cyberview provides and services over 8,000 such terminals in the U.K. The Company and Cyberview are currently working to develop a prototype and are in discussions with U.K. bookmakers to provide services.

         NON-WAGERING PRODUCT

         During June and July, 2004, the Company successfully launched a contest version (i.e. non-wagering) of its SportXction(TM) System with Sportinglife.com during the Tri-Nations international one-day cricket series. Sportinglife.com is the U.K.'s most popular multi-sports Internet content destination. The Company has engaged a sales consultant and is currently marketing the contest product to professional leagues, professional teams and sports rights holders in the United States, the U.K. and Europe.

         SYSTEM ENHANCEMENTS

          In July 2004, the Company announced the launch of its new multi-language and multi-currency version of its SportXction(TM) System which allows wagering using multiple currencies and provides players with a choice of languages. To date, the Company has launched the SportXction(TM) System in the U.K., Ireland, Greece and Spain. The Company expects additional launches in other countries throughout the world.

         The Company is in the advanced stages of design of a fixed-odds horseracing product for use in foreign markets. The Company believes that there are also potential uses for the Company's technology in other markets such as transaction processing for financial institutions.

         MARKETING AND SALES STRATEGY

         The Company is in discussions with several companies in the U.K., Europe and elsewhere in the world for the incorporation of the SportXctionTM System into licensed sports wagering Internet web sites and the inclusion of the SportXctionTM System into the interactive television, mobile phone, and betting shop product offering of bookmakers. In this regard, the Company is pursuing a "business to business" strategy, partnering with companies who possess an existing betting customer base. This strategy offers the benefits of potentially more immediate revenues as well as a lower marketing investment to gain players.

         The focus of the Company's initial marketing efforts is in the U.K. and Europe although opportunities elsewhere in the world are also being pursued. The Company may enter certain foreign markets acting solely as a licensor of the SportXctionTM System. The Company may also re-enter the Nevada market following the launch of products in the U.K. and its Nevada gaming license has been maintained for that purpose.

         INTELLECTUAL PROPERTY

         The Company regards the SportXction(TM) System as proprietary. The Company has two U.S. patents covering its proprietary wagering methods and its related computer processing system. Corresponding applications for the two patents have been filed and have been approved in 15 and 18 foreign countries, respectively. The Company also has a patent pending to use its technology in a fixed-odds/pari-mutuel hybrid for use in horse racing wagering. In addition, the Company has a patent pending for a reverse lottery, whereby the winning number (or ticket) is chosen before numbers (or tickets) are sold.

         It is the Company's policy that all employees and outside consultants involved in research or development activities sign proprietary information, non-disclosure and patent assignment agreements. This may, however, not afford adequate protection for the Company's know-how and proprietary products. Other parties may develop products similar to the SportXction(TM) System or otherwise attempt to duplicate the SportXction(TM) System in ways which circumvent the Company's technology and existing or future patents.

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

         There are currently a large number of operators of wagering sites available on the Internet that accept traditional pre-game wagers as well as wagers placed during the course of an event on sporting events. They operate from locations outside of the United States, as this type of wagering is illegal in the United States. Well-financed, long established bookmaking firms with significantly more financial resources than the Company operate some of these Internet sites. Many of these have substantially more experience than the Company in the wagering business. While, to the best of the Company's knowledge, none of these sites offer products which are similar to the SportXction(TM) System in any significant degree, and the Company believes it has broad patent protection for its SportXction(TM) System in most countries in which it is anticipated that the Company will operate, it cannot be assured that such competition might not arise, or that the Company's patents will provide sufficient protection against such competition. To the extent that such competition arose, the market for the SportXction(TM) System might be diluted. In addition, no assurance can be given that other competing systems do not exist or are not under development.

         PERSONNEL

         The Company currently has nine full-time employees in the United States and ten full-time employees in England. The Company considers its relations with its employees to be good. The Company also utilizes outside consultants on specific assignments or projects. The Company may seek to hire additional programmers, technicians and administrative personnel.

         RESEARCH AND DEVELOPMENT

         During the fiscal years ended September 30, 2004 and 2003, the Company spent approximately $1,935,000 and $1,491,000, respectively, on research and development activities. These expenses included primarily, programmers' salaries and benefits, consultants' fees, amortization expense associated with capitalized development costs and the depreciation expense associated with computer equipment used in the development of the SportXction(TM) System. During the fiscal years ended September 30, 2004 and 2003, all of the Company's research and development expense reflect costs associated with supporting the SportXction(TM) System. The Company intends to continue to expend significant sums on such activities.

         As at September 30, 2004, the Company had capitalized $947,000 of expenses related to enhancements of its SportXction(TM) System. These amounts are being amortized over their estimated useful life (generally three years) after they are put into commercial use.


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

         The SportXction(TM) System is capable of being used with interactive television, over the Internet, over a dedicated private network, or over a wireless network utilizing mobile phones, PDAs or other hand held devices, as input devices. Furthermore, in addition to following the sporting event on television or using a television card or video streaming technology with a personal computer, a player could follow the game on the radio, in a sports bar or betting shop, or even while attending a live event, with wagers being entered via in-place terminals or from hand held devices.

         OPERATION OF THE SYSTEM

         The SportXction(TM) System operator begins by setting up a number of pools or wagering propositions (for example, the scorer of the next goal, the winner of a game or the team leading at the end of a particular period of play, over or under scoring on the game or period, and wagers on specific events or games situations). Prior to commencement of the sporting event, the SportXction(TM) System operator sets the odds or handicap (point spread) on certain betting propositions, with greater odds given to the less capable contestant. These are usually based upon statistical data from previous events plus research on the teams, players, game conditions, injuries, etc. Once the sporting event begins, the SportXction(TM) System sets the initial odds on other betting propositions. The SportXction(TM) System changes the odds automatically as bets are made in order to induce a betting pattern that would lead to a balanced pool. The bettor may therefore make multiple wagers on the same betting proposition as the odds change. As wagering continues, one of the potential outcomes of a betting proposition may have more money bet on it than expected and thereby become underfunded (that is, the SportXction(TM) System will not have enough money to pay the bettors should this potential outcome win). If this occurs, and if the underfunded potential outcome of the betting proposition wins, the house would make less profit than desired, and in some cases, might even have to pay out more money to the winning bettors than the house would have received from the bettors on the other potential outcomes (i.e. the potential outcomes that are overfunded). Of course, if the potential outcome that is overfunded wins, the house would win more than expected. To limit the house's exposure, the SportXction(TM) System is designed to automatically adjust the odds to induce more bettors to wager on the potential outcomes of the betting proposition that are overfunded, and to discourage bettors to wager on the potential outcomes that are underfunded, thereby attempting to bring the pool more into balance.

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

         The SportXction(TM) System works on a "bet against deposited funds" basis. When a bettor wishes to wager using the SportXction(TM) System, he must establish an account and fund it by depositing a sum of money in the account. The bettor places wagers using his funds on deposit. The SportXction(TM) System automatically adds the bettor's payouts and subtracts amounts bet from his account. When the player wishes to commence play, he signs on to the SportXction(TM) System through an input device which can be an on-line computer terminal, interactive TV, mobile phone, PDA, or like device ("Player Betting Device"). The screen or monitor on the Player Betting Device will show the bettor's available balance, initially equal to his deposit. As wagers are placed, this balance is reduced by the amounts wagered. When the bettor wins, his Player Betting Device shows that he has won and his balance is automatically increased by the wager's payout.

         The SportXction(TM) System produces time-stamped records, providing regulatory authorities as well as gaming establishments with the ability to audit, analyze and control a game.

         SYSTEM COMPONENTS

         The Company's proprietary software and state-of-the-art, commonly available hardware, is configured in an arrangement designed specifically for use with the SportXction(TM) System. The software permits the operator to make available a wide variety of betting propositions to players. The SportXction(TM) System has been designed to work with a variety of Player Betting Devices (e.g. PC's running a browser, television set-top boxes, mobile phones, PDAs, and similar devices) each of which has different inherent capabilities and limitations, some of which are more "intelligent" than others. These Player Betting Devices are connected to the SportXction(TM) System utilizing several types of networks (e.g. Internet, dedicated private network or wireless networks). As a result of this flexibility, the SportXction(TM) System has a variety of different client interface and interconnection modules that may be used as determined by the configuration of a particular instance of the SportXction(TM) System. The Player Betting Device enables bettors to enter bets into the SportXction(TM) System. The System displays the wagers available, the prices, the payoff to be received, the status of the player's available balance and open bet amounts. It also allows for signing on and off, selecting a game, reviewing and sending bets, reviewing bet history and other information appropriate to interactive wagering.

         The major back-end server elements of the SportXction(TM) System include the Hub Server, which includes the Pool Processor, plus numerous input and control software modules that run on individual computers connected to the Hub Server. These modules include the Game Controller Module, Game Supervisor Module, Manager Module, Administrative Module and Cashier Module, among others, all of which are controlled by proprietary software. The SportXction(TM) System uses redundant hardware and re-start and recovery software to maximize SportXction(TM) System up-time in the event of component failure.

         All Player Betting Devices are connected to the Hub Server via a client/server network. The Hub Server Modules are software components on a network of server computers. The transmission of data between the various elements of the Hub Server operates in real time utilizing sophisticated mathematical algorithms for high speed. As a result, the SportXction(TM) System is very scalable and able to handle large numbers of users and wagering transactions. The Hub Server Modules maintain all pools, calculate odds, open and close all wagering on all pools, control security for all input devices, produce all management and regulatory reports and is the repository of all current and historical data on the wagering system. The proprietary software contained in the Pool Processor permits continuous, rapid recalculation of odds, based upon changing betting patterns and an evaluation of bets that have been placed and can be augmented with event statistics and statistical modeling, if available.

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

         The Manager Module is used to monitor the overall SportXction(TM) System activity and volume, perform hardware and software system configuration functions and monitor System alerts.

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

         In order to obtain a bookmakers permit in the United Kingdom an application must be made to the licensing justices of the Betting Licensing Committee at the applicable Magistrates Court (in England and Wales) or the Local Authority Licensing Board in Scotland. The essential tests applied by the licensing justices when considering an application are whether or not the applicant is a fit and proper person to hold a bookmakers' permit, whether they are competent to operate a bookmaking business and whether they have sufficient financial resources to meet the potential liabilities that may arise. Brightform applied for and acquired a bookmakers' permit on April 28, 2003. This permit expires on April 28, 2006 when Brightform will be required to apply to renew this permit. Separately, GIG Operations applied for and acquired a betting agency permit in respect of its customer, ukbetting, on January 20, 2003 and in respect of its customer, Sportingbet, on October 20, 2003, both of which expire on May 31, 2006.

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

         A draft of the U.K. Gambling Bill was laid before Parliament on October 18, 2004 and is currently being considered in the legislative process. The proposed Bill seeks to modernize the current gaming legislation and importantly to regulate Internet, interactive television, and other remote forms through a new licensing regime. A new body, the Gambling Commission, is to be created to regulate the industry. Assuming the new legislation is enacted, which is expected by April 2005, Brightform and GIG Operations will be required to apply for new operating licenses. None of the activities for which Brightform or GIG Operations are currently licensed is expected to be adversely affected by this proposed legislation.

         NEVADA

         Prior to April 2000, ISWI conducted business in the State of Nevada as the operator of a sports wagering system. As such, it was required to obtain a gaming license as an operator of an "inter-casino linked system" ("OILS License") and to register with the Nevada Gaming Commission as a publicly traded corporation (a "Registered Corporation"). ISWI is not currently operating in Nevada, although it continues to hold its OILS License and is still a Registered Corporation. ISWI is marketing its current System to casinos in Nevada on a limited basis. It may also elect to market its System in Nevada in the future. Any continued marketing efforts are likely to be aimed at licensing the Company's SportXction(TM) System to casinos in order for them to operate a system utilizing the Company's SportXction(TM) System software. The Company has no current plans to re-enter the business of operating a sports wagering system in Nevada. Nevertheless, in order to maintain its OILS License, the Company must continue to comply with Nevada gaming law.

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

o The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Nevada Board Chairman mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor may hold up to 19% of a Registered Corporation's voting securities for a limited period of time and maintain such a waiver. The applicant is required to pay all costs of investigation.

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

o The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. To date, the Commission has not required the Company to disclose its' beneficial owners.

o A Registered Corporation may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds there from are intended to be used to construct, acquire or finance gaming facilities or operations in Nevada, or to retire or extend obligations incurred for such purposes.

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

o Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with, or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability. As a result of the acquisition of GIG, the Company filed a Foreign Gaming Notification Statement and established a revolving investigation fund of $10,000 in October 2002. The Company continues to comply with ongoing foreign gaming reporting requirements regarding GIG.

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

                              SAFE HARBOR STATEMENT

         IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS AND OTHER RISKS

         This Report on Form 10-KSB ("Report"), except for the historical information contained herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements include, without limitation, statements regarding whether wagering using fixed odds betting terminals will be introduced, potential market size for interactive wagering in conjunction with television broadcasts and using mobile telephones and the SportXction(TM) System, whether the launch of the agreement with SkyBet will take place in early calendar 2005, whether the Company will add horseracing and darts to the range of sports for which the SportXction(TM) System may be used, whether GIG will offer live play-by-play wagering on 1,000 events during fiscal year 2005, as anticipated, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players to the SportXction(TM) System for sports wagering and sports contests, the length of time that the Company will incur losses and negative cash flow, the length of time the Company's cash resources will last and its ability to meet its cash requirements, the ability of the Company to raise additional financing if required, whether legal or regulatory requirements will inhibit marketing of the products as intended by the Company, the likelihood that the Company's securities will continue to be listed on NASDAQ, whether the Company will enter into agreements with others for use of the SportXction(TM) System, whether the Company will bring the SportXction(TM) System to market using additional interactive mediums, whether the Company will complete product extensions to the SportXction(TM) System and the ultimate dilutionary effect that the Debentures, preferred stock, warrants and options will have on existing stockholders. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks and factors include, among others, those listed below. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements.

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

WE HAVE A HISTORY OF LOSSES AND THE LIKELIHOOD OF OUR SUCCESS DEPENDS ON MANY FACTORS, INCLUDING SOME THAT ARE OUT OF OUR CONTROL.

         Until entering into the License Agreements with GIG in 2000, the Company was in the development stage and generated limited revenues from the SportXction(TM) System. As of September 30, 2004 and September 30, 2003, the Company had cumulative net losses since inception of approximately $13.6 million and $7.6 million, respectively. The Company incurred a net loss of $6.0 million during the year ended September 30, 2004. The likelihood of the Company's success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, some of which may be beyond the Company's control. These include, but are not limited to, the ability of the Company to operate its anticipated business; delays in commencement of operation of the SportXction(TM) System by the Company's business partners; the ability of the Company and its business partners to attract a sufficient number of players desirous of utilizing the SportXction(TM) System; unanticipated problems relating to further software enhancement and development; acceptance of the SportXction(TM) System by the wagering public; gaming regulations and gaming taxes (including those in the United States, United Kingdom and other foreign countries); the competitive and regulatory environment in which the Company operates; marketing problems; and additional costs and expenses that may exceed current estimates.

WE ANTICIPATE CONTINUED LOSSES AND NEGATIVE CASH FLOW, AND WE CAN NOT PREDICT WHETHER OR WHEN WE WILL AGAIN BECOME PROFITABLE.

         Following the acquisition of GIG in 2002, the Company's revenue, expenses and overall profitability have been adversely impacted. By recovering its software license, the Company now acts as the primary operator of the SportXction(TM) System and is entitled to all of the net proceeds generated by its technology, net of any revenue sharing arrangements with the Company's business partners, rather than the fractional share it would have received as a licensor of its technology. The Company does and will continue to, however, incur greater costs, including operating, marketing, and advertising expenses, without the comfort of previous minimum license fees. The Company expects to incur losses and negative cash flow at least for the fiscal year ending September 30, 2005.

A CHANGE IN OUR BUSINESS PLAN MAY RESULT IN THE NEED TO RAISE ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US, IF AT ALL.

         The Company anticipates that its existing resources, including the proceeds of the Company's recent financing, will be adequate to fund its capital and operating requirements through at least the next 15 months based upon the Company's current business plan (see "Management's Discussion and Analysis") and longer, subject to the revenues generated by the SportXction(TM) System. The Company's cash requirements may vary materially frOm those now planned due to a number of factors, including the extent to which the Company develops the SportXction(TM) System under its own brand, the response of competitors to the SportXction(TM) System and the ability of the Company and its management to satisfy applicable licensing requirements. The Company may need to raise additional capital to fund its future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Moreover, raising additional funds in the future may trigger the anti-dilution provisions in our outstanding Debentures, Series B Preferred Stock and warrants, resulting in further dilution to existing stockholders. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to limit its operations significantly.

IF WE ARE FORCED TO REPAY THE DEBENTURES IN CASH, WE MAY NOT HAVE ENOUGH CASH TO FUND OUR OPERATIONS AND MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

         The Company's Debentures issued in November 2003 contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash. If such an event occurred, and if a holder of the Debentures demanded repayment, the Company might not have the cash resources to repay such indebtedness when due. The Debentures are repayable in monthly installments through May 2006 with interest payable quarterly. Subject to certain conditions, the monthly principal payments and the quarterly interest payments on the Debentures may be paid, at the Company's option, in cash or additional shares of Common Stock. If the Company makes these payments in cash rather than additional shares of Common Stock, it would reduce the amount of cash available to fund operations. The Debentures contain restrictions upon incurring additional indebtedness. The existence of debt service obligations and the terms and anti-dilution provisions of the Debentures and warrants may limit the Company's ability to obtain additional financing on favorable terms, or at all.

IF WE VIOLATE CERTAIN PROVISIONS OF THE COMPANY'S SERIES B PREFERRED STOCK AND ARE FORCED TO REDEEM THE PREFERRED STOCK FOR CASH, WE MAY NOT HAVE ENOUGH CASH TO FUND OUR OPERATIONS AND MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

         The Company's Series B Preferred Stock issued in November 2004 contain certain provisions and restrictions under the Company's control, which if violated, could give the holders of the Series B Preferred Stock the right to require the Company to redeem their shares of Series B Preferred Stock for cash. If such an event occurred and a holder of the Preferred Stock exercised its right to require the Company to redeem its shares, the Company might not have the cash resources to redeem such shares. Subject to certain conditions, the quarterly dividend payments on the Preferred Stock may be paid, at the Company's option, in cash or additional shares of Common Stock. If the Company makes these payments in cash rather than additional shares of Common Stock, it would reduce the amount of cash available to fund operations. The Series B Preferred Stock also contains anti-dilution provisions which may limit the Company's ability to obtain additional financing on favorable terms, or at all.

IF THE HOLDERS OF OUR OUTSTANDING DEBENTURES, SERIES B PREFERRED STOCK, OPTIONS AND WARRANTS CONVERT OR EXERCISE THOSE SECURITIES, OR IF WE ELECT TO PAY PRINCIPAL AND INTEREST ON THE DEBENTURES OR DIVIDENDS ON THE SERIES B PREFERRED STOCK WITH SHARES OF OUR COMMON STOCK, OUR EXISTING STOCKHOLDERS WILL BE SIGNIFICANTLY DILUTED. IN ADDITION, SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD CAUSE THE MARKET PRICE TO GO DOWN.

            To the extent that the Debentures or shares of Series B Preferred Stock are converted and/or the options or warrants are exercised, a significantly greater number of shares of our Common Stock will be outstanding and the interests of our existing stockholders will be substantially diluted. If these additional shares are sold into the market, it could decrease the market price of our Common Stock and encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our Common Stock. We cannot predict whether or how many additional shares of our Common Stock will become issuable as a result of these provisions. Additionally, we may elect to make payments of principal of and interest on the Debentures and dividends on the Series B Preferred Stock in shares of our Common Stock, which could result in increased downward pressure on our stock price and further dilution to our existing stockholders.

OUR SALES AND INTEGRATION CYCLES WITH POTENTIAL BUSINESS PARTNERS ARE LONG AND UNPREDICTABLE, AND MAY ENCOUNTER UNANTICIPATED PROBLEMS.

         The sales and integration cycles with potential business partners for the Company's SportXction(TM) System are long and unpredictable. Potential business partners typically undertake a lengthy evaluation process. As a result, the Company may not recognize revenue from sales efforts for an extended period of time, if at all. Assuming an agreement is reached, the SportXction(TM) System must then be integrated with the business partner's technical environment. The length of time to complete the integration process may be adversely impacted by a number of factors, including the business partner's system infrastructure, its strategic priorities and technical resources. Unanticipated problems during the integration process could result in extensive delays in launching the SportXction(TM) System or termination of an agreement, which could materially and adversely affect the Company's business, financial condition and results of operations.

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

         The Company regards the SportXction(TM) System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company has two United States patents for its proprietary wagering methods and its related computer processing system. Corresponding applications have been filed in certain foreign countries some of which have been issued and some of which are pending. The Company also has a patent pending to use its technology in a fixed-odds/pari-mutuel hybrid for horse race wagering and for a reverse lottery. No assurance can be given that any of the Company's pending domestic or foreign patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect our technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

         The Company is dependent upon the continued efforts and abilities of its executive officers and other key personnel such as Barry Mindes, the Company's founder, Chairman of the Board and Chief Executive Officer, and Bernard Albanese, a director of the Company and the Company's President. The loss or unavailability of Messrs. Mindes or Albanese for any significant period could have a material adverse effect on the Company's business, financial condition and results of operations. Messrs. Mindes and Albanese have entered into employment agreements with the Company which terminate on December 31, 2005 and June 30, 2005, respectively. No assurance can be given that those agreements will be extended or renewed by the Company or the employees upon expiration of their term and if not extended or renewed, whether individuals with similar backgrounds and experience could be hired to replace them. The Company does not maintain and does not intend to obtain key person life insurance on the life of either Messrs. Mindes or Albanese. The Company's operations will also depend to a great extent on the Company's ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN OF OUR EXECUTIVE OFFICERS AND DIRECTORS ARE LIKELY TO HAVE THE ABILITY TO EXERCISE EFFECTIVE CONTROL OF OUR COMPANY AS THEY AND THEIR AFFILIATES OWN AND CONTROL A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK.

         As of December 15, 2004, Barry Mindes, Mindes Family Limited Partnership, of which an entity controlled by Mr. Mindes is general partner, Bernard Albanese and the Marie Albanese Trust, a trust for the benefit of Mr. Albanese's wife, together beneficially own approximately 36% of the outstanding shares of Common Stock (excluding any stock options held by Mr. Albanese which could, in the future, be exercised). As a result of such ownership, such stockholders are likely to have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

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

IF WE FAIL TO MEET NASDAQ SMALLCAP MARKET'S CONTINUED LISTING REQUIREMENTS, OUR SHARES MAY BE DELISTED, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK, MAKE IT MORE DIFFICULT TO RAISE CAPITAL, CAUSE AN EVENT OF DEFAULT UNDER OUR DEBENTURES AND WILL RESULT IN CERTAIN PENALTIES UNDER OUR SERIES B PREFERRED STOCK.

         The trading of the Company's Common Stock on NASDAQ is conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by NASDAQ. To maintain eligibility for trading on the NASDAQ SmallCap Market, the Company will be required to, among other things, (i) maintain stockholders' equity of at least $2,500,000, have a market capitalization of $35 million, or have net income of $500,000 in the most recently completed fiscal year or in two out of the last three most recently completed fiscal years; (ii) maintain a minimum bid price of $1.00 per share; and (iii) adhere to certain corporate governance provisions.

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

         In the event that the Company's shares are delisted and the Company does not promptly have its Common Stock quoted on the OTC Bulletin Board or does not use commercially reasonable efforts to have its Common Stock re-listed or re-quoted on the NASDAQ SmallCap Market or listed or quoted on another principal market as soon as reasonably practicable, the holders of the Series B Preferred Stock may redeem all of their Series B Preferred Stock which will immediately become payable in cash.

         In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock was delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, the Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction. If the Company's securities were also deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, additional disclosures in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market would be required. The SEC's regulations define a "penny stock" to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such requirements could severely limit the liquidity of the Company's securities.

WE DO NOT INTEND TO PAY CASH DIVIDENDS FOR THE FORESEEABLE FUTURE.

         The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends on our Common Stock in the foreseeable future. Although holders of our Series B Preferred Stock are entitled to receive dividends, we may elect to pay such dividends in cash or shares of Common Stock, subject to certain conditions, at our option. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY HAVE THE EFFECT OF DISCOURAGING, DELAYING OR PREVENTING A CHANGE OF CONTROL THAT OUR STOCKHOLDERS MAY CONSIDER FAVORABLE.

         The Company's Certificate of Incorporation authorizes the issuance of 2,000,000 shares of preferred stock (of which 60,000 shares have been designated as Series A Preferred Stock and 3,000 shares have been designated as Series B Preferred Stock and both are outstanding) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.

         ITEM 2. DESCRIPTION OF PROPERTY

         The Company currently leases approximately 2,500 square feet of space in West Paterson, New Jersey under a five year lease which expires on June 30, 2005. Lease payments for this facility, at which all development and administrative functions in the United States are currently conducted, during the fiscal year ended September 30, 2004, were approximately $36,000. For the fiscal year ending September 30, 2005, lease payments for this facility are expected to be approximately $18,000. The Company also leases off-site facilities in Nevada for the storage of equipment.

         The Company currently leases approximately 4,400 square feet, in London, England under a seven year lease which expires in March 2009. Lease payments for this facility, at which all development and administrative functions in England are currently conducted, during the year ended September 30, 2004, were approximately $275,000. For the fiscal year ending September 30, 2005, lease payments for this facility are expected to be approximately $275,000. In October, 2003, the Company began subleasing approximately 1,500 square feet of this space to a third party. For the fiscal year ending September 30, 2004, rental income from this sublease was approximately $106,000. For the fiscal year ending September 30, 2005, rental income from this sublease is expected to be approximately $106,000.


         ITEM 3. LEGAL PROCEEDINGS

         None, as defined.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2004.

                                     PART II

         ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION

         The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low sales prices for shares of the Company's Common Stock. The quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions. The Company's Common Stock is traded on the NASDAQ SmallCap Market:

    Quarter                                   High       Low
    -------                                   ----       ---
    October 1, 2002 to December 31, 2002      $3.00     $1.43
    January 1, 2003 to March 31, 2003          4.90      2.11
    April 1, 2003 to June 30, 2003             5.25      3.01
    July 1, 2003 to September 30, 2003         4.54      2.95
    October 1, 2003 to December 31, 2003       4.50      3.05
    January 1, 2004 to March 31, 2004          3.68      2.77
    April 1, 2004 to June 30, 2004             3.38      2.35
    July 1, 2004 to September 30, 2004         3.75      2.72

         The high and low sales prices on December 13, 2004 were $3.75 and $3.42, respectively.

         CURRENT HOLDERS OF COMMON STOCK

         Based upon information supplied to the Company by its transfer agent, there were approximately 50 stockholders of record of the Common Stock on December 13, 2004. The Company believes there are in excess of 1,100 beneficial owners of its Common Stock whose shares are held in "Street Name."

         DIVIDENDS

         The Company has never paid cash dividends with respect to its Series A Preferred Stock, Series B Preferred Stock or its Common Stock. Although holders of our Series B Preferred Stock are entitled to receive dividends, we may elect to pay such dividends in cash or shares of our Common Stock, subject to certain conditions, at our option. The Company intends to retain future earnings, if any, which may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay cash dividends to holders of preferred stock or Common Stock. Any decision as to the future payment of dividends on preferred stock or Common Stock (other than that required in respect of the Series B Preferred Stock) will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

         OVERVIEW

         Interactive Systems Worldwide Inc. ("ISWI") has designed, developed and patented an interactive hardware and proprietary software system (the "SportXction(TM) System") that enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis, rugby, cricket and snooker, among many others. The SportXction(TM) System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, which player will score next, will a batter get on base or will a penalty shot be successful. The SportXction(TM) System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

         On July 31, 2002, ISWI, through a wholly-owned subsidiary, acquired all of the outstanding share capital of Global Interactive Gaming Limited ("GIG"), a British interactive gaming service provider which was previously ISWI's exclusive licensee. GIG markets its services to interactive television carriers which employ satellite, cable and terrestrial programming, mobile telephone operators, licensed bookmakers and casinos and is located in London, England.

         Since the acquisition, which transformed ISWI from a licensor to an operator of the SportXction(TM) System, the Company has diligently formed strategic partnerships primarily with bookmakers in the U.K.. A factor which will be critical to our success will be the ability of the Company and its business partners to market the SportXction(TM) System. To achieve commercial success, the SportXction(TM) System must be accepted by a significant number of users.

         During the years ended September 30, 2004 ("Fiscal 2004") and 2003 ("Fiscal 2003"), the Company's revenue consisted of license fees and service charges from providing interactive gaming services using the SportXctionTM System to business partners such as licensed bookmakers and others located in the United Kingdom.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of the Company's accounting policies, including accounting for software development costs; depreciation and amortization of long-lived assets, including intangible assets and deferred income taxes require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These estimates and judgments are subject to an inherent degree of uncertainty and are evaluated by the Company on an ongoing basis. The Company bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis in making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During the year ended September 30, 2003, the Company capitalized software development costs of $427,000 relating to certain enhancements to its SportXction(TM) product. The Company stops capitalizing software costs relating to a particular enhancement when the enhanced product is available for general release to its customers. Amortization of all previously capitalized amounts commenced during the year ended September 30, 2003 with the enhanced product's availability for general release to its first customer. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $315,000 and $161,000 for the years ended September 30, 2004 and 2003, respectively.

         At each balance sheet date, the Company compares unamortized capitalized software costs to net realizable value on a project-by-project basis and writes off any excess of the unamortized cost over the net realizable value. The net realizable value is the estimated future gross revenues for that product or product enhancement reduced by the estimated future costs of completing and disposing of that product or product enhancement, including the costs of performing maintenance and support. Certain software purchased by GIG prior to its acquisition by ISWI has not been put into commercial use and based upon the Company's current and anticipated customer base, it appears unlikely that it will be put into such use. As a result, during fiscal 2003, the Company wrote-off $566,000 representing the purchase price allocated to this software in connection with the acquisition of GIG. The purchase price included certain invoices amounting to $138,000 billed to GIG by a third party software developer which were in dispute. During fiscal 2004, the Company determined that these invoices would not be paid and, accordingly, classified the write-off of the related invoices as an adjustment to the impairment loss. The Fiscal 2003 Statement of Operations has been reclassified to include the write-off as part of operating loss.

         See Note 2 to the Company's Financial Statements for a full discussion of the Company's critical accounting policies and estimates.

         RESULTS OF OPERATIONS

         Net revenues for Fiscal 2004 were $45,000, as compared to $14,000 during Fiscal 2003. The increase in Fiscal 2004 is due to the addition of a non-wagering prediction game, new partners and an increase in the number of events covered. In June and July 2004, the Company successfully launched a contest version (i.e. non-wagering) of its SportXction(TM) System during the Tri-Nations cricket tournament for sportinglife.com. Revenues for Fiscal 2004 also include service charges from the Company's agreements with Sportingbet plc (launched in August 2003), totesport.com (launched in June 2004) and the U.K. operating arm of Victor Chandler (launched in August 2004), which were not in "live" operation in Fiscal 2003. For the quarter ending December 31, 2004, the Company expects a moderate increase in revenues as compared to the quarter ended September 30, 2004, with more significant increases projected in future quarters as it launches the SportXction(TM) System on BSkyB's digital television platform and gains new partners.

         Cost of revenues, research and development expense for Fiscal 2004 were $1,935,000, as compared to $1,491,000 during Fiscal 2003. The increase in Fiscal 2004 was primarily due to higher programming costs as no software development costs were capitalized in Fiscal 2004 as well as an increase in the amortization of previously capitalized development costs.

         General and administrative expenses during Fiscal 2004 were $3,630,000, as compared to $3,680,000 during Fiscal 2003. The decrease in Fiscal 2004 was primarily due to lower payroll and benefit costs resulting from a reduced headcount and sublease income partially offset by higher business development and consulting fees.

         As described above in Critical Accounting Policies and Estimates, during Fiscal 2003, the Company wrote-off $566,000 related to certain software purchased by GIG prior to its acquisition by ISWI which represented the purchase price allocated to this software in connection with the acquisition of GIG. During Fiscal 2004, the Company reversed $138,000 of this write-off.

         Interest expense (income) during Fiscal 2004 was $606,000, as compared to ($146,000) during Fiscal 2003. In Fiscal 2004, this non-cash expense represents interest on the Debentures which was satisfied in shares of Common Stock, amortization of debt discount which is being accreted over the life of the debt using the effective interest method as well as an amount for amortization of debt issuance costs, net of interest income of $70,000. The amount in Fiscal 2003 represents interest income from cash and short term investments.

         Net loss and net loss per share (basic and diluted) for Fiscal 2004 were $5,988,000 and $0.64, respectively, as compared to $5,577,000 and $0.63, respectively, during Fiscal 2003. The increase is primarily the result of interest expense associated with the Debentures (as described above).

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, the Company had liquid resources totaling $3,117,000. These include cash and cash equivalents in the amount of $2,832,000 and investments in the amount of $285,000. Investments are limited to investment grade marketable securities with maturities of less than 12 months.

         The Company's operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2005. The Company anticipates that its existing resources including those generated by its recent financing (see "Recent Developments" below) will be adequate to fund its capital and operating requirements through at least the next 15 months based upon the Company's current business plan, and longer, subject to the revenues generated by the SportXction(TM) System. The Company believes that this is a sufficient period of time to allow the Company to establish a successful enterprise in the intended market.

         The Company expects the agreements with its current business partners to produce meaningful revenues in the year ending September 30, 2005. The Company is currently in discussions with several additional bookmakers, interactive television and mobile phone companies to provide services. There is no assurance however, that the SportXction(TM) System will be launched as planned with additional business partners or accepted by potential users. In addition, there is no assurance that any additional agreements will be signed. If these agreements do not produce revenue as planned, it may be necessary for the Company to seek additional funding, or reduce its expenses by limiting or curtailing its efforts in the United Kingdom, or both.

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

         In November 2003, the Company issued $2.6 million of 7.5% Convertible Debentures (the "Debentures"). The Debentures are repayable in 24 equal monthly installments of $108,333 which began in May 2004 with interest payable quarterly. Subject to certain conditions, the Company has the right to repay the interest and the principal in cash or shares of its Common Stock and force conversion of all or a portion of the Debentures into Common Stock. To date, the Company has made all interest payments with respect of the Debentures in shares of the Company's Common Stock. The Company made its principal repayment in May 2004 in cash, elected to defer its monthly repayment in June 2004 as permitted under the Debenture and made the remainder of its principal repayments to date in shares of the Company's Common Stock. While at least 50% of the $2.6 million in Debentures are outstanding, the Debentures contain covenants that restrict the ability of the Company to incur indebtedness that is pari passu with or senior to the Debentures, except for certain specified types of indebtedness not to exceed $625,000 or except for indebtedness incurred in connection with a business combination transaction.

         RECENT DEVELOPMENTS

         On November 12, 2004, ISWI entered into a financing agreement relating to a $3.0 million private placement with two institutional investors of the Company's Series B Preferred Stock, convertible into an aggregate of 977,470 shares of Common Stock at a conversion price of $3.07 per share, a 5% premium to the closing price on that date. The investors also received warrants to purchase 513,172 shares of Common Stock which have a term of five years and are exercisable at $3.36 per share, a 15% premium to the closing price on that date. Net proceeds from the private placement, after estimated costs and expenses, were approximately $2.6 million and will provide additional working capital to the Company.

         Holders of the Series B Preferred Stock are entitled to receive a 6% annual dividend, payable in cash or, subject to certain conditions, shares of Common Stock at the Company's option. Under the terms of the transaction, and subject to certain conditions, ISWI has the right to force conversion of all or a portion of the Series B Preferred Stock into Common Stock. In addition, the Series B Preferred Stock and warrants are subject to certain anti-dilution protection. A placement agent in this transaction received a cash fee and warrants to purchase 102,740 shares of Common Stock which have a term of five years and are exercisable at $3.50 per share.

         OUTLOOK

         The Company believes that its long term business outlook is optimistic. However, it is imperative that the Company launches its agreements which are not yet "live" as well as form additional strategic partnerships which generate meaningful revenue. During the quarter ending December 31, 2004, the Company expects its signed agreements will generate a moderate increase in revenues to that earned during the quarter ending September 30, 2004, with increasing amounts in future quarters as the SportXction(TM) System is launched with BSkyB and the number of users grow. The Company expects to incur losses and negative cash flow for the year ending September 30, 2005.

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

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

         The Company hereby incorporates by reference into this Part III, its definitive proxy statement to be filed on or prior to January 28, 2005. If the definitive proxy statement is not filed on or before January 28, 2005, the information called for by this Part III will be filed as an amendment to this Report on or prior to January 28, 2005.


         Item 13.  Exhibits

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

3.1(b)            Amendment, dated February 28, 2001, to Certificate of Incorporation of the Company. (3)
3.2               By-Laws of the Company. (2)
4.1               Certificate of Designation relating to the Series A Preferred Stock dated July 31, 2002. (1)
4.2               Warrant to Purchase of 115,043 Shares of Common Stock, par value $.001 per share, of
                  Interactive Systems Worldwide Inc., dated as of July 31, 2002, issued to MultiSport
                  Games Development, Inc. (4)
4.3               Warrant to Purchase of 42,609 Shares of Common Stock, par value $.001 per share, of
                  Interactive Systems Worldwide Inc., dated as of July 31, 2002, issued to Peter Sprogis.
                  (5)
4.6               Form of 7.5% Convertible Debenture due April 1, 2006 (6)
4.7               Form of Common Stock Purchase Warrant issued to certain investors dated November 24,
                  2003. (7)
4.8               Form of Common Stock Purchase Warrant issued to Brandon Ross dated November 24, 2003.
                  (8)
4.9               Form of Certificate of Designations relating to the Series B Convertible Preferred
                  Stock dated November 12, 2004. (9)
4.10              Form of Common Stock Purchase Warrant issued to certain investors dated November 12,
                  2004. (10)
4.11              Form of Common Stock Purchase Warrant issued to Maxim Group LLC dated November 12,
                  2004. (11)
10.1              Letter to Citibank, N.A., dated as of July 31, 2002 terminating Escrow Agreement and
                  Directing Release of Funds from Escrow. (12)
10.2              Letter Agreement, dated as of July 29, 2002, between Global Interactive Gaming Ltd. and
                  KirchSport Limited. (12)
10.3              Employment Agreement between the Company and Barry Mindes, dated as of December 30,
                  2003.*

10.4(a)           Employment Agreement between the Company and Bernard Albanese, dated as of March 17,
                  2000. (15)
10.4(b)           Amendment No. 1 to Employment Agreement between the Company and Bernard Albanese, dated as of May 1, 2003. (16)
10.5              Form of Proprietary Information, Inventions and Non-Solicitation Agreement. (17)
10.6              Form of Indemnification Agreement entered into between the Company and its directors and executive officers. (18)
10.7              1995 Stock Option Plan, as amended January 7, 1999. (19)
10.8              1996 Stock Option Plan, as amended January 2, 2003.(14)
10.9              Form of Incentive Stock Option Agreement. (20)
10.10             Form of Non-Qualified Stock Option Agreement. (21)
10.11(a)          License Agreement dated as of March 17, 2000 by and among the
                  Company and Global Interactive Gaming Limited (formerly Global
                  Interactive Gaming AG). (22)

10.11(b)          First Amendment to the License Agreement, dated as of July 1, 2003, by and among the
                  Company and Global Interactive Gaming Limited (formerly known as Global Interactive
                  Gaming AG).(14)
10.12             Securities Purchase Agreement dated as of November 24, 2003. (23)
10.13             Registration Rights Agreement dated as of November 24, 2003. (24)
10.14             Agreement, dated as of September 5, 2003, by and between the Company and Brandon
                  Ross.(14)
10.15             Securities Purchase Agreement dated as of November 12, 2004. (25)
10.16             Registration Rights Agreement dated as of November 12, 2004. (26)
10.17             Letter Agreement, dated as of November 2, 2004, between the Company and Maxim Group
                  LLC.(27)
10.18             Letter Agreement, dated April 27, 2004, between the Company and James McDade. (28)
10.19             Voting Agreement, dated November 12, 2004, between the Company and certain directors and officers of the Company.*
23.1              Consent of Eisner LLP.*
24.1              Power of Attorney (Included on signature page hereto).
31.01             Certification of Barry Mindes, Chairman and Chief Executive Officer of Interactive
                  Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02             Certification of James McDade, Chief Financial Officer of Interactive Systems Worldwide
                  Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01             Certification of Barry Mindes, Chairman and Chief Executive Officer of Interactive
                  Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).*
32.02             Certification of James McDade, Chief Financial Officer of Interactive Systems Worldwide
                  Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
                  (b) of Section 1350, Chapter 63 of Title 18, United States Code).*
-----------------

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

(4)             Incorporated by reference to Exhibit 4.3 contained in the Company's Current Report on
                Form 8-K dated August 15, 2002.
(5)             Incorporated by reference to Exhibit 4.4 contained in the Company's Current Report on
                Form 8-K dated August 15, 2002.
(6)             Incorporated by reference to Exhibit 4.1 contained in the Company's Current Report on Form
                8-K dated November 24, 2003.
(7)             Incorporated by reference to Exhibit 4.2 contained in the Company's Current Report on Form
                8-K dated November 24, 2003.
(8)             Incorporated by reference to Exhibit 4.3 contained in the Company's Current Report on Form
                8-K dated November 24, 2003.
(9)             Incorporated by reference to Exhibit 4.1 contained in the Company's Current Report on Form
                8-K dated November 18, 2004.
(10)            Incorporated by reference to Exhibit 4.2 contained in the Company's Current Report on Form
                8-K dated November 18, 2004.
(11)            Incorporated by reference to Exhibit 4.3 contained in the Company's Current Report on Form
                8-K dated November 18, 2004.
(12)            Incorporated by reference to the Exhibit with the corresponding number contained in the
                Company's Current Report on Form 8-K dated August 15, 2002.
(13)            [Intentionally omitted].
(14)            Incorporated by reference to the Exhibit with the corresponding number contained in the Company's Annual Report on Form 10-KSB dated December 24, 2003.
(15)            Incorporated by reference to Exhibit 10.2(b) contained in the Company's Annual Report on
                Form 10-KSB dated December 22, 2000.
(16)            Incorporated by reference to Exhibit 10.01 contained in the
                Company's Quarterly Report on Form 10-QSB for the quarter ended
                June 30, 2003 dated August 14, 2003.
(17)            Incorporated by reference to Exhibit 10.3 contained in the
                Company's Registration Statement on Form SB-2 (Reg. No.
                333-15005) which was declared effective by the Securities and
                Exchange Commission on December 11, 1996.

(18)            Incorporated by reference to Exhibit 10.10 contained in the Company's Registration
                Statement on Form SB-2 (Reg. No. 333-15005) which was declared effective by the Securities and Exchange Commission on December 11, 1996.
(19)            Incorporated by reference to Exhibit 10.11 contained in the Company's Annual Report on Form
                10-KSB dated December 22, 2000.
(20)            Incorporated by reference to Exhibit 4.3 contained in the
                Company's Registration Statement on Form S-8 (Reg. No.
                333-41847) which was declared effective by the Securities and
                Exchange Commission on December 10, 1997.
(21)            Incorporated by reference to Exhibit 4.4 contained in the
                Company's Registration Statement on Form S-8 (Reg. No.
                333-41847) which was declared effective by the Securities and
                Exchange Commission on December 10, 1997.
(22)            Incorporated by reference to Exhibit 10.15 contained in the Company's Current Report on
                Form 8-K dated March 23, 2000.
(23)            Incorporated by reference to Exhibit 10.1 contained in the Company's Current Report on Form
                8-K dated November 24, 2003.
(24)            Incorporated by reference to Exhibit 10.2 contained in the Company's Current Report on Form
                8-K dated November 24, 2003.
(25)            Incorporated by reference to Exhibit 10.1 contained in the Company's Current Report on Form
                8-K dated November 18, 2004.
(26)            Incorporated by reference to Exhibit 10.2 contained in the Company's Current Report on Form
                8-K dated November 18, 2004.
(27)            Incorporated by reference to Exhibit 10.3 contained in the Company's Current Report on Form
                8-K dated November 18, 2004.
(28)            Incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on
                Form 10-QSB for the quarter ended March 31, 2004 dated May 17, 2004.

*          Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERACTIVE SYSTEMS WORLDWIDE INC.


                                            By:/s/ Barry Mindes
                                               --------------------------------
                                            Barry Mindes, Chairman of the Board
                                            and Chief Executive Officer

                                            (Principal Executive Officer)


                                            December 21, 2004

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


Signature                                     Title                                               Date



           /s/ Barry Mindes                   Chairman of the Board and Director                  December 21, 2004
----------------------------------------      (Principal Executive Officer)
             Barry Mindes


         /s/ Bernard Albanese                 President and Director                              December 21, 2004
----------------------------------------
           Bernard Albanese


           /s/ James McDade                   Chief Financial Officer                             December 21, 2004
----------------------------------------      (Principal Financial and Accounting Officer)
             James McDade


        /s/ Fredric Kupersmith                Director                                            December 21, 2004
----------------------------------------
          Fredric Kupersmith


           /s/ Bruce Feldman                  Director                                            December 21, 2004
----------------------------------------
             Bruce Feldman


          /s/ Harold Rapaport                 Director                                            December 21, 2004
----------------------------------------
            Harold Rapaport


               Interactive Systems Worldwide Inc. and Subsidiaries
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of September 30, 2004 and 2003                F-3

Consolidated Statements of Operations for the years ended
September 30, 2004 and 2003                                                  F-4

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2004 and 2003                                                  F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2004 and 2003                                                  F-6

Notes to Consolidated Financial Statements                                   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Interactive Systems Worldwide Inc.

We have audited the accompanying consolidated balance sheets of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ EISNER LLP

New York, New York
November 19, 2004

      Part I:  Financial Information

Item 1.  Financial Statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2004 and 2003

                    (Amounts in thousands except share data)

                                                                                   2004                 2003
                                                                                   ----                 ----

Current assets:
   Cash and cash equivalents                                                       $2,832              $4,127
   Accounts receivable                                                                  7                   9
   Investments in marketable securities                                               285                 190
   Other receivables                                                                   31                  19
   Prepaid expenses and other current assets                                          158                 153
                                                                                   ------              ------
       Total current assets                                                         3,313               4,498

   Property and equipment, net                                                        144                 233
   Capitalized software, net of accumulated
     amortization of $476,000 and $161,000, respectively                              492                 807
   Other assets                                                                       556                 306
                                                                                   ------              ------
                 Total assets                                                      $4,505              $5,844
                                                                                   ======              ======

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                               $    153            $    308
    Accrued expenses                                                                    922                 555
                                                                                   --------            --------
       Total current liabilities                                                      1,075                 863

Long-term debt:
   Debentures, net of unamortized discount of $629,000                                1,538                  --
                                                                                   --------            --------
                 Total liabilities                                                    2,613                 863
                                                                                   --------            --------


Commitments

Stockholders' Equity:
   Preferred stock, par value $.001 per share;
       2,000,000 shares authorized, 60,000 Series A outstanding                          --                  --
   Common stock par value $.001 per share;
       20,000,000 shares authorized;
       9,799,418 and 9,177,545 issued, respectively                                      10                   9
   Additional paid-in capital                                                        15,958              13,036
   Treasury stock, at cost, 242,000 common shares                                      (441)               (441)
   Accumulated other comprehensive loss                                                 (26)                 (2)
   Accumulated deficit                                                              (13,609)             (7,621)
                                                                                   --------            --------
             Total stockholders' equity                                               1,892               4,981
                                                                                   --------            --------
                 Total liabilities and
                     stockholders' equity                                          $  4,505            $  5,844
                                                                                   ========            ========

See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                      Consolidated Statements of Operations

             (Amounts in thousands except share and per share data)

                                                       Years Ended
                                                      September 30,
                                                      -------------
                                                 2004                2003
                                                 ----                ----

Revenues, net                                 $        45         $        14
                                              -----------         -----------

Costs and expenses:
   Cost of revenues, research
     and development expense                        1,935               1,491

   General and administrative expense               3,630               3,680
   Loss (income) related to
      impairment of software                         (138)                566
                                              -----------         -----------
                                                    5,427               5,737
                                              -----------         -----------

        Operating loss                             (5,382)             (5,723)

Interest expense (income), net                        606                (146)
                                              -----------         -----------

        Net loss                              $    (5,988)        $    (5,577)
                                              ===========         ===========

Net loss per
   common share- basic and diluted            $     (0.64)        $     (0.63)
                                              ===========         ===========

Weighted average basic and diluted
  common shares outstanding                     9,322,906           8,914,718
                                              ===========         ===========












See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     Years Ended September 30, 2004 and 2003

                    (Amounts in thousands except share data)


                                                                               Accumulated
                                    Common Stock        Additional                Other
                               ----------------------    Paid-In     Treasury Comprehensive Accumulated
                                   Shares     Amount     Capital      Stock       Loss        Deficit       Total
                               --------------------------------------------------------------------------------------
Balance at
    September 30, 2002          9,143,545     $     9    $ 12,749     $(441)    $     (3)    $ (2,044)    $ 10,270

Issuance of common
   stock through
   exercise of options             34,000          --          35        --           --           --           35

Modification of stock option           --          --          23        --           --           --           23

Issuance of warrant to
   purchase common stock               --          --         229        --           --           --          229

Net loss                               --          --          --        --           --       (5,577)      (5,577)

Foreign currency
   translation income                  --          --          --        --            1           --            1
                                                                                                          --------
       Comprehensive loss                                                                                   (5,576)
                                                                                                          --------
                                ----------------------------------------------------------------------------------
Balance at
  September 30, 2003            9,177,545     $     9    $ 13,036     $(441)          (2)    $ (7,621)       4,981

Issuance of common stock
  through private placement,
  net of fees and expenses
  of $358                         390,390           1         896        --           --           --          897

Issuance of warrants in
connection with private
placement                              --          --         910        --           --           --          910

Beneficial conversion feature
  of Debentures                        --          --         353        --           --           --          353

Issuance of common stock in
  payment of Debenture
  principal and interest          157,724          --         514        --           --           --          514

Issuance of common stock
  through exercise of
  options                          12,069          --           8        --           --           --            8

Modification of stock options          --          --         163        --           --           --          163

Net share settlement on
  cashless exercise of
  stock options                    61,690          --          65        --           --           --           65

Issuance of stock options to
consultant                             --          --          13        --           --           --           13

Net loss                               --          --          --        --           --       (5,988)      (5,988)

Foreign currency
  translation loss                     --          --          --        --          (24)          --          (24)
                                                                                                          --------
      Comprehensive loss               --          --          --        --           --           --       (6,012)
                                                                                                          --------
                                ----------------------------------------------------------------------------------
Balance at September 30, 2004   9,799,418     $    10    $ 15,958     $(441)    $    (26)    $(13,609)    $  1,892
                                ==================================================================================

See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                                                     Years Ended
                                                                                                    September 30,
                                                                                                    -------------
                                                                                                2004              2003
                                                                                                ----              ----
Cash flows from operating activities:
  Net loss                                                                                   $(5,988)            $(5,577)
Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                                                416                 260
    Non-cash warrant and option charge                                                           241                 252
    Loss due to impairment of software                                                            --                 566
    Non-cash interest expense                                                                    549                  --
    Non-cash amortization of debt issuance costs                                                 127                  --
Changes in assets and liabilities
  Accounts receivable                                                                              2                  (9)
  Other receivables                                                                              (12)              1,089
  Prepaid expenses and other current assets                                                       (5)                (17)
  Other assets                                                                                     4                  (4)
  Accounts payable                                                                              (155)                (79)
  Accrued expenses                                                                               321                 116
                                                                                             -------             -------
         Net cash used in operating activities                                                (4,500)             (3,403)
                                                                                             -------             -------

Cash flows from investing activities:
  Purchase of investments                                                                       (285)                 --
  Proceeds from sales of investments                                                             190               3,183
  Purchase of property and equipment                                                             (17)                (19)
  Capitalized software                                                                            --                (427)
                                                                                             -------             -------
         Net cash (used in) provided by investing activities                                    (112)              2,737
                                                                                             -------             -------

Cash flows from financing activities:
  Proceeds from issuance of Debentures                                                         2,600                  --
  Repayment of Debentures                                                                       (108)                 --
  Proceeds from issuance of common stock and warrants                                          1,302                  35
  Costs associated with private placement                                                       (465)                 --
                                                                                             -------             -------
         Net cash provided by financing activities                                             3,329                  35
                                                                                             -------             -------

Net decrease in cash and cash equivalents                                                     (1,283)               (631)
Effect of exchange rate on cash                                                                  (12)                  5
Cash and cash equivalents, beginning of year                                                   4,127               4,753
                                                                                             -------             -------
Cash and cash equivalents, end of year                                                       $ 2,832             $ 4,127
                                                                                             =======             =======

Non-cash financing activity:
     Issuance of warrants in connection with private placement                               $   910             $    --
     Beneficial conversion feature of Debentures                                             $   353             $    --
     Issuance of common stock for repayment of Debentures                                    $   325             $    --


See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2004 and 2003

(1)      Description of Business

         Interactive Systems Worldwide Inc. ("ISWI") developed an interactive, client/server based computer system for purposes of wagering on sporting events. On July 31, 2002, ISWI acquired all of the outstanding share capital of Global Interactive Gaming Limited ("GIG"), a United Kingdom company, which had been the Company's exclusive licensee and was a development stage company. This acquisition transformed ISWI from a licensor to an operator of the computer system. Subsequent thereto, ISWI's activities through GIG consist of generating revenue by providing interactive gaming services using the SportXctionTM System to business partners such as licensed bookmakers and others located in the United Kingdom.

         The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., its wholly owned subsidiaries, ISW Acquisition Co., LLC, and Global Interactive Gaming Limited and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

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

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2004 and 2003

(2)      Summary of Significant Accounting Policies (continued)

         Investments:

         Investments at September 30, 2004 and 2003 consist of debt securities issued by the Federal government and corporate entities and certificates of deposit. Investments at September 30, 2004, are scheduled to mature in March 2005. All of the Company's debt securities are classified as available-for-sale and their fair value approximates cost. Available-for-sale securities are recorded at fair value with any unrealized holding gains and losses recorded as a component of other comprehensive income within stockholders' equity.

         Software Development Costs:

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During the year ended September 30, 2003, the Company capitalized software development costs relating to three separate enhancements to its SportXction(TM) product which had achieved technological feasability. The Company stops capitalizing software costs relating to a particular enhancement when the enhanced product is available for general release to its customers. Amortization of capitalized amounts commenced during the quarter ended December, 2002 with the enhanced product's availability for general release to its first customer. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of 3 years, amounted to $315,000 and $161,000 for the years ended September 30, 2004 and 2003, respectively.

         At each balance sheet date, the Company compares unamortized capitalized software costs to net realizable value on a project-by-project basis and writes off any excess of the unamortized cost over the net realizable value. Certain software purchased by GIG prior to its acquisition by ISWI has not been put into commercial use and based upon the Company's current and anticipated customer base, it appears unlikely that it will be put into such use. As a result, during fiscal 2003, the Company wrote-off $566,000 representing the purchase price allocated to this software in connection with the acquisition of GIG. The purchase price included certain invoices amounting to $138,000 billed to GIG by a third party software developer which were in dispute. During fiscal 2004, the Company determined that these invoices would not be paid and, accordingly, classified the write-off of the related invoices as an adjustment of the impairment loss. The Fiscal 2003 Statement of Operations has been reclassified to include the write-off as part of operating loss.

         Revenue Recognition:

         The Company's revenue during the years ended September 30, 2004 and 2003 consisted of license fees and service charges for the use of the SportXction(TM) product from service agreements with bookmakers and Internet content providers located in the United Kingdom. Revenue consists primarily of service charges calculated based on a percentage share of net wagering revenue. The Company recognizes revenue as it is earned according to the terms of the related agreement.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2004 and 2003

(2)      Summary of Significant Accounting Policies (continued)


         Fair Value of Financial Instruments:

         SFAS No.107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheets due to the short term maturity of these instruments, or with respect to the Debentures, as compared to the current borrowing rates available to the Company.

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

         Accounting for Stock Based Compensation:

         The Company accounts for its stock-based compensation to employees in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Except for compensation expense related to the modification and cashless exercise of stock options, no stock-based compensation cost was reflected in 2004 and 2003 net loss, as all options granted under the Company's stock option plans described in Note 6 had an exercise price equal to the market value of the underlying common stock on the date of grant. The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2004 and 2003

(2)      Summary of Significant Accounting Policies (continued)



The following tabulation illustrates such pro forma effects:

(Amounts in thousands except per share data)

                                                                        2004                      2003
                                                                        ----                      ----

Net loss - as reported                                                ($5,988)                  ($5,577)
Total stock-based employee compensation expense
   determined under fair value based method,
    net of related tax effects                                            100                       206
                                                                       ------                    ------
Net loss - pro forma                                                  ($6,088)                  ($5,783)
                                                                       ======                    ======

Net loss per share basic and diluted - as reported                     ($0.64)                  ($0.63)
Net loss per share basic and diluted - pro forma                       ($0.65)                  ($0.65)


         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for both periods), risk free interest rates of 3.82% and 3.71% in 2004 and 2003, respectively, expected volatility of 52% and 89% in 2004 and 2003, respectively, and an expected life of 7 years (for both periods). The weighted average fair value of options granted in 2003 and 2002 was $1.88 and $1.82, respectively.

         The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that performance is complete. During the quarter ending September 30, 2004, the Company recognized compensation expense of $13,000 which was charged to general and administrative expense in relation to certain options which were granted to a consultant.

         Basic and Diluted Net Loss per Common Share:

         Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. In computing diluted net loss per share for fiscal 2004 and 2003, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and Debentures is anti-dilutive.

               Interactive Systems Worldwide Inc. and Subsidiaries
                          Notes To Financial Statements
                           September 30, 2004 and 2003

(2)      Summary of Significant Accounting Policies (continued)

Potential common shares not included in calculating diluted net loss per share are as follows:
                                                    2004               2003
                                                    ----               ----
Stock options                                    1,416,258          1,351,919
Stock warrants                                     634,710            257,652
Convertible Debentures                             473,071
Convertible Preferred Stock (a)                         --                 --
                                                 ---------          ---------
   Total                                         2,524,039          1,609,571
                                                 =========          =========

(a) convertible on a cashless basis, accordingly, number of common shares obtainable upon conversion is based upon market price of common stock and no shares are obtainable until the common stock exceeds $15.00 per share (see Notes 4 and 11).

         Comprehensive Loss:

         Comprehensive loss consists of net loss adjusted for the results of certain stockholders' equity changes not reflected in net loss such as net unrealized gains (losses) on available-for-sale securities and the gain or loss on foreign currency translation.

         Foreign Currency Translation:

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

(3)      Private Placement

         On November 24, 2003, the Company entered into a financing agreement relating to a $3.9 million private placement with institutional investors consisting of $2.6 million of 7.5% Convertible Debentures ("Debentures") and $1.3 million for 390,390 shares of the Company's Common Stock ($3.33 per share). The investors also received warrants ("Investor Warrants") that expire in November 2008 to purchase 281,250 shares of Common Stock at $4.58 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $3,435,000. In addition, a finder in connection with the private placement received warrants to purchase an aggregate of 95,808 shares of Common Stock at $5.06 per share, which were valued at $274,000 using the Black Scholes option pricing model on the date of issuance. The proceeds as well as the costs and expenses of the transaction were allocated to debt and equity based on their relative fair values. The expense amount allocated to equity was recorded as a reduction of additional paid in capital and the amount allocated to debt is being amortized over the life of the Debentures.

         The Debentures are convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) beginning in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. During the year ended September 30, 2004, 157,724 common shares were issued for all of the payments of interest and all except for one repayment of principal. Such shares were accounted for based on their quoted market price at the date of issuance. As the Company intends to pay the required principal payments during the year ending September 30, 2005 amounting to $1.3 million by issuing common shares, such amount has not been classified as a current liability in the accompanying balance sheet at September 30, 2004. The Company also under certain conditions has the right to force conversion of all or a portion of the Debentures into Common Stock. The conversion price of the Debentures and the exercise price of the Investor Warrants are subject to adjustment under certain circumstances. While at least 50% of the Debentures are outstanding, the Debentures contain covenants that restrict the ability of the Company to incur indebtedness that is pari passu with or senior to the Debentures, except for certain specified types of indebtedness not to exceed $625,000 or except for indebtedness incurred in connection with a business combination transaction. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2004 and 2003

(3)      Private Placement (continued)



         The fair value assigned to the warrants ($636,000) issued to investors was determined using the Black Scholes option pricing model on the date of issuance. A beneficial conversion feature of $353,000 representing the intrinsic value of the conversion price after the allocation of the proceeds based on their relative fair values was recorded as a reduction in the value of the Debentures. These discounts to the Debentures are being accreted as additional non-cash interest expense over the life of the debt using the effective interest method. Additional interest expense recorded during the year ended September 30, 2004 aggregated $127,000.

         The following table summarizes the carrying value of the Debentures at September 30, 2004:

                                                                $ (000s)
                                                                -------
         Principal issued                                       $2,600
         Less discounts related to:
         Beneficial conversion feature                            (353)
         Allocation of proceeds to warrants                       (590)
                                                                -------
            Carrying amount at date issued                       1,657
         Repayment of principal                                   (433)
         Amortization of discount                                  314
                                                                -------
         Balance at September 30, 2004                          $1,538
                                                                =======

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2004 and 2003

(4)      Preferred Stock

         The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company on such date for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a non-cumulative dividend of 6% per annum if and when declared by the Board of Directors.
Series A has no liquidation preference.

 (5)     Warrants:

         In connection with the acquisition of GIG, certain GIG shareholders received warrants to purchase 157,652 shares of ISWI's Common Stock originally issued to GIG. The warrants have an exercise price of $4.38 per share and expire in March 2005.

         In August 2003, in connection with his consulting efforts, the Company issued a warrant to an individual, who is a stockholder of the Company, to purchase 100,000 shares of the Company's Common Stock, at an exercise price of $4.00 per share. The fully vested warrant became exercisable in March 2004 and remains exercisable through August 2008, subject to the terms of the warrant agreement. The warrant was valued at $229,000 using a Black-Scholes option pricing model and recorded as a general and administrative expense during the year ended September 30, 2003.

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

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2004 and 2003

(6)      Stock options (continued)

         Activity related to the 1995 and 1996 Plans is as follows:

                                                               Weighted Average
                                                   Shares       Exercise Price
                                                   ------      ----------------
Outstanding, October 1, 2002                     1,425,919          $1.14
Granted                                              6,000           2.31
Exercised                                          (34,000)          1.01
Cancelled                                          (46,000)          1.87
                                                 ---------
Outstanding September 30, 2003                   1,351,919           1.13
Granted                                            412,000 (a)       3.49
Exercised                                          (97,661)          0.97
Cancelled                                         (250,000)          3.46
                                                 ---------
Outstanding September 30, 2004                   1,416,258          $1.41
                                                 =========        =======

Exercisable at September 30, 2004                1,261,258
                                                 =========

Available for grant at September 30, 2004          378,805
                                                 =========

(a) Includes 300,000 granted to a consultant of which 50,000 vested and 250,000 were cancelled upon termination of services.

The following table summarizes information about stock options outstanding at September 30, 2004:

                                Options Outstanding                                           Options Exercisable
-------------------------------------------------------------------------------   ----------------------------------
                                                Weighted
                                                Average             Weighted                                Weighted
        Range of                               Remaining            Average                                  Average
        Exercise             Number           Contractual           Exercise           Number               Exercise
         Price            Outstanding             Life               Price           Outstanding              Price
         -----            -----------         -----------           --------         -----------            --------

   $ 0.67 - 0.77               771,258              2                 $0.70                771,258            $0.70
     1.06 - 1.87               410,000              6                  1.55                380,000            1.55
     2.08 - 2.75                43,000              6                  2.35                 40,000            2.35
     3.22 - 3.74               162,000              9                  3.54                 50,000            3.46
            4.53                20,000              7                  4.53                 10,000            4.53
            5.75                10,000              7                  5.75                 10,000            5.75
                             ---------                                                   ---------
                             1,416,258              4                  1.41              1,261,258            1.19
                             =========                                                   ==========

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2004 and 2003

(7)      Property and Equipment

         Property and equipment at September 30, 2004 and 2003 consist of the following:

                                                                            2004                  2003
                                                                            ----                  ----

Furniture and fixtures                                                $    62,000           $    62,000
Building and improvements                                                 118,000               118,000
Computer equipment                                                      1,571,000             1,551,000
                                                                      -----------           -----------
                                                                        1,751,000             1,731,000

Less accumulated depreciation and amortization                         (1,607,000)           (1,498,000)
                                                                      -----------           -----------
                                                                      $   144,000           $   233,000
                                                                      ===========           ===========

 (8)     Accrued Expenses

         Accrued expenses at September 30, 2004 and 2003 consist of the following:

                                                                            2004                  2003
                                                                            ----                  ----

Professional fees                                                     $   76,000            $  73,000
Payroll and related costs                                                706,000              426,000
Other                                                                    140,000               56,000
                                                                      ----------            ---------
                                                                      $  922,000            $ 555,000
                                                                      ==========            =========

(9)      Income Taxes

         The sources of loss for the years ended September 30, 2004 and 2003 consist of the following:

                                                                         2004                  2003
                                                                         ----                  ----

United States                                                         ($4,277,000)          ($2,604,000)
United Kingdom                                                         (1,711,000)           (2,973,000)
                                                                      -----------           -----------

                                                                      ($5,988,000)          ($5,577,000)
                                                                      ===========           ===========

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2004 and 2003

(9)      Income taxes (continued)

         The income tax benefit for the years ended September 30, 2004 and 2003 differed from the amounts computed by applying the federal income tax rate of 34% to pre-tax loss as a result of the following:

                                                                             2004                  2003
                                                                             ----                  ----

    Computed benefit at 34%                                          ($2,036,000)               ($1,896,000)
    State tax benefit net of federal effect                             (257,000)                  (335,000)
    Potential benefits from net operating loss
       carryforward in United States and United
       Kingdom which are not being recognized                          2,320,000                  2,217,000
    Other                                                                (27,000)                    14,000
                                                                     -----------                -----------
    Income tax benefit                                               $        --                $        --
                                                                     ===========                ============

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 are presented below:

                                                                                       2004                  2003
                                                                                       ----                  ----
    Deferred tax assets:
    Federal and state net operating loss
      carryforward                                                                  $ 3,106,000          $  1,699,000
    United Kingdom net operating loss carryforward                                    6,136,000             4,768,000
    Tax basis for capitalized license fees paid to
      the Company by GIG prior to acquisition                                         4,446,000             4,532,000
    Property and equipment                                                              248,000               281,000
    Employee compensation and benefits                                                  250,000               144,000
                                                                                    -----------          ------------
    Total gross deferred tax assets                                                  14,186,000            11,424,000
    Deferred tax liabilities:
      Capitalized software                                                              188,000               315,000
                                                                                    -----------          ------------
    Net deferred tax asset                                                           13,998,000            11,109,000
    Less valuation allowance                                                   (a)   13,998,000            11,109,000
                                                                                    -----------          ------------
        Net deferred tax asset                                                      $         0          $          0
                                                                                    ===========          ============

(a) Includes $10,723,000 and $9,470,000 in 2004 and 2003, respectively, applicable to subsidiary in United Kingdom.

         As of September 30, 2004, the Company had a net operating loss carryforward of approximately $7,765,000 for Federal and state income tax reporting purposes available to offset future Federal taxable income through the year 2024 and future state taxable income through the year 2011, which may be subject to an annual limitation on its utilization under Section 382 of the Internal Revenue Code. In addition, GIG had a net operating loss carryforward of approximately $20,454,000 which is available to offset future taxable income in the United Kingdom. As the Company is unable to conclude that it is more likely than not that the benefits of the carryforwards and deductible temporary differences will be realized it has provided a valuation allowance to offset the related deferred tax asset. Interactive Systems Worldwide Inc. and Subsidiaries Notes To Consolidated Financial Statements September 30, 2004 and 2003

(10)     Commitments

         The Company leases office facilities and equipment under operating leases expiring through March 2009. The remaining minimum rental commitments under the leases and a related sublease are as follows:

                                                                              Less:
          Year ending September 30,                  Gross amount          Rental Income         Net amount
          -------------------------                  ------------          -------------       ------------

                   2005                               $   320,000            $(106,000)         $   214,000
                   2006                                   292,000             (106,000)             186,000
                   2007                                   286,000             (106,000)             180,000
                   2008                                   286,000             (106,000)             180,000
                   2009                                   137,000              (53,000)              84,000
                                                      -----------            ---------          -----------
                                                      $ 1,321,000            $(477,000)         $   844,000
                                                      ===========            =========          ===========

         Rent expense under operating leases during 2004 and 2003 was $328,000 and $304,000, respectively. In October, 2003, the Company began subleasing approximately 1,500 square feet of this space to a third party pursuant to a sublease that expires in March 2009. The rental income for this sublease exceeds the rent paid by the Company under the lease for this space. For the fiscal year ended September 30, 2004, rental income from this sublease was approximately $106,000.

         The Company entered into employment agreements with two of its employees. The agreements as amended, one of which expires in June 2005 and the other of which expires in December 2005, provide for minimum compensation and certain benefits. Compensation expense recognized under these agreements during both of the years ended September 30, 2004 and 2003 was $650,000. The agreements also provide for severance payments upon certain events, as defined.

(11)     Subsequent event

         On November 12, 2004, the Company entered into a financing agreement relating to a $3.0 million private placement with institutional investors consisting of 3,000 shares of the Company's newly issued Series B Convertible Preferred Stock ("Series B"). Series B is initially convertible into the Company's Common Stock at $3.07 per share. The investors also received warrants that expire in November 2009 to purchase 513,172 shares of Common Stock at $3.36 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $2.6 million.

         The Series B are initially convertible into an aggregate of 977,470 shares of Common Stock. Holders of Series B are entitled to receive a 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. Under the terms of the transaction, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series B into Common Stock. The Series B also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series B for cash. For certain other events, each holder would have the right to require the Company to redeem the Series B for the Company's Common Stock or increase the dividend of Series B to 12%. In addition, the Series B and investor warrants are subject to certain anti-dilution protection. A placement agent in this transaction received a cash fee of $180,000 and warrants to purchase 102,740 shares of the Company's Common Stock which have a term of five years and are exercisable at $3.50 per share.