Form 10QSB
period 2004-12-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2005-02-14
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to ______________
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
Yes  X     No
   -----     ----

There were 10,119,987 shares of Common Stock outstanding at February 10, 2005.

Transitional Small Business Disclosure Format (check one):
Yes         No   X
   -----       -----

Interactive Systems Worldwide Inc.
December 31, 2004
FORM 10-QSB

Index
                                                                            Page
                                                                            ----

Part I:  Financial Information

Item 1.  Financial Statements,

         Consolidated Balance Sheets at December 31, 2004 (Unaudited)
         and September 30, 2004                                                2

         Consolidated Statements of Operations for the Three
         Months Ended December 31, 2004 and 2003 (Unaudited)                   3

         Consolidated Statement of Stockholders' Equity for the
         Three Months Ended December 31, 2004 (Unaudited)                      4

         Consolidated Statements of Cash Flows for the Three Months
         Ended December 31, 2004 and 2003 (Unaudited)                          5

Notes to Consolidated Financial Statements (Unaudited)                      6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-17

Item 3.  Controls and Procedures                                              18

Part II: Other Information

Item 6.  Exhibits                                                             18

Signatures                                                                    19

                  Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)


                                                                                     December 31,  September 30,
                                                                                        2004          2004
                                                                                    ------------    -----------
                                                                                    (Unaudited)       Note 1
Current assets:
      Cash and cash equivalents                                                       $  3,994       $  2,832
      Accounts receivable                                                                   18              7
      Investments in marketable securities                                                 585            285
      Other receivables                                                                     38             31
      Prepaid expenses and other current assets                                            244            158
                                                                                      --------       --------
              Total current assets                                                       4,879          3,313

      Property and equipment, net                                                          116            144
      Capitalized software, net of
        accumulation amortization of $555 and $476, respectively                           413            492
      Other assets                                                                         518            556
                                                                                      --------       --------
                  Total assets                                                        $  5,926       $  4,505
                                                                                      ========       ========

                         Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                                $    238       $    153
      Accrued expenses                                                                     914            922
                                                                                      --------       --------
              Total current liabilities                                                  1,152          1,075

Long-term debt:
      Debentures, net of discount of $535 and $912, respectively                         1,307          1,538
                                                                                      --------       --------
                                  Total liabilities                                      2,459          2,613
                                                                                      --------       --------


Stockholders' Equity:
      Preferred stock, par value $.001 per share; 2,000 shares authorized 60,000
              Series A issued and outstanding, 3,000 Series B issued
              and outstanding with a liquidation preference of $3 million                   --             --
      Common stock par value $.001 per share;
              20,000,000 shares authorized;
              9,985,420 and 9,799,418 issued, respectively                                  10             10
      Additional paid-in capital                                                        19,285         15,958
Treasury stock, at cost, 242,000 shares                                                   (441)          (441)
Accumulated other comprehensive loss                                                       (42)           (26)
Accumulated deficit                                                                    (15,345)       (13,609)
                                                                                      --------       --------
                    Total stockholders' equity                                           3,467          1,892
                                                                                      --------       --------
                  Total liabilities and stockholders' equity                          $  5,926       $  4,505
                                                                                      ========       ========


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

             (Amounts in thousands except share and per share data)


                                                                     Three Months Ended
                                                                        December 31,
                                                                    2004             2003
                                                                 -----------       -----------

Revenue                                                          $        23       $         8
                                                                 -----------       -----------

Costs and expenses:
     Cost of revenue, research
         and development expense                                         530               457

     General and
         Administrative expense                                          791               730
                                                                 -----------       -----------
                                                                       1,321             1,187
                                                                 -----------       -----------

            Operating loss                                            (1,298)           (1,179)

Interest expense                                                         213                46
                                                                 -----------       -----------
            Net loss                                                  (1,511)           (1,225)
Preferred stock dividend
  (beneficial conversion feature)                                       (225)               --
                                                                 -----------       -----------

            Net loss applicable to common shareholders           $    (1,736)      $    (1,225)
                                                                 ===========       ===========

Net loss per share applicable to
  common shareholders - basic and diluted                        $     (0.18)      $     (0.13)
                                                                 ===========       ===========

Weighted average basic and diluted
  common shares outstanding                                        9,651,078         9,096,793
                                                                 ===========       ===========


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                  For the Three Months Ended December 31, 2004
                                  (Unaudited)

                 (Amounts in thousands except number of shares)




                                                                                                 Accumulated
                                   Preferred stock     Common stock       Additional               Other
                                -------------------  --------------------  Paid-In   Treasury   Comprehensive  Accumulated
                                 Shares      Amount   Shares     Amount    Capital    Stock         Loss         Deficit      Total
                                ---------   -------  ---------  ---------  --------  ---------   -----------   -----------   ------
Balance at
  September 30, 2004               60,000   $    --  9,799,418  $      10  $  15,958  $  (441)    $     (26)  $ (13,609)  $   1,892

Issuance of 3,000 shares
  of Series B Preferred Stock
  including warrants to
  purchase common stock
  through private placement,
  net of expenses of $374           3,000        --         --         --      2,626       --            --          --       2,626

Dividend on Series B Preferred
  Stock (beneficial conversion
  feature)                             --        --         --         --        225       --            --        (225)         --

Issuance of common stock
  in relation to Debentures            --        --    135,002         --        421       --            --          --         421

Issuance of common stock
  through exercise of options          --        --     51,000         --         55       --            --          --          55

Net loss                               --        --         --         --         --       --            --      (1,511)     (1,511)

Foreign currency
  translation loss                     --        --         --         --         --       --           (16)         --         (16)
                                                                                                                          ---------
Comprehensive loss                                                                                                           (1,527)
                                ---------   -------  ---------  ---------  ---------  -------     ---------   ---------   ---------
Balance at
  December 31, 2004                63,000   $    --  9,985,420  $      10  $  19,285  $  (441)    $     (42)  $ (15,345)  $   3,467
                                =========   =======  =========  =========  =========  =======     =========   =========   =========


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                     Consolidated Statements of Cash Flows

                                  (Unaudited)
                             (Amounts in thousands)



                                                                         Three Months Ended
                                                                            December 31,
                                                                         2004         2003
                                                                       -------       -------
Cash flows from operating activities:
    Net loss                                                           $(1,511)      $(1,225)
Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation and amortization                                     104           101
      Non-cash interest expense                                            187            57
      Non-cash amortization of debt issuance costs                          38            13
Changes in assets and liabilities:
    Accounts receivable and other receivables                              (18)          (34)
    Prepaid expenses and other current assets                              (86)          (84)
    Other assets                                                            38            --
    Accounts payable                                                        85            82
    Accrued expenses                                                       (50)          119
                                                                       -------       -------
                 Net cash used in operating activities                  (1,213)         (971)
                                                                       -------       -------

Cash flows from investing activities:
    Purchase of investments                                               (300)           --
    Proceeds from sales of investments                                      --           190
    Purchase of property and equipment                                      (5)           (3)
                                                                       -------       -------
                 Net cash (used) provided by investing activities         (305)          187
                                                                       -------       -------

Cash flows from financing activities:
    Proceeds from issuance of convertible debt                              --         2,600
    Proceeds from issuance of preferred stock                            3,000            --
    Proceeds from issuance of common stock                                  55         1,300
    Costs associated with private placement                               (374)         (465)
                                                                       -------       -------
                 Net cash provided by financing activities               2,681         3,435
                                                                       -------       -------

Net increase in cash and cash equivalents                                1,163         2,651
Effect of exchange rate on cash                                             (1)           (9)
Cash and cash equivalents, beginning of period                           2,832         4,127
                                                                       -------       -------
Cash and cash equivalents, end of period                               $ 3,994       $ 6,769
                                                                       =======       =======

Non-cash investing and financing activity:
Issuance of warrants to investors                                      $   368       $   636
Issuance of warrants to finder                                         $    75       $   274
Beneficial conversion feature of Debentures                            $    --       $   353
Beneficial conversion feature of Series B Preferred Stock              $   225       $    --


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:

         The information at December 31, 2004 and for the three months ended December 31, 2004 and 2003, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the SEC.

         The Company's revenue during the three months ended December 31, 2004 and 2003 consisted of license fees and service charges from agreements with companies located in the United Kingdom and Gibraltar. The Company recognizes revenue from its agreements with bookmakers as it is earned based on a percentage share of the net wagering revenue and with other non-wagering companies based on agreed service charges.


Note 2 - Private Placement:

         On November 12, 2004, the Company entered into a financing agreement relating to a $3.0 million private placement with institutional investors consisting of 3,000 shares of the Company's newly issued Series B Convertible Preferred Stock ("Series B"). Series B is initially convertible into the Company's Common Stock at $3.07 per share. The investors also received warrants that expire in November 2009 to purchase 513,172 shares of Common Stock at $3.36 per share, subject to adjustment which were valued at $368,000 using the Black Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $2.6 million.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Private Placement (continued):

         The Series B is initially convertible into an aggregate of 977,470 shares of Common Stock. In connection with the issuance of the Series B, the Company recorded a dividend to Series B shareholders of $225,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's common stock at the date of issuance. In addition, holders of Series B are entitled to receive a 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. During the quarter ending March 2005, the Company declared the January 2005 dividend of $24,000 which was satisfied in cash. Under the terms of the transaction, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series B into Common Stock. The Series B also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series B for cash. For certain other events, each holder would have the right to require the Company to redeem the Series B for the Company's Common Stock or increase the dividend of the Series B to 12% per annum. In addition, the Series B and investor warrants are subject to certain anti-dilution protection. A placement agent in this transaction received a cash fee of $180,000 and warrants to purchase 102,740 shares of the Company's Common Stock expiring in November 2009 and are exercisable at $3.50 per share.

Note 3 - Debt:

         In November 2003, the Company issued $2.6 million of 7.5% Convertible Debentures ("Debentures"). The Debentures are convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) which began in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. During the three months ended December 31, 2004, 135,002 common shares were issued in satisfaction of the principal and interest payment. Such shares were accounted for based on their quoted market price at the date of issuance. As the Company currently intends to pay the remaining principal by issuing common shares, none of the Debentures been classified as a current liability in the accompanying balance sheet at December 31, 2004. The Company also under certain conditions has the right to force conversion of all or a portion of the Debentures into Common Stock. The conversion price of the Debentures is subject to adjustment under certain circumstances. The Debentures contain certain provisions and restrictions, which if violated, could result in the

=
                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Debt (continued):

         full principal amount together with interest and other amounts becoming immediately due and payable in cash.

         The following table summarizes the carrying value of the Debentures at December 31, 2004:

                                                                         $(000s)
                                                                        -------
         7.5% convertible debentures, principal                          $2,600
         Less:
         Discount due to allocation of proceeds                            (590)
         Beneficial conversion feature                                     (353)
                                                                        -------
                                                                          1,657
         Repayment of principal                                            (758)
         Amortization of discount                                           408
                                                                        -------
         7.5% convertible debentures, net balance
         at December 31, 2004                                           $ 1,307
                                                                        =======

         In January and February 2005, investors converted $983,000 of their remaining outstanding Debentures into 214,701 shares of the Company's Common Stock. In connection with these conversions, the Company accelerated the amortization of $285,000 of the related discount recorded upon issuance of the Debentures.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Stock Options:

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
                                                          Three Months Ended
                                                           December 31,
                                                          2004          2003
                                                          ----          ----

         Net loss applicable to
           common shareholders, as reported              $(1,736)     $(1,225)
         Deduct: Total stock-based
           employee compensation
           expense determined under
           fair value based method                           (23)         (25)
                                                         -------     --------

         Pro forma net loss applicable
            to common shareholders                       $(1,759)     $(1,250)
                                                         =======     ========

         Net loss per share applicable to
          common shareholders - basic
           and diluted, as reported                      $ (0.18)    $  (0.14)
                                                        ========    =========

         Net loss per share applicable to
          common shareholders - basic
           and diluted, pro forma                        $ (0.18)    $  (0.15)
                                                        ========     ========


         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for all periods), risk free interest rates of 3.93% and 3.79% in 2005 and 2004, respectively, expected volatility of 29% and 85% in 2005 and 2004, respectively, and an expected life of 7 years (for all periods). The weighted average fair value of options granted in Fiscal 2005 and 2004 was $1.21 and $2.89, respectively.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Basic and Diluted Net Loss per Share:

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

         The Company's computation of dilutive net loss per share for the three months ended December 31, 2004 and 2003 does not assume any exercise of options or warrants to purchase 2,625,878 and 1,739,571 common shares, respectively, as their effect is antidilutive.

Note 6 - Preferred Stock:

         The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG on July 31, 2002, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company seven years after issuance for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a dividend of 6% per annum if and when declared by the Board of Directors. As of December 31, 2004, no such dividend has been declared. Series A has no liquidation preference. On November 12, 2004, the Company entered into a financing agreement relating to a $3.0 million private placement with institutional investors consisting of 3,000 shares of the Company's newly issued Series B Preferred Stock (described in Note 2).

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

         Since the acquisition, which transformed ISWI from a licensor to an operator of the SportXction(TM) System, the Company has diligently formed strategic partnerships primarily with bookmakers in the U.K. A factor which will be critical to our success will be the ability of the Company and its business partners to market the SportXction(TM) System. To achieve commercial success, the SportXction(TM) System must be accepted by a significant number of users.

         During the three months ended December 31, 2004 ("Fiscal 2005") and 2004 ("Fiscal 2004"), the Company's revenue consisted of license fees and service charges from providing interactive gaming services using the SportXction(TM) System to business partners such as licensed bookmakers and others located in the United Kingdom and Gibraltar.

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

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During the three months ended December 31, 2004 and 2003, the Company did not capitalize any software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $79,000 and $77,000 during the three months ended December 31, 2004 and 2003, respectively.

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

         See Note 2 to the Company's Form 10-KSB for the year ended September 30, 2004 for a full discussion of the Company's critical accounting policies and estimates.

FINANCIAL RESULTS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

         Revenue for the three months ended December 31, 2004 was $23,000, as compared to $8,000 during the same period in 2003. The increase in Fiscal 2005 is due to new wagering partners and an increase in the number of events covered. Revenues for Fiscal 2005 include service charges from the Company's agreements with the Spanish and Greek affiliates of Sportingbet plc, Victor Chandler and the Tote, none of which were in "live" operation in Fiscal 2004.

         The Company has been very encouraged by the recent results from the Spanish and Turkish (launched in January 2005) markets. The "handle" (total amount wagered through the system) and the "hold" (amount wagered less the payouts made to the winning players) for January 2005 exceeded the results for the three months ended December 31, 2004 (refer to "Recent Operating Data"). The Company expects a significant increase in revenues during the quarter ending March 31, 2005 from these foreign markets as well as the anticipated launch of the SportXction(TM) System on BSkyB's digital television platform in the U.K. and Ireland.

         Cost of revenue, research and development expense for the three months ended December 31, 2004 was $530,000, as compared to $457,000 during the same period in the prior year. The increase was primarily due to higher consulting costs and software development salaries and benefits.

         General and administrative expenses during the three months ended December 31, 2004 were $791,000, as compared to $730,000 during the same period in the prior year. The increase in Fiscal 2005 was primarily due to higher business development costs and travel expenses.

         Interest expense during the three months ended December 31, 2004 was $213,000, as compared to $46,000 during the same period in the prior year. This non-cash expense represents interest on the Company's outstanding Debentures which was satisfied in shares of the Company's Common Stock, an amount to reflect a reduction in the debt discount which is being accreted over the life of the debt using the effective interest method as well as an amount for amortization of debt issuance costs.

         In connection with the issuance of the Series B Preferred Stock in November 2004, the Company recorded a dividend to Series B shareholders of $225,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. This preferred stock dividend did not require the payment of cash or the issuance of additional shares of Common Stock.

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the three months ended December 31, 2004 was $1,736,000 and $0.18, respectively, as compared to $1,225,000 and $0.13, respectively, during the same period in Fiscal 2004. The increase in Fiscal 2005 is primarily the result of higher costs, interest expense and the beneficial conversion feature associated with the Series B Preferred Stock (as described above).

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, the Company had liquid resources totaling $4,579,000. These include cash and cash equivalents in the amount of $3,994,000 and investments in the amount of $585,000. Investments are limited to investment grade marketable securities with maturities of less than 12 months.

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

         The Company expects that its agreement with SkyBet (refer to "System Deployment Status Update") will produce meaningful revenues. The Company is also in discussions with other interactive television, legal Internet wagering, media and mobile phone operators to utilize the SportXction(TM) System. There is no assurance however, that these negotiations will result in signed agreements, or that the system will be accepted by potential users.

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

         In November 2003, the Company issued $2.6 million of 7.5% Convertible Debentures (the "Debentures"). The Debentures are repayable in 24 equal monthly installments of $108,333 which began in May 2004 with interest payable quarterly. Subject to certain conditions, the Company has the right to repay the interest and the principal in cash or shares of its Common Stock and force conversion of all or a portion of the Debentures into Common Stock. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash. To date, the Company has made all interest payments with respect of the Debentures in shares of the Company's Common Stock. The Company made its principal repayment in May 2004 in cash, elected to defer its monthly repayment in June 2004 as permitted under the Debenture and made the remainder of its principal repayments to date in shares of the Company's Common Stock. In January and February 2005, two of the investors converted $983,000 of their remaining outstanding Debentures into 214,701 shares of the Company's Common Stock.

         On November 12, 2004, the Company entered into a financing agreement relating to a $3.0 million private placement with institutional investors consisting of shares of Series B Convertible Preferred Stock ("Series B") convertible into an aggregate of 977,470 shares of Common Stock at $3.07 per share. The investors also received warrants that expire in November 2009 to purchase 513,172 shares of Common Stock at $3.36 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $2.6 million.

         Holders of Series B are entitled to receive a 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. The Company made its dividend payment in January 2005 in cash. Under the terms of the transaction, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series B into Common Stock. The Series B also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series B for cash. For certain other events, each holder would have the right to require the Company to redeem the Series B for the Company's Common Stock or increase the dividend of Series B to 12%.

SYSTEM DEPLOYMENT STATUS UPDATE

         INTERACTIVE TELEVISION

         On April 10, 2003, the Company announced that GIG had signed an agreement with Sky Bet, a wholly-owned subsidiary of British Sky Broadcasting Limited ("BSkyB"). Under a twelve month trial revenue sharing arrangement commencing upon product launch (with either party having the right to terminate the agreement after six months), GIG will receive a share of the wagering revenue for operating the SportXction(TM) System and Sky Bet will be responsible for providing the players, receiving and managing the customer's accounts, first level customer support and a comprehensive marketing program. BSkyB is the UK's largest supplier of digital TV services with over 7.6 million active households throughout the UK and Ireland. BSkyB is also one of the UK's leading sports rights holders and is at the forefront of developing innovative interactive applications. On October 14, 2004, the Company announced that it had completed the development of its iTV version of the SportXction(TM) System. On January 25, 2005, the Company announced that BSkyB had successfully completed their rigorous testing regime of the SportXction(TM) System. It is currently expected that the launch of services under this agreement will occur early in calendar 2005.

         INTERNET

         In October 2004, the Company launched its' SportXction(TM) System with Victor Chandler International, Victor Chandler's Gibraltar based operating arm on its websites www.victorchandler.com and www.vcbet.com. In addition, during the quarter ended December 31, 2004, the Company expanded its agreement with SportingBet to its Spanish and Turkish wagering websites. The Company launched its SportXction(TM) System on www.miapuesta.com in November 2004 and www.superbahis.com on December 21, 2004.

         The Company continues to expand the number of events which it covers. GIG offered live play-by-play wagering on approximately 265 events during the three months ending December 31, 2004. GIG intends to offer wagering on well over 1,000 events during fiscal year 2005.

RECENT OPERATING DATA

         The Company monitors the following key operating data in relation to the SportXction(TM) System: player-game sessions (a player placing at least one wager in a sporting event), new players, the handle (total amount wagered through the system) and the hold (the total amount wagered less the payouts made to the winning players).

         The Company experienced a dramatic increase in the number of new players for the three-month period ended December 31, 2004 who utilized its SportXction(TM) System. In January 2005, the "handle" and the "hold" exceeded the results for the three months ended December 31, 2004. Currently, the Company's revenue consists of the "hold" less taxes (UK gaming duty at 15%) and amounts relating to the Company's revenue share agreements with its wagering partners. We expect continued increases in these key metrics in future months. A table summarizing the recent operating data is shown below:


                            JULY 1 TO     OCTOBER 1 TO      JANUARY 1 TO
                        SEPTEMBER 30,     DECEMBER 31,       JANUARY 31,
                                 2004             2004              2005
   Player sessions              3,397           11,188            11,065
   New players                    893            3,098             2,128
   Handle ($ in 000)              259              758               828
   Hold ($ in 000)                 21               64                64
   Hold (%)                       8.1              8.4               7.7

SAFE HARBOR STATEMENT

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available resources will be adequate to fund its requirements for the next 12 months and whether the Company will be able to meet its cash requirements; whether the Company will need to raise additional financing, and if so the terms on which it can be raised and the dilutive impact on existing shareholders; whether the outstanding Debentures will be repaid in cash or stock, the number of shares of stock that will be required to repay principal and interest on such Debentures and dividends on the Series B Preferred Stock and dilutive impact to existing shareholders; whether the Company's revenue will increase significantly in the three months ending March 31, 2005 and in future quarters; whether the Company will launch the SportXction(TM) System on BSkyB's digital television platform in early calendar 2005 or at all; how long the Company will continue to incur significant losses and negative cash flow; whether the Company will enter into agreements with new partners; whether the Company or its Internet, interactive television, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue; whether the Company will continue to experience increases in player sessions, new players, handle and hold in future months; and whether the Company will offer wagering on well over 1,000 events during fiscal year 2005, as anticipated. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2004. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

Item 3.  Controls and Procedures

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report in accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

   NUMBER        DESCRIPTION
   31.01         Certification of Barry Mindes, Chairman and Chief Executive
                 Officer of Interactive Systems Worldwide Inc., pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                    Interactive Systems Worldwide Inc.


Dated:   February 14, 2005          By:  /s/ Barry Mindes
                                         ---------------------------------
                                         Barry Mindes, Chairman and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Dated:   February 14, 2005          By:  /s/ James McDade
                                        --------------------
                                         James McDade, Chief Financial Officer
                                         (Principal Financial Officer)