Form 10QSB
period 2005-03-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2005-05-16
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 10,659,621 shares of Common Stock outstanding at May 11, 2005.

Transitional Small Business Disclosure Format (check one):
Yes |_|      No |X|

Interactive Systems Worldwide Inc.
March 31, 2005
FORM 10-QSB

Index
                                                                           Page
                                                                           ----

Part I:  Financial Information

Item 1.  Financial Statements,

         Consolidated Balance Sheets at March 31, 2005 (Unaudited)
         and September 30, 2004                                            2

         Consolidated Statements of Operations for the Three and Six
         Months Ended March 31, 2005 and 2004 (Unaudited)                  3

         Consolidated Statement of Stockholders' Equity for the
         Six Months Ended March 31, 2005 (Unaudited)                       4

         Consolidated Statements of Cash Flows for the Six Months
         Ended March 31, 2005 and 2004 (Unaudited)                         5

Notes to Consolidated Financial Statements (Unaudited)                     6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-17

Item 3.  Controls and Procedures                                           18

Part II: Other Information

Item 4. Submission of Matters to a Vote of Security Holders                18-19

Item 6.  Exhibits                                                          19

Signatures                                                                 20

Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)


                                                                                March 31,       September 30,
                                                                                  2005               2004
                                                                               (Unaudited)          Note 1
                                                                                ----------      -------------
Current assets:
   Cash and cash equivalents                                                    $  4,099          $  2,832
   Accounts receivable                                                                25                 7
   Investments in marketable securities                                              666               285
   Other receivables                                                                  23                31
   Prepaid expenses and other current assets                                         196               158
                                                                                --------          --------
       Total current assets                                                        5,009             3,313

   Property and equipment, net                                                       100               144
   Capitalized software, net of
     accumulated amortization of $634 and $476, respectively                         334               492
   Other assets                                                                      380               556
                                                                                --------          --------
                 Total assets                                                   $  5,823          $  4,505
                                                                                ========          ========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $    119          $    153
   Accrued expenses                                                                  995               922
                                                                                --------          --------
                 Total current liabilities                                         1,114             1,075
                                                                                --------          --------

Long-term debt:
    Debentures, net of discount of $194 and $912, respectively                       473             1,538
                                                                                --------          --------
                 Total liabilities                                                 1,587             2,613
                                                                                --------          --------
Stockholders' Equity:
   Preferred stock, par value $.001 per share; 2,000,000 shares authorized
       60,000 Series A issued and outstanding, 2,432 and 0 Series B issued
       and outstanding with a liquidation preference of $2,432 million                --                --
   Common stock par value $.001 per share;
       20,000,000 shares authorized;
       10,861,316 and 9,799,418 issued, respectively                                  11                10
   Additional paid-in capital                                                     21,916            15,958
   Treasury stock, at cost, 242,000 shares                                          (441)             (441)
   Accumulated other comprehensive loss                                              (50)              (26)
   Accumulated deficit                                                           (17,200)          (13,609)
                                                                                --------          --------
             Total stockholders' equity                                            4,236             1,892
                                                                                --------          --------
                 Total liabilities and
                     stockholders' equity                                       $  5,823          $  4,505
                                                                                ========          ========

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)

                                                                     Three Months Ended                Six Months Ended
                                                                          March 31,                         March 31,
                                                                -----------------------------     -----------------------------
                                                                    2005            2004             2005             2004
                                                                    ----            ----             ----             ----
Revenues                                                        $         46     $          4     $         69     $         12
                                                                ------------     ------------     ------------     ------------
Costs and expenses:
   Cost of revenues, research
     and development expense                                             498              469            1,029              927

   General and
     administrative expense                                              849              916            1,640            1,645
                                                                ------------     ------------     ------------     ------------
                                                                       1,347            1,385            2,669            2,572
                                                                ------------     ------------     ------------     ------------

        Operating loss                                                (1,301)          (1,381)          (2,600)          (2,560)

Interest expense, net                                                    524              170              737              216
                                                                ------------     ------------     ------------     ------------
        Net loss                                                      (1,825)          (1,551)          (3,337)          (2,776)
Preferred stock dividend (includes beneficial
   conversion feature of $225 during the six
   months ended March 31, 2005)                                          (29)              --             (254)              --
                                                                ------------     ------------     ------------     ------------

        Net loss applicable to common shareholders              $     (1,854)    $     (1,551)    $     (3,591)    $     (2,776)
                                                                ============     ============     ============     ============

Net loss per share applicable to common
   shareholders - basic and diluted                             $      (0.18)    $      (0.17)    $      (0.36)    $      (0.30)
                                                                ============     ============     ============     ============

Weighted average basic and diluted
  common shares outstanding                                       10,168,475        9,333,161        9,906,934        9,214,331
                                                                ============     ============     ============     ============


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended March 31, 2005
                                   (Unaudited)

                 (Amounts in thousands except number of shares)



                                                                                               Accumulated
                                      Preferred stock    Common stock    Additional                Other
                                      ---------------  -----------------  Paid-In   Treasury  Comprehensive   Accumulated
                                      Shares   Amount   Shares    Amount  Capital     Stock         Loss          Deficit    Total
                                      ------   ------  -------    ------  -------   ---------  -------------   ------------ -------
Balance at
   September 30, 2004                 60,000    $--    9,799,418     10   $ 15,958    $ (441)      $ (26)      $ (13,609)   $ 1,892

Issuance of 3,000 shares of Series
   B Preferred Stock including
   warrants to purchase common
   stock through private placement,
   net of expenses of $374             3,000      --          --     --      2,626        --          --              --      2,626

Dividends on Series B Preferred
   Stock including beneficial
   conversion feature of $225             --      --         941     --        230        --          --            (254)       (24)

Issuance of common stock
   in relation to Debentures              --      --     409,087      1      1,691        --          --              --      1,692

Issuance of common stock
   through conversion of Series
   B Preferred Stock                    (568)     --     185,016     --         --        --          --              --         --

Issuance of common stock
   through exercise of options            --      --     209,202     --        321        --          --              --        321

Issuance of common stock
   through exercise of warrants           --      --     257,652     --      1,090        --          --              --      1,090

Net loss                                  --      --          --     --         --        --          --          (3,337)    (3,337)

Foreign currency
   translation loss                       --      --          --     --         --        --         (24)             --        (24)
                                                                                                                            -------

Comprehensive loss                                                                                                           (3,361)
                                      ------    ----  ----------   ----   --------    ------       -----       ---------    -------
Balance at
   March 31, 2005                     62,432    $ --  10,861,316   $ 11   $ 21,916    $ (441)      $ (50)      $ (17,200)   $ 4,236
                                      ======    ====  ==========   ====   ========    ======       =====       =========    =======

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)


                                                                        Six Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                       2005         2004
                                                                     --------      --------
Cash flows from operating activities:
  Net loss                                                           $(3,337)      $(2,776)
Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                                      208           208
      Non-cash interest expense                                          593           188
      Non-cash amortization of debt issuance costs                       176            51
Changes in assets and liabilities:
  Accounts receivable and other receivables                              (10)          (52)
  Prepaid expenses and other current assets                              (38)         (114)
  Other assets                                                             0             1
  Accounts payable                                                       (34)           69
  Accrued expenses                                                       106           145
                                                                     -------       -------
         Net cash used in operating activities                        (2,336)       (2,280)
                                                                     -------       -------

Cash flows from investing activities:
  Purchase of investments                                               (666)           --
  Proceeds from sales of investments                                     285           190
  Purchase of property and equipment                                     (11)           (3)
                                                                     -------       -------
         Net cash (used) provided by investing activities               (392)          187
                                                                     -------       -------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt                              --         2,600
  Proceeds from issuance of preferred stock                            3,000            --
  Proceeds from issuance of common stock                               1,411         1,300
  Payment of dividends associated with Series B Preferred Stock          (24)           --
  Costs associated with private placement                               (374)         (465)
                                                                     -------       -------
         Net cash provided by financing activities                     4,013         3,435
                                                                     =======       =======
Net increase in cash and cash equivalents                              1,285         1,342
Effect of exchange rate on cash                                          (18)          (13)
Cash and cash equivalents, beginning of period                         2,832         4,127
                                                                     -------       -------
Cash and cash equivalents, end of period                             $ 4,099       $ 5,456
                                                                     =======       =======

Non-cash investing and financing activity:
   Issuance of warrants to investors                                 $   368       $   636
   Issuance of warrants to finder                                    $    75       $   274
   Beneficial conversion feature of Debentures                       $    --       $   353
   Beneficial conversion feature of Series B Preferred Stock         $   225       $    --
   Issuance of common stock in relation to principal payments
            and interest on Debentures                               $   644       $    25


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note l - Basis of Presentation:
-------------------------------

         The information at March 31, 2005 and for the three and six months ended March 31, 2005 and 2004, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the SEC.

         The Company's revenue during the three and six months ended March 31, 2005 and 2004 consisted of license fees and service charges from agreements with companies located in the United Kingdom and Gibraltar. The Company recognizes revenue from its agreements with bookmakers as it is earned based on a percentage share of the net wagering revenue and with other non-wagering companies based on agreed service charges.

Note 2 - Private Placement:
---------------------------

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

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Private Placement (continued):
---------------------------------------

         The Series B was initially convertible into an aggregate of 977,470 shares of Common Stock. In connection with the issuance of the Series B, the Company recorded a dividend to Series B shareholders of $225,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series B are entitled to receive a 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. In February 2005, a holder of the Series B converted 568 shares of Series B into 185,016 shares of Common Stock. During the quarter ended March 31, 2005, the Company declared the quarterly dividend on the Series B due on January 1, 2005 of $24,000 and the accrued dividend of $5,000 relating to the Series B shares which were converted into Common Stock.

         Under the terms of the transaction, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series B into Common Stock. The Series B also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series B for cash. For certain other events, each holder would have the right to require the Company to redeem the Series B for the Company's Common Stock or increase the dividend of the Series B to 12% per annum. In addition, the Series B and investor warrants are subject to certain anti-dilution protection. A placement agent in this transaction received a cash fee of $180,000 and warrants to purchase 102,740 shares of the Company's Common Stock expiring in November 2009 which are exercisable at $3.50 per share.

Note 3 - Debt:
--------------

         In November 2003, the Company issued $2.6 million of 7.5% Convertible Debentures ("Debentures"). The Debentures are convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) which began in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. During the quarter ended March 2005, investors converted $1,033,000 of their outstanding Debentures into 225,619 shares of the Company's Common Stock. In connection with these conversions, the Company accelerated the amortization of $300,000 of the related discount recorded upon issuance

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Debt (continued):
--------------------------

         of the Debentures and $121,000 of debt issuance costs which were recorded as additional interest expense. Subsequent to these conversions, the monthly principal repayments were reduced to $62,500. During the six months ended March 31, 2005, 183,468 shares of Common Stock were issued in satisfaction of principal and interest payments on the Debentures. Such shares were accounted for based on their quoted market price at the date of issuance. As the Company currently intends to pay the remaining principal by issuing common shares, none of the Debentures have been classified as a current liability in the accompanying balance sheet at March 31, 2005. The Company also under certain conditions has the right to force conversion of all or a portion of the Debentures into Common Stock. The conversion price of the Debentures is subject to adjustment under certain circumstances. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash.

Note 4 - Stock Options:
-----------------------

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

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Stock Options (continued):
-----------------------------------


                                                Three Months Ended                Six Months Ended
                                                    March 31,                         March 31,
                                              ----------------------            ---------------------
                                              2005              2004            2005             2004
                                              ----              ----            ----             ----
Net loss applicable to common
  shareholders, as reported                  $(1,854)         $(1,551)         $(3,591)         $(2,776)
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method                        (18)             (25)             (40)             (50)
                                             -------          -------          -------          -------

Pro forma net loss applicable
  to common shareholders                     $(1,872)         $(1,576)         $(3,631)         $(2,826)
                                             =======          =======          =======          =======
Net loss per share applicable to
  common shareholders - basic
  and diluted, as reported                   $ (0.18)         $ (0.17)         $ (0.36)         $ (0.30)
                                             =======          =======          =======          =======

Net loss per share applicable to
 common shareholders - basic
 and diluted, pro forma                      $ (0.18)         $ (0.17)         $ (0.37)         $ (0.31)
                                             =======          =======          =======          =======


         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for all periods), risk free interest rates of 3.93% and 3.67% in 2005 and 2004, respectively, expected volatility of 67% and 85% in 2005 and 2004, respectively, and an expected life of 7 years (for all periods). The weighted average fair value of options granted in Fiscal 2005 and 2004 was $2.08 and $2.69, respectively.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R) "Share-Based Payment". SFAS 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements. As a result, upon adoption of SFAS 123(R), the Company will be required to recognize compensation expense for the fair value of employee stock options over the applicable vesting period.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Stock Options (continued):
-----------------------------------

         The Company will be required to adopt SFAS 123(R) at the beginning of its fiscal year ending September 30, 2006. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. Upon adoption, prior periods may be, but are not required to be, restated.


Note 5 - Basic and Diluted Net Loss per Share:
----------------------------------------------

         Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the applicable reporting periods. Diluted net loss per share reflects the potential dilution that would occur if convertible debentures and preferred stock were converted and outstanding options and warrants were exercised and Common Stock was issued utilizing the treasury stock method.

         The Company's computation of dilutive net loss per share for the three and six months ended March 31, 2005 and 2004 does not assume any exercise of options or warrants to purchase 2,205,024 and 2,446,629 common shares, respectively, or the conversion of debentures or preferred stock to acquire 937,743 and 567,686 common shares, respectively, as their effect is antidilutive.

Item 2. Management`s Discussion and Analysis of Financial
        Condition and Results of Operations

DESCRIPTION OF BUSINESS
-----------------------

          Interactive Systems Worldwide Inc. ("ISWI") has designed, developed and patented an interactive hardware and proprietary software system (the "SportXction(R) System") that enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis, rugby, cricket and snooker, among many others. The SportXction(R) System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, which player will score next, will a batter get on base or will a penalty shot be successful. The SportXction(R) System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

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

         Since the acquisition, which transformed ISWI from a licensor to an operator of the SportXction(R) System, the Company has diligently formed strategic partnerships primarily with bookmakers in the U.K. A factor which will be critical to our success will be the ability of the Company and its business partners to market the SportXction(R) System. To achieve commercial success, the SportXction(R) System must be accepted by a significant number of users.

         During the six months ended March 31, 2005 ("Fiscal 2005") and 2004 ("Fiscal 2004"), the Company's revenue consisted of license fees and service charges from providing interactive gaming services using the SportXction(R) System to business partners such as licensed bookmakers and others located in the United Kingdom and Gibraltar.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During Fiscal 2005 and 2004, the Company did not capitalize any software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $158,000 during the six months ended March 31, 2005 and 2004, respectively.

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

FINANCIAL RESULTS
-----------------

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         Revenue for the three months ended March 31, 2005 was $46,000, as compared to $4,000 during the same period in the prior year. The increase in Fiscal 2005 is due to new wagering partners and an increase in the number of events covered. Revenues for Fiscal 2005 include service charges from the Company's agreements with the foreign affiliates (non-UK) of Sportingbet plc as well as Victor Chandler, the Tote and SkyBet, none of which were in "live" operation in Fiscal 2004. The Company expects revenue from these agreements to increase in future quarters. The Company expects that revenue growth will accelerate as the marketing and promotion campaign for WINPlay(TM), the interactive television version of SportXction(R) on Sky Television, is implemented. See "System Deployment Status Update - Interactive Television."

         Cost of revenue, research and development expense for the three months ended March 31, 2005 was $498,000, as compared to $469,000 during the same period in the prior year. The increase was primarily due to higher technical consulting fees relating to the interactive television product and higher operational costs due to an increase in the number of events covered.

         General and administrative expenses during the three months ended March 31, 2005 were $849,000, as compared to $916,000 during the same period in the prior year. The decrease in Fiscal 2005 was primarily due to lower business development costs and consulting and professional fees.

         Interest expense during the three months ended March 31, 2005 was $524,000, as compared to $170,000 during the same period in the prior year. During the quarter ended March 31, 2005, investors converted $1.0 million of their outstanding Debentures. As a result, the Company accelerated the amortization of $300,000 of the discount recorded upon issuance of the Debentures and $121,000 of debt issuance costs which were recorded as interest expense. This non-cash expense also represents interest on the Company's outstanding Debentures which was satisfied by issuing shares of the Company's Common Stock.

         During the quarter ended March 31, 2005, the Company declared the quarterly dividend due on January 1, 2005 of $24,000 and the accrued dividend of $5,000 relating to the Series B Preferred Stock ("Series B") which was converted into Common Stock.

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the three months ended March 31, 2005 was $1,854,000 and $0.18, respectively, as compared to $1,551,000 and $0.17, respectively, during the same period in Fiscal 2004. The increase in Fiscal 2005 is primarily the result of higher non-cash interest expense (as described above).

SIX MONTHS ENDED MARCH 31, 2005 AND 2004

         Revenue for the six months ended March 31, 2005 was $69,000, as compared to $12,000 during the same period in Fiscal 2004. The increase in Fiscal 2005 is due to new wagering partners and an increase in the number of events covered. Revenues for Fiscal 2005 include service charges from the Company's agreements with the foreign affiliates (non-UK) of Sportingbet plc as well as Victor Chandler, the Tote and SkyBet, none of which were in "live" operation in Fiscal 2004.

         Cost of revenue, research and development expense for the six months ended March 31, 2005 was $1,029,000, as compared to $927,000 during the same period in the prior year. The increase was primarily due to higher technical consulting costs relating to the interactive television product and higher operational costs due to an increase in the number of events covered.

         General and administrative expenses during the six months ended March 31, 2005 were $1,640,000, as compared to $1,645,000 during the same period in the prior year. The decrease in Fiscal 2005 was primarily due to lower business development costs and consulting and professional fees partially offset by higher travel expenses.

         Interest expense during the six months ended March 31, 2005 was $737,000, as compared to $216,000 during the same period in the prior year. During the six months ended March 31, 2005, investors converted $1.0 million of their outstanding Debentures into Common Stock. As a result, the Company accelerated the amortization of $300,000 of the discount recorded upon issuance of the Debentures and $121,000 of the debt issuance costs which were recorded as interest expense. This non-cash expense also represents interest on the Company's outstanding Debentures which was satisfied in shares of the Company's Common Stock, and additional amounts to reflect a reduction in the debt discount which is being accreted over the life of the debt using the effective interest method and amortization of debt issuance costs.

         In connection with the issuance of the Series B in November 2004, the Company recorded a dividend to Series B shareholders of $225,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. This preferred stock dividend did not require the payment of cash or the issuance of additional shares of Common Stock. During the quarter ended March 2005, the Company declared the quarterly dividend on the Series B due on January 1, 2005 of $24,000 and the accrued dividend of $5,000 relating to the Series B which was converted into Common Stock.

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the six months ended March 31, 2005 was $3,591,000 and $0.36, respectively, as compared to $2,776,000 and $0.30, respectively, during the same period in Fiscal 2004. The increase in Fiscal 2005 is primarily the result of higher non-cash interest expense and the beneficial conversion feature associated with the Series B (as described above).

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, the Company had liquid resources totaling $4,765,000. These include cash and cash equivalents in the amount of $4,099,000 and investments in the amount of $666,000. Investments are limited to investment grade marketable securities with maturities of less than 12 months.

         The Company's operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2005. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements for the next 12 months based upon the Company's current business plan and longer, subject to the revenues generated by the SportXction(R) System. The Company may be required to seek additional funding to prosecute its international development and growth plans, as well as provide additional liquid resources in the event that the growth in revenues is slower than anticipated. If such funding were in the form of an equity financing, such additional funding would be dilutive to existing shareholders of the Company. If the Company is unable to raise additional funding on terms deemed reasonable or at all, then the Company may be required to curtail certain operations in order to reduce its expenses.

         The Company expects that its agreement with SkyBet (refer to "System Deployment Status Update") will produce meaningful revenues. The Company is also in discussions with other interactive television, legal Internet wagering, media and mobile phone operators to utilize the SportXction(R) System. There is no assurance however, that these negotiations will result in signed agreements, or that the system will be accepted by potential users.

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

         In November 2003, the Company issued $2.6 million of 7.5% Convertible Debentures (the "Debentures"). The Debentures are repayable in 24 equal monthly installments of $108,333 which began in May 2004 with interest payable quarterly. The Company has the right to repay the interest and the principal in cash or, under certain circumstances, shares of its Common Stock. The Company also has the right, under certain circumstances, to force conversion of all or a portion of the Debentures into Common Stock. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash. To date, the Company has made all interest payments with respect of the Debentures in shares of the Company's Common Stock. The Company made its principal repayment in May 2004 in cash, elected to defer its monthly repayment in June 2004 as permitted under the Debenture and made the remainder of its principal repayments to date in shares of the Company's Common Stock. During the quarter ended March 2005, investors converted $1,033,000 of their outstanding Debentures into 225,619 shares of the Company's Common Stock. Subsequent to these conversions, the monthly principal repayments were reduced to $62,500.

         On November 12, 2004, the Company entered into a financing agreement relating to a $3.0 million private placement with institutional investors consisting of shares of Series B convertible into an aggregate of 977,470 shares of Common Stock at $3.07 per share. The investors also received warrants that expire in November 2009 to purchase 513,172 shares of Common Stock at $3.36 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $2.6 million.

         Holders of Series B are entitled to receive a 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. In February 2005, a holder of the Series B converted 568 shares of Series B into 185,016 shares of Common Stock. During the quarter ended March 31, 2005, the Company declared the quarterly dividend on the Series B due on January 1, 2005, of $24,000 and the accrued dividend of $5,000 relating to the Series B shares which were converted into Common Stock. The quarterly dividend due on January 1, 2005 was satisfied in cash and the accrued dividend and the quarterly dividend due on April 1, 2005 were satisfied in shares of Common Stock. Under the terms of the transaction, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series B into Common Stock. The Series B also provides that if certain events (all of which are within the control of the Company) occur the holders would have the right to require the Company to redeem the Series B for cash. For certain other events, each holder would have the right to require the Company to redeem the Series B for the Company's Common Stock or increase the dividend of Series B to 12%.

SYSTEM DEPLOYMENT STATUS UPDATE
-------------------------------

         INTERACTIVE TELEVISION

         In April, 2003, the Company announced that GIG had signed an agreement with Sky Bet, a wholly-owned subsidiary of British Sky Broadcasting Limited ("BSkyB"). Under a twelve month trial revenue sharing arrangement commencing upon product launch (with either party having the right to terminate the agreement after six months), GIG will receive a share of the wagering revenue for operating WINPlay(TM), the iTV version of the SportXction(R) System and SkyBet will be responsible for providing the players, receiving and managing the customer's accounts, first level customer support and a comprehensive marketing program. BSkyB is the UK's largest supplier of digital TV services with over 7.7 million active households throughout the UK and Ireland. BSkyB is also one of the UK's leading sports rights holders and is at the forefront of developing innovative interactive applications. On February 23, 2005, WINPlay(TM) was successfully launched without local announcement or marketing. On May 2, 2005, the Company announced that the advertising campaign for WINPlay(TM) had commenced.

RECENT OPERATING DATA

         The Company monitors the following key operating data in relation to the SportXction(R) System: player-game sessions (a player placing at least one wager in a sporting event), new players, the handle (total amount wagered through the system) and the hold (the total amount wagered less the payouts made to the winning players). Currently, the Company's revenue consists of the "hold" less taxes (UK gaming duty at 15%) and amounts relating to the Company's revenue share agreements with its wagering partners. A table summarizing the recent operating data is shown below:

                            JULY 1 TO   OCTOBER 1 TO    JANUARY 1 TO
                        SEPTEMBER 30,   DECEMBER 31,       MARCH 31,
                                 2004           2004            2005

Player sessions                 3,397         11,188         35,184
New players                       893          3,098          6,772
Handle ($ in 000)                 259            758          2,328
Hold ($ in 000)                    21             64            153
Hold (%)                          8.1            8.4            6.6

The increase in wagering activity during the three months ended March 31, 2005 has largely been from our Internet partners and the successful rollout of our multi-language, multi-currency product in several countries. During the first calendar quarter of 2005, there was $2.33 million wagered through the SportXction(R) System from our partners collectively. Due to the favorable response the product has received from players associated with our European partners, the Company has recently begun to target these players by increasing the number of local and international (i.e. non-UK) sporting events offered.

SAFE HARBOR STATEMENT
---------------------

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available resources will be adequate to fund its requirements for the next 12 months and whether the Company will be able to meet its cash requirements; whether the Company will need to raise additional financing, and if so the terms on which it can be raised and the dilutive impact on existing shareholders; whether the outstanding Debentures will be repaid in cash or stock, the number of shares of stock that will be required to repay principal and interest on such Debentures and dividends on the Series B Preferred Stock and dilutive impact to existing shareholders; whether the Company's revenue will increase in future quarters and whether the revenue growth will accelerate as the marketing and promotion campaign for WINPlay(TM) is implemented; whether the Company's trial revenue sharing arrangement with Sky Bet will be renewed at the end of its twelve month term or terminated six months after launch; how long the Company will continue to incur significant losses and negative cash flow; whether the Company will enter into agreements with new partners; whether the Company or its Internet, interactive television, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue; and whether the Company will continue to experience increases in player sessions, new players, handle and hold in future months. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2004 and its Form 10-QSB for the three months ended December 31, 2004. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on March 15, 2005. The following matters were voted upon at the meeting and received the number of votes indicated:

         1. To elect a board of five directors to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

----------------------       -------------------       --------------
                                      For                 Withheld
----------------------       -------------------       --------------
Barry Mindes                      9,622,441                12,569
----------------------       -------------------       --------------
Bernard Albanese                  9,622,376                12,634
----------------------       -------------------       --------------
Bruce Feldman                     9,622,376                12,634
----------------------       -------------------       --------------
Fredric Kupersmith                9,622,441                12,569
----------------------       -------------------       --------------
Harold Rapaport                   9,620,876                14,134
----------------------       -------------------       --------------

         2. To approve the possible issuance of shares of the Company's Common Stock in connection with the Company's private placement on November 12, 2004 to certain institutional investors of shares of Series B Preferred Stock and Common Stock Purchase Warrants in an amount equal to more than 20% of the Company's total shares outstanding immediately prior to the private placement.

                For:                        5,361,000
                Against:                       68,416
                Abstain:                       15,987
                Broker non-vote:            4,189,607

         3. To ratify the selection of Eisner LLP as the Company's registered independent public accounting firm for the fiscal year ending September 30, 2005.

                For:                        9,625,502
                Against:                        9,819
                Abstain:                       12,689

Item 6.  Exhibits

   NUMBER   DESCRIPTION
   ------   -----------

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

                                      Interactive Systems Worldwide Inc.


Dated: May 16, 2005                   By:  /s/ Barry Mindes
                                           -------------------
                                           Barry Mindes, Chairman and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Dated: May 16, 2005                   By: /s/ James McDade
                                          --------------------
                                          James McDade, Chief Financial Officer
                                          (Principal Financial Officer)