Form 10QSB
period 2005-06-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2005-08-12
CIK 1025995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 10,871,949 shares of Common Stock outstanding at August 10, 2005.

Transitional Small Business Disclosure Format (check one):
Yes          No   X
   -----       -----

Interactive Systems Worldwide Inc.
June 30, 2005
FORM 10-QSB

Index
                                                                      Page
                                                                      ----

Part I:    Financial Information

Item 1.    Financial Statements,

  Consolidated Balance Sheets at June 30, 2005 (Unaudited)
  and September 30, 2004                                               2

  Consolidated Statements of Operations for the Three and Nine
  Months Ended June 30, 2005 and 2004 (Unaudited)                      3

  Consolidated Statement of Stockholders' Equity for the
  Nine Months Ended June 30, 2005 (Unaudited)                          4

  Consolidated Statements of Cash Flows for the Nine Months
  Ended June 30, 2005 and 2004 (Unaudited)                             5

Notes to Consolidated Financial Statements (Unaudited)                 6-11

Item 2.    Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  12-19

Item 3.    Controls and Procedures                                     20

Part II:   Other Information

Item 6.    Exhibits                                                    20

Signatures                                                             21

       Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)

                                                                              June 30,     September 30,
                                                                                2005           2004
                                                                             (Unaudited)      Note 1
                                                                             -----------      ------
Current assets:
   Cash and cash equivalents                                                  $  2,947     $  2,832
   Accounts receivable                                                              53            7
   Investments in marketable securities                                            760          285
   Other receivables                                                                43           31
   Prepaid expenses and other current assets                                       171          158
                                                                              --------     --------
     Total current assets                                                        3,974        3,313

   Property and equipment, net                                                      93          144
   Capitalized software, net of
            accumulated amortization of $713 and $476, respectively                255          492
   Other assets                                                                    362          556
                                                                              --------     --------
               Total assets                                                   $  4,684     $  4,505
                                                                              ========     ========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                           $     74     $    153
   Accrued expenses                                                              1,089          922
                                                                              --------     --------
     Total current liabilities                                                   1,163        1,075

Long-term debt:
   Debentures, net of discount of $147 and $629, respectively                      328        1,538
                                                                              --------     --------
               Total liabilities                                                 1,491        2,613
                                                                              --------     --------

Stockholders' Equity:
   Preferred stock, par value $.001 per share; 2,000,000 shares authorized
     60,000 Series A issued and outstanding, and, in 2005, 2,432 Series B
     issued and outstanding with a liquidation preference of $2,432               --           --
   Common stock par value $.001 per share;
     20,000,000 shares authorized;
     10,982,479 and 9,799,418 issued, respectively                                  11           10
   Additional paid-in capital                                                   22,175       15,958
   Treasuy stock, at cost, 242,000 shares                                         (441)        (441)
   Accumulated other comprehensive loss                                            (49)         (26)
   Accumulated deficit                                                         (18,503)     (13,609)
                                                                              --------     --------
           Total stockholders' equity                                            3,193        1,892
                                                                              --------     --------
              Total liabilities and
                  stockholders' equity                                        $  4,684     $  4,505
                                                                              ========     ========

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)

                                                           Three Months Ended                         Nine Months Ended
                                                                  June 30,                                 June 30,
                                                           2005                2004               2005                 2004
                                                           ----                ----               ----                 ----

Revenues                                                $         62       $         15       $        131       $         27
                                                        ------------       ------------       ------------       ------------

Costs and expenses:
   Cost of revenues, research
     and development expense                                     468                502              1,496              1,428

   General and
     administrative expense                                      797              1,013              2,437              2,656
                                                        ------------       ------------       ------------       ------------
                                                               1,265              1,515              3,933              4,084
                                                        ------------       ------------       ------------       ------------
        Operating loss                                        (1,203)            (1,500)            (3,802)            (4,057)

Interest expense, net                                             66                201                802                420
                                                        ------------       ------------       ------------       ------------
        Net loss                                              (1,269)            (1,701)            (4,604)            (4,477)
Preferred stock dividend (includes beneficial
   conversion feature of $225 during the nine
   months ended June 30, 2005)                                   (36)              --                 (290)              --
                                                        ------------       ------------       ------------       ------------
        Net loss applicable to common shareholders      $     (1,305)      $     (1,701)      $     (4,894)      $     (4,477)
                                                        ============       ============       ============       ============

Net loss per share applicable to common
   shareholders - basic and diluted                     $      (0.12)      $      (0.18)      $      (0.48)      $      (0.48)
                                                        ============       ============       ============       ============

Weighted average basic and diluted
  common shares outstanding                               10,671,597          9,354,940         10,161,821          9,260,274
                                                        ============       ============       ============       ============




See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                     For the Nine Months Ended June 30, 2005
                                   (Unaudited)

                 (Amounts in thousands except number of shares)


                                    Preferred stock        Common stock           Additional
                                   -----------------   -------------------         Paid-In         Treasury
                                   Shares     Amount   Shares       Amount         Capital          Stock
                                   ------     ------   ------       ------         -------          -----
Balance at
   September 30, 2004               60,000     $--    $9,799,418    $     10     $   15,958     $   (441)

Issuance of 3,000 shares
  of Series B Preferred
  Stock including warrants
  to purchase common stock
  through private placement,
  net of expenses of $374            3,000      --            --          --          2,626           --

Dividends on Series B
   Preferred Stock including
   beneficial conversion
   feature of $225                    --        --         7,497          --            266           --

Issuance of common stock
   in relation to Debentures          --        --       460,304           1          1,912           --

Issuance of common stock
   through conversion of
   Series B Preferred
   Stock                              (568)     --       185,016          --             --           --

Issuance of common stock
   through exercise
   of options                         --        --       209,202          --            321           --

Issuance of common stock
   through exercise
   of warrants                        --        --       257,652          --          1,090           --

Net share settlement
   on cashless exercise
   of stock options                   --        --        63,390          --             --           --

Issuance of stock
   options to
   consultant                         --        --            --          --              2           --

Net loss                              --        --            --          --             --           --

Foreign currency
   translation loss                   --        --            --          --             --           --

Comprehensive loss
-----------------------------------------------------------------------------------------------------------
Balance at
   June 30, 2005                    62,432    $ --   $10,982,479    $    11      $   22,175     $   (441)
===========================================================================================================

                                     Accumulated
                                        Other
                                    Comprehensive    Accumulated
                                         Loss          Deficit       Total
                                         ----          -------       -----
Balance at
   September 30, 2004               $      (26)    $  (13,609)    $      1,892

Issuance of 3,000 shares
  of Series B Preferred
  Stock including warrants
  to purchase common stock
  through private placement,
  net of expenses of $374                   --             --            2,626

Dividends on Series B
   Preferred Stock including
   beneficial conversion
   feature of $225                          --           (290)            (24)

Issuance of common stock
   in relation to Debentures                --             --            1,913

Issuance of common stock
   through conversion of
   Series B Preferred
   Stock                                    --             --               --

Issuance of common stock
   through exercise
   of options                               --             --              321

Issuance of common stock
   through exercise
   of warrants                              --             --            1,090

Net share settlement
   on cashless exercise
   of stock options                         --             --               --

Issuance of stock
   options to
   consultant                               --             --                2

Net loss                                    --         (4,604)          (4,604)

Foreign currency
   translation loss                        (23)            --              (23)
                                                                    ----------
Comprehensive loss                                                      (4,627)
-------------------------------------------------------------------------------
Balance at
   June 30, 2005                      $    (49)    $  (18,503)    $      3,193
===============================================================================

See accompanying notes to consolidated financial statements

                              Interactive Systems
                                 Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                          Nine Months Ended
                                                                              June 30,
                                                                        2005              2004
                                                                        ----              ----
Cash flows from operating activities:
  Net loss                                                             $(4,604)        $(4,477)
Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                          313             312
      Non-cash interest expense                                            668             360
      Non-cash amortization of debt issuance costs                         194              89
      Non-cash option charge                                                 2             163
Changes in assets and liabilities:
  Accounts receivable and other receivables                                (58)            (11)
  Prepaid expenses and other current assets                                (13)            (60)
  Other assets                                                              --               2
  Accounts payable                                                         (79)             35
  Accrued expenses                                                         201             235
                                                                       -------         -------
         Nettcash used in operating activities                          (3,376)         (3,352)
                                                                       -------         -------

Cash flows from investing activities:
  Purchase of investments                                                 (760)             --
  Proceeds from sales of investments                                       285             190
  Purchase of property and equipment                                       (20)             (3)
                                                                       -------         -------
         Net cash (used) provided by investing activities                 (495)            187
                                                                       -------         -------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt                                --           2,600
  Repayment of convertible debt                                             --            (108)
  Proceeds from issuance of preferred stock and warrants                 3,000              --
  Proceeds from issuance of common stock                                 1,411           1,302
  Payment of dividends associated with Series B Preferred Stock            (24)             --
  Costs associated with private placement                                 (374)           (465)
                                                                       -------         -------
         Net cash provided by financing activities                       4,013           3,329
                                                                       =======         =======
Net increase in cash and cash equivalents                                  142             164
Effect of exchange rate on cash                                            (27)            (26)
Cash and cash equivalents, beginning of period                           2,832           4,127
                                                                       -------         -------
Cash and cash equivalents, end of period                               $ 2,947         $ 4,265
                                                                       =======         =======

Non-cash investing and financing activity:
   Issuance of warrants to investors and finder                        $   443         $   910
   Beneficial conversion feature of Debentures                         $    --         $   353
   Beneficial conversion feature of Series B Preferred Stock           $   225         $    --
   Issuance of common stock in relation to principal payments
            on Debentures                                              $   658         $    87
   Issuance of common stock in relation to dividend payments
            on Series B Preferred Stock                                $    41         $    --

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:

         The information at June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the SEC.

         The Company's revenue during the three and nine months ended June 30, 2005 and 2004 consisted of license fees and service charges from agreements with companies located in the United Kingdom and Gibraltar. The Company recognizes revenue from its agreements with bookmakers as it is earned based on a percentage share of the net wagering revenue and with other non-wagering companies based on agreed service charges.

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

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


   Note 2 - Private Placement (continued):

         The Series B was initially convertible into an aggregate of 977,470 shares of Common Stock. In connection with the issuance of the Series B, the Company recorded a dividend to Series B shareholders of $225,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series B are entitled to receive a 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. In February 2005, a holder of the Series B converted 568 shares of Series B into 185,016 shares of Common Stock. During the nine months ended June 30, 2005, the Company declared dividends on the Series B of $65,000 which were satisfied by the issuance of 7,497 shares of Common Stock and $24,000 in cash.

         Under the terms of the transaction, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series B into Common Stock. The Series B also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series B for cash. For certain other events, each holder would have the right to require the Company to redeem the Series B for the Company's Common Stock or increase the dividend of the Series B to 12% per annum. In addition, the Series B and investor warrants are subject to certain anti-dilution protection. A placement agent in this transaction received a cash fee of $180,000 and warrants to purchase 102,740 shares of the Company's Common Stock expiring in November 2009 which are exercisable at $3.50 per share. See Note 6 - Subsequent Event regarding the conversion of the remaining outstanding Series B.

   Note 3 - Debt:

         In November 2003, the Company issued $2.6 million of 7.5% Convertible Debentures ("Debentures"). The Debentures are convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) which began in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. During the nine months ended June 30, 2005, investors converted $1,083,333 of their outstanding Debentures into 236,536 shares of the Company's Common Stock. In connection with these conversions, the Company accelerated the amortization of

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


   Note 3 - Debt (continued):

         $315,000 of the related discount recorded upon issuance of the Debentures and $127,000 of debt issuance costs which were recorded as additional interest expense. Subsequent to these conversions, the monthly principal repayments were reduced to $62,500. During the nine months ended June 30, 2005, 223,768 shares of Common Stock were issued in satisfaction of principal and interest payments on the Debentures. Such shares were accounted for based on their quoted market price at the date of issuance. As the Company currently intends to pay the remaining principal by issuing shares of Common Stock, none of the Debentures have been classified as a current liability in the accompanying balance sheet at June 30, 2005. The Company also under certain conditions has the right to force conversion of all or a portion of the Debentures into Common Stock. The conversion price of the Debentures is subject to adjustment under certain circumstances. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash.

   Note 4 - Stock Options:

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" as amended and applies APB Opinion 25 in accounting for its plans in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (amounts in thousands):

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


   Note 4 - Stock Options (continued):

                                                  Three Months Ended                 Nine Months Ended
                                                        June 30,                          June 30,
                                                   2005             2004            2005             2004
                                                   ----             ----            ----             ----
          Net loss applicable to common
            shareholders, as reported             $(1,305)        $(1,701)        $(4,894)        $  (4,477)
          Deduct: Total stock-based
            employee compensation
            expense determined under
            fair value based method                   (23)            (27)            (67)              (77)
                                                  -------         -------         -------         ---------
          Pro forma net loss applicable
            to common shareholders                $(1,328)        $(1,728)        $(4,961)        $  (4,554)
                                                  =======         =======         =======         =========
          Net loss per share applicable to
            common shareholders - basic
            and diluted, as reported              $ (0.12)        $ (0.18)        $ (0.48)        $   (0.48)
                                                  =======         =======         =======         =========

          Net loss per share applicable to
           common shareholders - basic
           and diluted, pro forma                 $ (0.12)        $ (0.18)        $ (0.49)        $   (0.49)
                                                  =======         =======         =======         =========


         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for all periods), risk free interest rates of 3.91% and 3.23% in 2005 and 2004, respectively, expected volatility of 68% and 83% in 2005 and 2004, respectively, and an expected life of 7 years (for all periods). The weighted average fair value of options granted in Fiscal 2005 and 2004 was $2.23 and $2.44, respectively.

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


Note 5 - Basic and Diluted Net Loss per Share:

         Basic and diluted net loss per common share is presented in accordance with SFAS 128, "Earnings Per Share". Basic net loss per common share is computed by dividing net loss increased by preferred stock dividends by the weighted average number of common shares outstanding during the applicable reporting periods. Diluted net loss per share reflects the potential dilution that would occur if convertible debentures and preferred stock were converted and outstanding options and warrants were exercised and Common Stock was issued utilizing the treasury stock method.

         The Company's computation of dilutive net loss per share for the three and nine months ended June 30, 2005 and 2004 does not assume any exercise of options or warrants to purchase 2,164,448 and 2,363,629 common shares, respectively, or the conversion of debentures or preferred stock to acquire 895,894 and 544,032 common shares, respectively, as their effect is antidilutive.

Note 6 - Subsequent event:

         On August 3, 2005, the Company entered into a financing agreement relating to a $4.0 million private placement with institutional investors consisting of 4,000 shares of the Company's newly issued Series C Convertible Preferred Stock ("Series C"). Series C is initially convertible into the Company's Common Stock at $3.75 per share. The investors also received warrants that expire in August 2010 to purchase 557,103 shares of Common Stock at $3.95 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $3.75 million.

         The Series C are initially convertible into an aggregate of 1,066,667 shares of Common Stock. Holders of Series C are entitled to receive a 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. Under the terms of the transaction, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series C for cash. For certain other events, each holder would have the right to require the Company to redeem the Series C for the Company's Common Stock or increase the dividend of Series C to 12%. In addition, the Series C and investor warrants are subject to certain anti-dilution protection. A finder in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company's Common Stock which have a term of five years and are exercisable at $4.38 per share. In connection with the transaction, the investors have agreed to convert the Series B held by them into Common Stock prior to September 17, 2005. After this conversion, there will be no remaining shares of Series B outstanding.

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

         Since the acquisition, which transformed ISWI from a licensor to an operator of the SportXction(R) System, the Company has diligently formed strategic partnerships primarily with bookmakers in the U.K. A factor which will be critical to our success will be the ability of the Company and its business partners to market the SportXction(R) System to individuals who place wagers through the System. To achieve commercial success, the SportXction(R) System must be accepted by a significant number of users.

         During the nine months ended June 30, 2005 ("Fiscal 2005") and 2004 ("Fiscal 2004"), the Company's revenue consisted of license fees and service charges from providing interactive gaming services using the SportXction(R) System to business partners such as licensed bookmakers and others located in the United Kingdom and Gibraltar.

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

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During Fiscal 2005 and 2004, the Company did not capitalize any software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $237,000 during the nine months ended June 30, 2005 and 2004, respectively.

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

FINANCIAL RESULTS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

         Revenue for the three months ended June 30, 2005 was $62,000, as compared to $15,000 during the same period in the prior year. The increase in Fiscal 2005 is due to new wagering partners and an increase in the number of events covered. Revenues for Fiscal 2005 include service charges from the Company's agreements with the foreign affiliates (non-UK) of Sportingbet plc as well as Victor Chandler and SkyBet, none of which were in "live" operation in Fiscal 2004. The Company expects revenue from these agreements to increase in future quarters.

         Cost of revenue, research and development expense for the three months ended June 30, 2005 was $468,000, as compared to $502,000 during the same period in the prior year. The decrease was primarily due to lower technical consulting fees relating to the interactive television product.

         General and administrative expenses during the three months ended June 30, 2005 were $797,000, as compared to $1,013,000 during the same period in the prior year. The decrease in Fiscal 2005 was primarily due to lower consulting costs as well as a non-cash charge associated with the modification of options which was incurred in Fiscal 2004.

         Interest expense during the three months ended June 30, 2005 was $66,000, as compared to $201,000 during the same period in the prior year. This non-cash expense has declined due to a decrease in the Company's outstanding Debentures which have been satisfied primarily through the issuance of shares of Common Stock.

         On April 1, 2005, the Company declared a dividend of $36,000 relating to the Series B Preferred Stock ("Series B") which was satisfied by the issuance of 6,556 shares of Common Stock.

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the three months ended June 30, 2005 was $1,305,000 and $0.12, respectively, as compared to $1,701,000 and $0.18, respectively, during the same period in Fiscal 2004. The decrease in the loss in Fiscal 2005 is primarily the result of lower costs (as described above).

NINE MONTHS ENDED JUNE 30, 2005 AND 2004

         Revenue for the nine months ended June 30, 2005 was $131,000, as compared to $27,000 during the same period in Fiscal 2004. The increase in Fiscal 2005 is due to new wagering partners and an increase in the number of events covered. Revenues for Fiscal 2005 include service charges from the Company's agreements with the foreign affiliates (non-UK) of Sportingbet plc as well as Victor Chandler and SkyBet, none of which were in "live" operation in Fiscal 2004.

         Cost of revenue, research and development expense for the nine months ended June 30, 2005 was $1,496,000, as compared to $1,428,000 during the same period in the prior year. The increase was primarily due to higher operational costs as a result of the increase in the number of events covered.

         General and administrative expenses during the nine months ended June 30, 2005 were $2,437,000, as compared to $2,656,000 during the same period in the prior year. The decrease in Fiscal 2005 was primarily due to lower consulting costs as well as a non-cash charge associated with the modification of options which was incurred in Fiscal 2004.

         Interest expense during the nine months ended June 30, 2005 was $802,000, as compared to $420,000 during the same period in the prior year. During the nine months ended June 30, 2005, investors converted $1.1 million of their outstanding Debentures into Common Stock. As a result, the Company accelerated the amortization of $315,000 of the discount recorded upon issuance of the Debentures and $127,000 of the debt issuance costs which were recorded as interest expense. In addition, the Company recorded non-cash interest expense on the Company's outstanding Debentures which was satisfied in shares of the Company's Common Stock, and additional amounts to reflect a reduction in the debt discount which is being accreted over the life of the debt using the effective interest method and amortization of debt issuance costs.

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

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the nine months ended June 30, 2005 was $4,894,000 and $0.48, respectively, as compared to $4,477,000 and $0.48, respectively, during the same period in Fiscal 2004. The increase in the loss in Fiscal 2005 is primarily the result of higher non-cash interest expense and the beneficial conversion feature associated with the Series B (as described above).

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, the Company had liquid resources totaling $3,707,000. These include cash and cash equivalents in the amount of $2,947,000 and investments in the amount of $760,000. Investments are limited to investment grade marketable securities with maturities of less than 12 months.

         The Company anticipates that its existing resources including those generated by its recent financing (see "Recent Developments" below) will be adequate to fund its capital and operating requirements for the next 12 months based upon the Company's current business plan and longer, subject to the revenues generated by the SportXction(R) System.

         The Company expects that its existing agreements will produce meaningful revenues. The Company is also in discussions with other interactive television, legal Internet wagering, media and mobile phone operators to utilize the SportXction(R) System. There is no assurance however, that these negotiations will result in signed agreements, or that the System will be accepted by potential users.

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

         In November 2003, the Company issued $2.6 million of 7.5% Convertible Debentures (the "Debentures"). The Debentures are repayable in 24 equal monthly installments of $108,333 which began in May 2004 with interest payable quarterly. The Company has the right to repay the interest and the principal in cash or, under certain circumstances, shares of its Common Stock. The Company also has the right, under certain circumstances, to force conversion of all or a portion of the Debentures into Common Stock. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash. To date, the Company has made all interest payments with respect of the Debentures in shares of the Company's Common Stock. The Company made its principal repayment in May 2004 in cash, elected to defer its monthly repayment in June 2004 as permitted under the Debenture and made the remainder of its principal repayments to date in shares of the Company's Common Stock. During the nine months ended June 2005, investors converted $1,083,333 of their outstanding Debentures into 236,536 shares of the Company's Common Stock. Subsequent to these conversions, the monthly principal repayments were reduced to $62,500.

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

RECENT DEVELOPMENTS

         On August 3, 2005, ISWI entered into a financing agreement relating to a $4.0 million private placement with several institutional investors of the Company's Series C Preferred Stock, convertible into an aggregate of 1,066,667 shares of Common Stock at a conversion price of $3.75 per share, a 4.5% premium to the previous day's closing price. The investors also received warrants to purchase 557,103 shares of Common Stock which have a term of five years and are exercisable at $3.95 per share, a 10% premium to the previous day's closing price. Net proceeds from the private placement, after estimated costs and expenses, were approximately $3.75 million and will provide additional working capital to the Company. . In connection with the transaction, the investors have agreed to convert the Series B held by them into Common Stock prior to September 17, 2005. After this conversion, there will be no remaining shares of Series B outstanding.

         Holders of the Series C Preferred Stock are entitled to receive a 6% annual dividend, payable in cash or, subject to certain conditions, shares of Common Stock at the Company's option. Under the terms of the transaction, and subject to certain conditions, ISWI has the right to force conversion of all or a portion of the Series C Preferred Stock into Common Stock. In addition, the Series C Preferred Stock and warrants are subject to certain anti-dilution protection. A finder in this transaction received a cash fee and warrants to purchase 65,753 shares of Common Stock which have a term of five years and are exercisable at $4.38 per share.

SYSTEM DEPLOYMENT STATUS

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

                                      JULY 1 TO         OCTOBER 1 TO         JANUARY 1 TO           APRIL 1 TO
                                  SEPTEMBER 30,         DECEMBER 31,            MARCH 31,             JUNE 30,
                                           2004                 2004                 2005                 2005
  Player sessions                         3,397               11,188               35,184               41,226
  New players                               893                3,098                6,772                5,392
  Handle ($ in 000)                         259                  758                2,328                3,646
  Hold ($ in 000)                            21                   64                  153                  211
  Hold (%)                                  8.1                  8.4                  6.6                  5.8

  The increase in wagering activity during the recent quarters has largely been from our Internet partners and the successful rollout of our multi-language, multi-currency product in several countries. During the second calendar quarter of 2005, there was $3.6 million wagered through the SportXction(R) System from our partners collectively. This System maintains the operator's exposure for each betting proposition offered to within a pre-assigned range without discouraging the players by being overly restrictive. As a result, the hold (handle less payment of winnings and taxes) percentage fluctuates during games and different sporting events. We currently target and expect to achieve an average hold percentage between 6% and 7%. The Company's wagering volume is affected by seasonality. Activity during the most recent quarter was impacted by the end of the FA Premier League soccer season, which finished in mid-May. The 2005/2006 FA Premier League soccer season will begin again in mid-August and management projects continued increases in revenue in future quarters from existing agreements with its Internet and Interactive television partners, whose marketing initiatives are expected to increase.

SAFE HARBOR STATEMENT

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available resources will be adequate to fund its requirements for the next 12 months and whether the Company will be able to meet its cash requirements; whether the Company will need to raise additional financing, and if so the terms on which it can be raised and the dilutive impact on existing shareholders; whether the outstanding Debentures will be repaid in cash or stock, the number of shares of stock that will be required to repay principal and interest on such Debentures and dividends on the Series B and Series C Preferred Stock and dilutive impact to existing shareholders; whether the Company's revenue will increase in future quarters; whether the Company's trial revenue sharing arrangement with Sky Bet will be renewed at the end of its twelve month term or terminated at any time subsequent to six months after launch; how long the Company will continue to incur significant losses and negative cash flow; whether the Company will enter into agreements with new partners; whether the Company or its Internet, interactive television, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue; and whether the Company will continue to experience increases in player sessions, new players, handle and hold in future months. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2004 and its Forms 10-QSB for the quarterly periods ended December 31, 2004 and March 31, 2005. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

                                           Interactive Systems Worldwide Inc.


Dated:   August 12, 2005                   By:  /s/ Barry Mindes
                                                -------------------
                                                Barry Mindes, Chairman and
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Dated:   August 12, 2005                   By: /s/ James McDade
                                               ----------------
                                               James McDade, Chief Financial
                                               Officer
                                               (Principal Financial Officer)