Form 10KSB
period 2005-09-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2005-12-29
CIK 1025995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2005

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

         Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

                      -------------------------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES | | NO |X|

         The issuer's revenues for its most recent fiscal year (ended September 30, 2005) were $162,000.

         The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of December 15, 2005 was approximately $18,154,000.

         The number of shares of Common Stock, $.001 par value, outstanding as of December 15, 2005 was 11,705,922.

         The issuer hereby incorporates by reference into Part III of this report, its definitive proxy statement to be filed on or prior to January 28, 2006. If the definitive proxy statement is not filed on or prior to January 28, 2006, the information called for by Part III will be filed as an amendment to this Form 10-KSB on or prior to January 28, 2006.

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

         The SportXction(R) System software monitors and changes the odds on the contestants in a sporting event to induce the players to wager such that the betting pool for each betting proposition is continuously driven toward a financial balance, to within a pre-set level. In general, a balanced pool is achieved when the money bet on the losing outcomes of a betting proposition is sufficient to pay off the winning outcomes of that proposition plus provide the operator with a commission for brokering the transactions. The SportXction(R) System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, subtracting bet amounts and adding payouts. The SportXction(R) System has been developed to allow wagers to be placed simultaneously through a variety of input devices, all interconnected to our central system, such as interactive television set-top boxes, personal computers communicating via the Internet and mobile telephones. The Company has also developed a non-wagering (i.e. competition) version of the SportXction(R) System.

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

         HISTORY

         ISWI's SportXction(R) System was conceived by its founder, Mr. Barry Mindes, who together with Mr. Bernard Albanese, the Company's President, developed a simulation of the SportXction(R) System for use in determining whether casinos in Nevada had interest in the SportXction(R) System. Additionally, patent applications covering the SportXction(R) System were prepared and filed with the U.S. Patent and Trademark Office and corresponding foreign patent applications were also filed. In May 1995, shortly after the Company was organized and commenced operations, the Company raised an initial round of capital privately and during the next year developed and tested the SportXction(R) System. Thereafter, in mid-1996, the Company sought approval for use of the System from the Nevada Gaming Authorities (as hereinafter defined). On December 11, 1996, the Company consummated its initial public offering (the "IPO") pursuant to which it sold 1,725,000 Units for gross proceeds of $10,350,000. Each Unit consisted of one share of Common Stock, and one redeemable Warrant (collectively, the "Redeemable Warrants") to purchase one share of Common Stock at an exercise price of $7.20 per share. The Redeemable Warrants expired on February 25, 2002 without any having been exercised. The Common Stock currently trades on the NASDAQ SmallCap MarketSM.

         After completing trials of the SportXction(R) System, it was approved for use in January 1997 by the Nevada Gaming Authorities. The Company initially used the SportXction(R) System in several individual casinos; subsequently in a group of inter-linked casinos; and ultimately from remote, non-casino locations, from 1998 until early 2000. At that time, the Company concluded that although the SportXction(R) System functioned properly and was well received by players, it was not attracting a sufficient number of players in the casino environment or producing sufficient revenues to warrant the investment required to continue to build the customer base and operate within the Nevada market.

         The focus of ISWI then shifted to being a licensor as a result of the signing of License Agreements (collectively, the "License Agreements") with GIG in March 2000. Under the terms of the License Agreements, ISWI granted to GIG exclusive licenses to market, distribute and use ISWI's interactive SportXction(R) System software, technology and patents on the Internet and interactive television, in all business activities in which such technology was legally usable, including for contests and wagering on sporting events world-wide. Excluded from the licenses were the continued use of the SportXction(R) System in Nevada for wagering, and the application of ISWI's basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The License Agreements provided that ISWI would be paid the lesser of 25% of the gross profit or 1% of the gross handle, subject to guaranteed annual minimums during the term of the License Agreements. ISWI's efforts between early 2000 and 2002 focused on enhancing the SportXction(R) System for use by GIG. GIG's majority stockholders were Prisma iVentures Ltd., a U.K. company and subsidiary of The Kirch Group, a German media conglomerate, and MultiSport Games Development, Inc., a Delaware corporation ("MultiSport"). As a result of Kirch Media's insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group ceased providing funding for GIG. On July 31, 2002, ISWI acquired GIG. Since that time, the Company, through GIG, provides interactive gaming services using the SportXction(R) System to business partners such as licensed bookmakers, mobile telephone companies, cable and satellite television companies and operators of Internet wagering sites, in locations where legally permitted. Subsequent to the acquisition, the License Agreements were modified and no longer provide an exclusive license to GIG or guaranteed annual minimums.

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

         The Internet is the largest present venue for sports wagering worldwide as it is legal in many countries outside of the United States. According to Christiansen Capital Advisors, a market-research firm, revenues from online gambling totaled $8.2 billion in 2004 and are estimated to increase to $22.7 billion in 2009, a compound annual growth rate of 22%. A significant amount of sports wagering internationally also takes place in betting parlors, where bettors place bets and redeem winnings; and to a lesser degree, in betting facilities where bettors view sporting events while wagering. Interactive wagering using interactive television ("iTV") set-top boxes is a rapidly growing market. Market research from KPMG and Screen Digest both estimate that by 2007, iTV will generate approximately $5 billion in gross revenues. Wagering using a mobile phone is also a developing market. Juniper, a U.K. based research firm, forecasts that global mobile gambling revenues will reach $19.3 billion by 2009.

         In the United States, gambling over the Internet is illegal both for players and operators of Internet wagering sites. United States law prohibits players located in the United States from placing bets on Internet sites that are operated by legally licensed foreign nationals. Largely as a result of increasing regulatory and financial pressure, credit cards and other payment providers in the United States have stopped accepting charges and most media companies have ceased accepting advertisements from gambling Internet sites. iTV and mobile phone wagering is also illegal in the United States except for in Nevada. The agreements between the Company and its partners precludes the partners from using the Company's SportXction(R) System software to accept wagers from the United States and any other location where it is illegal to do so. The Company has also implemented controls which prevent potential users from the United States from being able to use the Company's SportXction(R) System.

         Although not currently operating in Nevada, ISWI holds a gaming license as an operator of an "inter-casino linked system" and is registered with the Nevada Gaming Commission as a publicly-traded corporation. The Company retains the right to re-enter the Nevada sports wagering market at some future date, which it might do with its SportXction(R) System or a subset thereof.

         SYSTEM DEPLOYMENT STATUS

         The SportXction(R) System is currently operated by GIG across several interactive mediums, including interactive television, the internet and mobile phones. GIG currently offers live play-by-play wagering for soccer, cricket (both one day and test matches), golf, rugby union, tennis, football, basketball, snooker and darts. It has also developed a baseball version of the SportXction(R) System. Development is underway to add fixed-odds horse racing to the range of sports for which the SportXction(R) System may be used. Additional sports, such as automobile racing are currently in the planning stage.

         GIG offered live play-by-play wagering on approximately 1,500 events during the year ending September 30, 2005. GIG intends to offer wagering on approximately 1,800 events during fiscal year 2006. The SportXction(R) System allows wagering using multiple currencies and provides players with a choice of languages. The Company's revenue primarily consists of service charges calculated based on net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house.

         INTERACTIVE TELEVISION

         On November 28, 2005, the Company announced that GIG had signed an agreement with SkyBet, a wholly owned subsidiary of British Sky Broadcasting Limited ("Sky"). Sky is the U.K.'s largest supplier of digital TV services with approximately 7.8 million active households throughout the U.K. and Ireland. Sky is also one of the U.K.'s leading sports rights holders and is at the forefront of developing innovative interactive applications. The agreement calls for a feasibility study, in order to evaluate the proposed integrated solution, to estimate the integration costs, to determine the resources required for implementation, as well as to review other aspects of the proposed new service. The proposed solution envisions GIG managing certain in-run (i.e. "play-by-play") wagering markets that would be offered along with other more traditional sports wagering markets that are already currently managed by SkyBet across all SkyBet's delivery platforms, including interactive television ("iTV"), Internet and telephone/mobile. The feasibility study does not obligate either party to implement the proposed integrated solution.

         The Company had previously announced agreements between GIG and SkyBet to conduct a one-year trial of the iTV version of the SportXction(R) System, with either party having the right to terminate that agreement six months after launch. The product, branded "Winplay", was launched on February 23, 2005. The stand-alone Winplay product was discontinued in November 2005. The existing trial agreement will be terminated at the conclusion of the feasibility study or January 1, 2006, whichever occurs sooner. If the feasibility study leads to a positive conclusion, it is expected that the trial agreement will be replaced with a new agreement to facilitate the envisioned integrated implementation and operation.

         INTERNET

         The Company has several non-exclusive agreements with bookmakers in the UK and Gibraltar, which provide the Company with a share of the wagering revenue generated by its SportXction(R) System. Under these agreements, GIG furnishes the technology and operates the system, and the partner is responsible for marketing the product, first level customer support and for processing customer financial transactions. The SportXction(R) System is currently in operation with the following partners:

         PARTNER                            WEBSITES
         Interactive Sports Limited,        sportingbet.com, miapuesta.com,
         (subsidiary of Sportingbet plc)    bg.sportingbet.com, hr.sportingbet.com, sl.sportingbet.com,
                                            hu.sportingbet.com, deltasportbet

         Victor Chandler UK Ltd             victorchandler.co.uk, vcbet.co.uk
         Victor Chandler International      victorchandler.com, vcbet.com
         Ukbetting plc                      ukbetting.com, totalbet.com
         ToteCredit Limited                 totesport.com


         On September 30, 2005, the Company announced that it is had signed an agreement with Littlewoods Betdirect, one of the UK's leading home gaming companies and part of Sportech PLC. ISWI's SportXction(R) play-by-play sports betting system will be incorporated into the Internet site, www.betdirect.net. The launch is now scheduled in January 2005.

         MOBILE PHONE

         The Company currently operates the SportXction(R) System to ukbetting's wireless application protocol ("WAP") enabled users through one of the world's largest mobile operators. This non-marketed launch which was performed in order to gauge usability was deemed a success. To date, this product has not been promoted and, as a result, has generated an insignificant amount of wagering revenues.

         On November 1, 2005, the Company announced that it is has extended its agreement with Littlewoods Betdirect. Under the agreement addendum, the SportXction(R) System will be offered over mobile phones and personal digital assistant devices using WAP and Java technologies. The Company expects to launch this product during 2006.

         NON-WAGERING PRODUCT

         The Company has a non-gambling version of its SportXction(R) System which allows users to predict the outcome of events during a sporting event. This product was successfully introduced in the U.K. during fiscal 2004. Users earn points for correct predictions, bonuses for strings of successful predictions and for correct answers to sport's trivia questions and compete on the basis of their scores for a variety of prizes. The Company has engaged a sales consultant and is currently marketing the contest product to professional leagues, professional teams and sports rights holders in the United States, the U.K. and Europe.

         SYSTEM ENHANCEMENTS

          The Company has several products under development. The first is an interactive poker product which will allow viewers of a live poker game to bet on discrete events while watching the live poker game being played out, effectively offering in-run betting card by card and hand by hand. Not only could the viewer wager on which poker player will win the hand, but it will also simultaneously allow the viewers to bet on the appearance of specific cards, or groups of cards, such as Aces, or drawing to a straight. The product will be used in conjunction with a televised or Internet streamed poker event. The Company is currently in discussions with potential partners regarding this product.

         The Company is also developing two horse racing products - a fixed-odds / pari-mutuel hybrid racing product for the U.S. market and a fixed odds product for the international market. The Company has recently filed a patent with the intent of commercializing a product that will combine the advantages of fixed-odds wagering while satisfying the current US pari-mutuel rules and regulations. The Company believes that this offering will provide an improved alternative to traditional pari-mutuel wagering in the interstate horse racing market.

         The Company is also marketing a fixed-odds horseracing product to the international market for exotic bets, such as exactas, quinellas, etc., in addition to the usual win, place and show bets. The product will also allow for betting during the race. These types of exotic bets have never been offered at fixed odds due to the difficulty of balancing such pools. The Company believes there is a significant potential market for this type of large payoff wager and is currently in discussions with potential partners.

         MARKETING AND SALES STRATEGY

         The Company is in discussions with several companies in the U.K., Europe and elsewhere in the world for the incorporation of the SportXction(R) System into licensed sports wagering Internet web sites and the inclusion of the SportXction(R) System into the interactive television, mobile phone, and betting shop product offering of bookmakers. In this regard, the Company is pursuing a "business to business" strategy, partnering with companies who possess an existing betting customer base. This strategy offers the benefits of potentially more immediate revenues as well as a lower marketing investment to gain players.

         The Company is currently in discussions with existing and new partners regarding an improved system implementation methodology. In this approach, the SportXction(R) System would be fully integrated into our partners' existing betting system, keeping the interface, look and feel the same. This approach will provide the user with a significantly improved and expanded offering of betting propositions to keep him engaged in the sporting event. The Company's play-by-play betting propositions will be placed seamlessly within its business partners' betting offerings and the player places wagers from his existing account in the same manner as all other bets. This can be contrasted to the current implementation for the Internet, in which the Company's betting propositions are accessed from a separate icon and shown in its own pop-up window.

         Under this approach, both the Company and its partners will be able to leverage their complementary offerings without the need for separate branding, awareness campaigns, separate user registration, etc. The Company will gain the full benefit of all of our partners' advertising, marketing and promotion campaigns, while its partners need not commit special resources to marketing our product alone. The Company is optimistic that this new methodology will yield improved financial results.

         The focus of the Company's current marketing efforts is in the U.K. and Europe although opportunities elsewhere in the world are also being pursued. The Company may enter certain foreign markets acting solely as a licensor of the SportXction(R) System. The Company may also re-enter the Nevada market following the launch of products in the U.K. and its Nevada gaming license has been maintained for that purpose.

         INTELLECTUAL PROPERTY

         The Company regards the SportXction(R) System as proprietary. The Company has two U.S. patents covering its proprietary wagering methods and its related computer processing system. Corresponding applications for each of the two patents have been filed and approved in 17 foreign countries. The Company also has a patent pending to use its technology in a fixed-odds/pari-mutuel hybrid for use in horse racing wagering. In addition, the Company has a patent pending for a reverse lottery, whereby the winning number (or ticket) is chosen before numbers (or tickets) are sold.

         On December 15, 2005, the Company announced that it had filed a complaint against defendants Mikohn Gaming Corporation (d/b/a Progressive Gaming International Corporation) and STB Holdings in the U.S. District Court in New Jersey, for infringement of two patents held by the Company (United States Patent Nos. 5,573,244 and 5,842,921). The Company intends to take all appropriate steps to defend its intellectual property against misappropriation.

         It is the Company's policy that all employees and outside consultants involved in research or development activities sign proprietary information, non-disclosure and patent assignment agreements. This may, however, not afford adequate protection for the Company's know-how and proprietary products. Other parties may develop products similar to the SportXction(R) System or otherwise attempt to duplicate the SportXction(R) System in ways which circumvent the Company's technology and existing or future patents.

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

         The Company applied for Federal trademark registration and for State of Nevada servicemark registration for the name SportXction(R), both of which have been issued.

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

         The Company's primary competitors include the operators of sports wagering sites on the Internet. These operators accept traditional pre-game wagers and recently have expanded the number of wagers being offered during the course of an event on sporting events. They operate from locations outside of the United States, as this type of wagering is illegal in the United States. Well-financed, long established bookmaking firms with significantly more financial resources than the Company operate some of these Internet sites. Many of these have substantially more experience than the Company in the wagering business. While, to the best of the Company's knowledge, none of these sites offer products which are similar to the SportXction(R) System in any significant degree, it cannot be assured that such competition might not arise, or that the Company's patents will provide sufficient protection against such competition. To the extent that such competition arose, the market for the SportXction(R) System might be diluted. In addition, no assurance can be given that other systems similar to the SportXction(R) System do not exist or are not under development.

         PERSONNEL

         The Company currently has eight full-time employees in the United States and ten full-time employees in England. The Company considers its relations with its employees to be good. The Company also utilizes outside consultants on specific assignments or projects. The Company may seek to hire additional programmers, technicians and administrative personnel.

         On December 28, 2005, the Company announced that Barry Mindes will not be renewing his employment agreement which terminates on December 31, 2005. He will continue as non-executive Chairman of the Board and a director and will cooperate with the Company in a reasonable transition.

         RESEARCH AND DEVELOPMENT

         During the fiscal years ended September 30, 2005 and 2004, the Company spent approximately $1,917,000 and $1,935,000, respectively, on research and development activities. These expenses included primarily, programmers' salaries and benefits, consultants' fees, amortization expense associated with capitalized development costs and the depreciation expense associated with computer equipment used in the development of the SportXction(R) System. During the fiscal years ended September 30, 2005 and 2004, all of the Company's research and development expense reflect costs associated with supporting the SportXction(R) System. The Company intends to continue to expend significant sums on such activities.

         As at September 30, 2005, the Company had capitalized $947,000 of expenses related to enhancements of its SportXction(R) System. These amounts are being amortized over their estimated useful life (generally three years) after they are put into commercial use.


         THE SPORTXCTION(R) SPORTS WAGERING SYSTEM

         OVERVIEW OF THE SYSTEM

         The SportXction(R) sports wagering System permits continuous fixed price betting during the course of a sporting event by continuously attempting to balance the betting pool on each betting proposition to within a pre-set level. It allows bettors to view a live sporting event, wager throughout that event as it progresses and cash winning bets. The period during which wagers may be placed is thereby extended. The SportXction(R) System accepts bets on the outcome of the sporting event, on discrete parts of the event, and on specific game situations, such as will a team get a first down, which player will score next, or will a player make two foul shots. The SportXction(R) System can also accept traditional pre-game side and totals wagers as well as some forms of parlays.

         The SportXction(R) System is capable of being used with interactive television, over the Internet, over a dedicated private network, or over a wireless network utilizing mobile phones, PDAs or other hand held devices, as input devices. Furthermore, in addition to following the sporting event on television or using a television card or video streaming technology with a personal computer, a player could follow the game on the radio, in a sports bar or betting shop, or even while attending a live event, with wagers being entered via in-place terminals or from hand held devices.

         OPERATION OF THE SYSTEM

         The SportXction(R) System operator begins by setting up a number of pools or wagering propositions (for example, the scorer of the next goal, the winner of a game or the team leading at the end of a particular period of play, over or under scoring on the game or period, and wagers on specific events or games situations). Prior to commencement of the sporting event, the SportXction(R) System operator sets the odds or handicap (point spread) on certain betting propositions, with greater odds given to the less capable contestant. These are usually based upon statistical data from previous events plus research on the teams, players, game conditions, injuries, etc. Once the sporting event begins, the SportXction(R) System sets the initial odds on other betting propositions. The SportXction(R) System changes the odds automatically as bets are made in order to induce a betting pattern that would lead to a balanced pool. The bettor may therefore make multiple wagers on the same betting proposition as the odds change. As wagering continues, one of the potential outcomes of a betting proposition may have more money bet on it than expected and thereby become underfunded (that is, the SportXction(R) System will not have enough money to pay the bettors should this potential outcome win). If this occurs, and if the underfunded potential outcome of the betting proposition wins, the house would make less profit than desired, and in some cases, might even have to pay out more money to the winning bettors than the house would have received from the bettors on the other potential outcomes (i.e. the potential outcomes that are overfunded). Of course, if the potential outcome that is overfunded wins, the house would win more than expected. To limit the house's exposure, the SportXction(R) System is designed to automatically adjust the odds to induce more bettors to wager on the potential outcomes of the betting proposition that are overfunded, and to discourage bettors to wager on the potential outcomes that are underfunded, thereby attempting to bring the pool more into balance.

         It is not necessary that the book be perfectly balanced, but only that the imbalances be within a pre-set level, typically less than some percentage of the pool or dollar amount set by the house. Under these circumstances, the house can generally ensure that its exposure is no more than a fixed percentage or dollar amount, which is an acceptable portion of the profit from its commissions. The SportXction(R) System is generally able to automatically prevent the house exposure from exceeding a specified maximum amount by changing the betting terms in the pool to induce bettors to wager on the potential outcomes that are overfunded. In extreme cases, the house or the SportXction(R) System may automatically stop accepting bets on an underfunded potential outcome when the exposure limit is reached while continuing to accept bets on the other potential outcomes. Under these circumstances, the pool will presumably tend to return to balance after which the house can resume taking bets on the side of the proposition for which betting was suspended.

         The SportXction(R) System permits, and the sports wagering operator is likely to have, both long- and short-term propositions on a sporting event. Long-term propositions may be based upon the outcome of an entire game or discrete segments of a game. Wagering continues on the long-term propositions even as game conditions change, causing the odds on the outcome to change during the course of the event. Examples of typical short-term propositions are, in football, will the offensive team make a first down on a specific possession; and in basketball, which team will be the next to score 10 points. Betting is almost continuous until the specific event occurs or the specific game situation is completed. Since short-term pools open and close rapidly, sometimes in several minutes or less, there are new propositions constantly available for players during the entire contest.

         The SportXction(R) System works on a "bet against deposited funds" basis. When a bettor wishes to wager using the SportXction(R) System, he must establish an account and fund it by depositing a sum of money in the account. The bettor places wagers using his funds on deposit. The SportXction(R) System automatically adds the bettor's payouts and subtracts amounts bet from his account. When the player wishes to commence play, he signs on to the SportXction(R) System through an input device which can be an on-line computer terminal, interactive TV, mobile phone, PDA, or like device ("Player Betting Device"). The screen or monitor on the Player Betting Device will show the bettor's available balance, initially equal to his deposit. As wagers are placed, this balance is reduced by the amounts wagered. When the bettor wins, his Player Betting Device shows that he has won and his balance is automatically increased by the wager's payout.

         The SportXction(R) System produces time-stamped records, providing regulatory authorities as well as gaming establishments with the ability to audit, analyze and control a game.

         SYSTEM COMPONENTS

         The Company's proprietary software and state-of-the-art, commonly available hardware, is configured in an arrangement designed specifically for use with the SportXction(R) System. The software permits the operator to make available a wide variety of betting propositions to players. The SportXction(R) System has been designed to work with a variety of Player Betting Devices (e.g. PC's running a browser, television set-top boxes, mobile phones, PDAs, and similar devices) each of which has different inherent capabilities and limitations, some of which are more "intelligent" than others. These Player Betting Devices are connected to the SportXction(R) System utilizing several types of networks (e.g. Internet, dedicated private network or wireless networks). As a result of this flexibility, the SportXction(R) System has a variety of different client interface and interconnection modules that may be used as determined by the configuration of a particular instance of the SportXction(R) System. The Player Betting Device enables bettors to enter bets into the SportXction(R) System. The System displays the wagers available, the prices, the payoff to be received, the status of the player's available balance and open bet amounts. It also allows for signing on and off, selecting a game, reviewing and sending bets, reviewing bet history and other information appropriate to interactive wagering.

         The major back-end server elements of the SportXction(R) System include the Hub Server, which includes the Pool Processor, plus numerous input and control software modules that run on individual computers connected to the Hub Server. These modules include the Game Controller Module, Game Supervisor Module, Manager Module, Administrative Module and Cashier Module, among others, all of which are controlled by proprietary software. The SportXction(R) System uses redundant hardware and re-start and recovery software to maximize SportXction(R) System up-time in the event of component failure.

         All Player Betting Devices are connected to the Hub Server via a client/server network. The Hub Server Modules are software components on a network of server computers. The transmission of data between the various elements of the Hub Server operates in real time utilizing sophisticated mathematical algorithms for high speed. As a result, the SportXction(R) System is very scalable and able to handle large numbers of users and wagering transactions. The Hub Server Modules maintain all pools, calculate odds, open and close all wagering on all pools, control security for all input devices, produce all management and regulatory reports and is the repository of all current and historical data on the wagering system. The proprietary software contained in the Pool Processor permits continuous, rapid recalculation of odds, based upon changing betting patterns and an evaluation of bets that have been placed and can be augmented with event statistics and statistical modeling, if available.

         Other server modules include the following:

         The Game Controller Module permits the entry of data relating to all substantive events during the course of a sporting event that affect the betting odds. The SportXction(R) System sends this information to the Pool Processor to open and close betting propositions, determine unofficial proposition winners and set opening lines, among other things.

         The Game Supervisor Module is used to manually open betting lines, enter data to attempt to maintain the desired level of house commission as pool balances change, close or suspend one or both sides of a betting proposition and declare official pool winners.

         The Manager Module is used to monitor the overall SportXction(R) System activity and volume, perform hardware and software system configuration functions and monitor System alerts.

         The Administrative Module is the main management Module in the SportXction(R) System. It is used to control security, maintain the schedule of future events and maintain the SportXction(R) System tables which control the propositions being offered and the business rules to be followed by the SportXction(R) System. It is through this module that most reports are accessed.

         The Cashier Module can access the status of every player's account. It is the link through which funds can be manually entered into and withdrawn from accounts, adjustments are made, and other manual interactions with player accounts are accomplished in the casino version of the SportXction(R) System. For on-line implementations, the SportXction(R) System's design also allows players to transfer funds securely from financial institutions into and out of their SportXction(R) accounts. The SportXction(R) System can also be interfaced to third-party accounting systems, so that money can be transferred between the System and the accounts of players who have signed up with the Company's business partners.

         TRADITIONAL PRE-GAME WAGERING

         When the SportXction(R) System was operational in Nevada, it also accepted traditional pre-game side and totals wagers as well as some forms of parlays. Pre-game wagers are treated by the SportXction(R) System in the same way as the play-by-play wagers. Because pre-game wagers arrive at a slower pace than play-by-play wagers, less reliance is needed on the automatic line movement features of the SportXction(R) System. Additional financial analysis programs are available for manual review and control of the wagering pools.

         The current version of the SportXction(R) System has not been modified to include this traditional pre-game wagering capability. However, the Company does not consider such a modification to the software, as it exists, to be of significant difficulty or scope.

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

         The U.K. Gambling Act 2005 (the "Act") received Royal Assent in April 2005. The Act created a framework which seeks to modernize the current gaming legislation and importantly to regulate Internet, interactive television, and other remote forms through a new licensing regime. A new body, the Gambling Commission, has been created to regulate the industry. The implementation timetable which is currently proposed will mean that Brightform and GIG Operations will be required to apply for a bookmaker's permit and betting agency permit in 2006 under the old regime but also a new remote gambling operating license in 2007, subject to the relevant regulations being laid before the UK Parliament. None of the activities for which Brightform or GIG Operations are currently licensed is expected to be adversely affected by the new legislative regime to be established by the Act.

         NEVADA

         Prior to April 2000, ISWI conducted business in the State of Nevada as the operator of a sports wagering system. As such, it was required to obtain a gaming license as an operator of an "inter-casino linked system" ("OILS License") and to register with the Nevada Gaming Commission as a publicly traded corporation (a "Registered Corporation"). ISWI is not currently operating in Nevada, although it continues to hold its OILS License and is still a Registered Corporation. ISWI is currently marketing its current System to software providers and casinos in Nevada. These marketing efforts are aimed at licensing the Company's SportXction(R) System to software providers and casinos in order for them to operate a system utilizing the Company's SportXction(R) System software. The Company has no current plans to re-enter the business of operating a sports wagering system in Nevada. Nevertheless, in order to maintain its OILS License, the Company must continue to comply with Nevada gaming law.

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

         On April 23, 1998, the Nevada Commission granted ISWI an OILS License and registered it as a Registered Corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited ISWI, as a Registered Corporation, from holding a Nevada OILS License. ISWI's OILS License has a number of conditions, all of which were agreed to by the Company, relating to the Company's operations and to the SportXction(R) System's method of operation and accounting. As a Registered Corporation and a gaming licensee ("Gaming Licensee") the following regulatory requirements apply to the Company:

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

         The Company may also be required to make annual filings with the Attorney General of the United States in connection with the operation of the SportXction(R) System.

         It is possible that the Company may be regulated or required to be licensed in various foreign countries or that the Company's SportXction(R) System software may be required to be approved for use in such foreign countries prior to its use or operation by the Company. Although the Company is not currently aware of any such requirements, the Company has only done a limited inquiry with respect thereto. If the Company is required to be licensed or its SportXction(R) System software is required to be approved in any foreign countries, there is no assurance that such licensing or approval could be obtained, although the Company is not aware of any reason why it could not be so licensed or its SportXction(R) System software would not be approved.

                              SAFE HARBOR STATEMENT

         IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS AND OTHER RISKS

         This Report on Form 10-KSB ("Report"), except for the historical information contained herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements include, without limitation, statements regarding whether the Company will offer wagering on 1,800 events during fiscal year 2006, whether the Company will add horseracing and automobile racing to the range of sports for which the SportXction(R) System may be used, whether the feasibility agreement with SkyBet will lead to a new agreement, whether the launch of the mobile product with Littlewoods Betdirect will take place in 2006, whether there is a significant potential market for the Company's horseracing products under development, whether the Company's will be able to enter into agreements for the improved system implementation methodology and whether this new methodology will yield improved financial results, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players to the SportXction(R) System for sports wagering and sports contests, the length of time that the Company will incur losses and negative cash flow, the length of time the Company's cash resources will last and its ability to meet its cash requirements, the ability of the Company to raise additional financing if required, whether legal or regulatory requirements will inhibit marketing of the products as intended by the Company, the likelihood that the Company's securities will continue to be listed on NASDAQ, whether Customs will determine that GIG should not be registered for VAT and whether the Company will be required to repay the amounts that it has reclaimed to date, whether the Company will enter into agreements with others for use of the SportXction(R) System, whether the Company will extend or renew its employment agreements with its executive officers, whether the Company will complete product extensions to the SportXction(R) System and the ultimate dilutionary effect that the Debentures, preferred stock, warrants and options will have on existing stockholders. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks and factors include, among others, those listed below. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects," "believes" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are inherently uncertain and are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                  RISK FACTORS

OUR SUCCESS IS DEPENDANT ON OUR ABILITY TO MARKET, AND THE MARKET'S ACCEPTANCE OF, A SINGLE PRODUCT.

         The Company's success will depend primarily on the success of a single product, the SportXction(R) System, and the ability of the Company and its business partners and customers to market the SportXction(R) System and develop a significant number of players with interest in wagering or playing contests utilizing the SportXction(R) System. Previously, the Company pursued an aggressive marketing and advertising campaign to introduce the SportXction(R) System to the gaming public in Nevada. Nonetheless, the total number of players who used the SportXction(R) System in Nevada was limited, and the total amount wagered through the SportXction(R) System in Nevada was modest, as a result of which the Company ceased its Nevada operations. To achieve commercial success, the SportXction(R) System, must be accepted by a significant number of gaming patrons. There can be no assurance that the SportXction(R) System will be accepted by its intended market. If the SportXction(R) System does not achieve sufficient market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

WE HAVE A HISTORY OF LOSSES AND THE LIKELIHOOD OF OUR SUCCESS DEPENDS ON MANY FACTORS, INCLUDING SOME THAT ARE OUT OF OUR CONTROL.

         Until entering into the License Agreements with GIG in 2000, the Company was in the development stage and generated limited revenues from the SportXction(R) System. As of September 30, 2005 and September 30, 2004, the Company had cumulative net losses since inception of approximately $20.9 million and $13.6 million, respectively. The Company incurred a net loss applicable to common shareholders of $7.3 million during the year ended September 30, 2005. The likelihood of the Company's success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, some of which may be beyond the Company's control. These include, but are not limited to, the ability of the Company to operate its anticipated business; delays in commencement of operation of the SportXction(R) System by the Company's business partners; the ability of the Company and its business partners to attract a sufficient number of players desirous of utilizing the SportXction(R) System; unanticipated problems relating to further software enhancement and development; acceptance of the SportXction(R) System by the wagering public; gaming regulations and gaming taxes (including those in the United States, United Kingdom and other foreign countries); the competitive and regulatory environment in which the Company operates; marketing problems; and additional costs and expenses that may exceed current estimates.

WE ANTICIPATE CONTINUED LOSSES AND NEGATIVE CASH FLOW, AND WE CAN NOT PREDICT WHETHER OR WHEN WE WILL AGAIN BECOME PROFITABLE.

         The Company expects to incur losses and negative cash flow at least for the fiscal year ending September 30, 2006. The Company expects revenue to increase but can not provide assurance when or whether we will again achieve profitability.

A CHANGE IN OUR BUSINESS PLAN MAY RESULT IN THE NEED TO RAISE ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US, IF AT ALL.

         The Company anticipates that its existing resources, including the proceeds of the Company's recent financing, will be adequate to fund its capital and operating requirements through at least the next 15 months based upon the Company's current business plan (see "Management's Discussion and Analysis") and longer, subject to the revenues generated by the SportXction(R) System. The Company's cash requirements may vary materially from those now planned due to a number of factors, including the extent to which the Company develops the SportXction(R) System under its own brand, the response of competitors to the SportXction(R) System and the ability of the Company and its management to satisfy applicable licensing requirements. The Company may need to raise additional capital to fund its future operations. There can be no assurance that additional financing will be available when needed on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Moreover, raising additional funds in the future may trigger the anti-dilution provisions in our outstanding Debentures, Series C Preferred Stock and warrants, resulting in further dilution to existing stockholders. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to limit its operations significantly.

IF WE VIOLATE CERTAIN PROVISIONS OF THE COMPANY'S SERIES C PREFERRED STOCK AND ARE FORCED TO REDEEM THE PREFERRED STOCK FOR CASH, WE MAY NOT HAVE ENOUGH CASH TO FUND OUR OPERATIONS AND MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

         The Company's Series C Preferred Stock issued in August 2005 contain certain provisions and restrictions under the Company's control, which if violated, could give the holders of the Series C Preferred Stock the right to require the Company to redeem their shares of Series C Preferred Stock for cash. If such an event occurred and a holder of the Preferred Stock exercised its right to require the Company to redeem its shares, the Company might not have the cash resources to redeem such shares. Subject to certain conditions, the quarterly dividend payments on the Preferred Stock may be paid, at the Company's option, in cash or additional shares of Common Stock. If the Company makes these payments in cash rather than additional shares of Common Stock, it would reduce the amount of cash available to fund operations. The Series C Preferred Stock also contains anti-dilution provisions which may limit the Company's ability to obtain additional financing on favorable terms, or at all.

IF THE HOLDERS OF OUR OUTSTANDING DEBENTURES, SERIES C PREFERRED STOCK, OPTIONS AND WARRANTS CONVERT OR EXERCISE THOSE SECURITIES, OR IF WE ELECT TO PAY PRINCIPAL AND INTEREST ON THE DEBENTURES OR DIVIDENDS ON THE SERIES C PREFERRED STOCK WITH SHARES OF OUR COMMON STOCK, OUR EXISTING STOCKHOLDERS WILL BE SIGNIFICANTLY DILUTED. IN ADDITION, SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD CAUSE THE MARKET PRICE TO GO DOWN.

            To the extent that the Debentures or shares of Series C Preferred Stock are converted and/or the options or warrants are exercised, a significantly greater number of shares of our Common Stock will be outstanding and the interests of our existing stockholders will be substantially diluted. If these additional shares are sold into the market, it could decrease the market price of our Common Stock and encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our Common Stock. We cannot predict whether or how many additional shares of our Common Stock will become issuable as a result of these provisions. Additionally, we may elect to make payments of principal of and interest on the Debentures and dividends on the Series C Preferred Stock in shares of our Common Stock, which could result in increased downward pressure on our stock price and further dilution to our existing stockholders.

WE RELY ON A LIMITED NUMBER OF PARTNERS FOR OUR REVENUES.

         Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 81% and 40% of revenues in the years ended September 30, 2005 and 2004. The Company has been operating under an interim agreement with Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc since August 2003. The Company is currently in discussions with Sportingbet regarding providing an integrated betting solution to be offered on Sportingbet's next generation back end software. The interim agreement may be terminated and there can be no assurance that the current discussions will lead to a new agreement. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company's operating results.

OUR SALES AND INTEGRATION CYCLES WITH POTENTIAL BUSINESS PARTNERS ARE LONG AND UNPREDICTABLE, AND MAY ENCOUNTER UNANTICIPATED PROBLEMS.

         The sales and integration cycles with potential business partners for the Company's SportXction(R) System are long and unpredictable. Potential business partners typically undertake a lengthy evaluation process. As a result, the Company may not recognize revenue from sales efforts for an extended period of time, if at all. Assuming an agreement is reached, the SportXction(R) System must then be integrated with the business partner's technical environment. The length of time to complete the integration process may be adversely impacted by a number of factors, including the business partner's system infrastructure, its strategic priorities and technical resources. Unanticipated problems during the integration process could result in extensive delays in launching the SportXction(R) System or termination of an agreement, which could materially and adversely affect the Company's business, financial condition and results of operations.

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

WE FACE SUBSTANTIAL COMPETITION IN THE GAMING INDUSTRY AND MAY NOT BE ABLE KEEP UP WITH FUTURE TECHNOLOGICAL CHANGES.

         The Company's SportXction(R) System and the business operated by the Company competes with other forms of gambling, including, but not limited to, sports wagering as currently conducted world-wide, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, government-sponsored lotteries, on-and off-track betting on horses and dogs, jai alai, offshore cruise ships, riverboats, illegal wagering of all types including that conducted over the Internet, and Native American gaming operations. The gaming industry is also subject to shifting consumer preferences and perceptions. A shift in consumer acceptance or interest in gaming could adversely affect the Company. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company's business or that the Company will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner.

OUR SUCCESS DEPENDS SIGNIFICANTLY UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND TO AVOID INFRINGING THE INTELLECTUAL PROPERTY OF THIRD PARTIES, WHICH COULD RESULT IN COSTLY AND TIME-CONSUMING LITIGATION.

         The Company regards the SportXction(R) System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company has two United States patents for its proprietary wagering methods and its related computer processing system. Corresponding applications have been filed in certain foreign countries some of which have been issued and some of which are pending. The Company also has a patent pending to use its technology in a fixed-odds/pari-mutuel hybrid for horse race wagering and for a reverse lottery. No assurance can be given that any of the Company's pending domestic or foreign patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, in particular in certain foreign countries, and there can be no assurance that the Company will be able effectively to protect our technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

         The Company is dependent upon the continued efforts and abilities of its executive officers and other key personnel. The Company has entered into employment agreements with certain executive officers which have a defined term. No assurance can be given that those agreements will be extended or renewed by the Company or the employees upon expiration of their term and if not extended or renewed, whether individuals with similar backgrounds and experience could be hired to replace them. The Company does not maintain and does not intend to obtain key person life insurance on the life of any of its executive officers. The Company's operations will also depend to a great extent on the Company's ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN OF OUR EXECUTIVE OFFICERS AND DIRECTORS ARE LIKELY TO HAVE THE ABILITY TO EXERCISE EFFECTIVE CONTROL OF OUR COMPANY AS THEY AND THEIR AFFILIATES OWN AND CONTROL A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK.

         As of December 15, 2005, Barry Mindes, Mindes Family Limited Partnership, of which an entity controlled by Mr. Mindes is general partner, Bernard Albanese and the Marie Albanese Trust, a trust for the benefit of Mr. Albanese's wife, together beneficially own approximately 30% of the outstanding shares of Common Stock (excluding any stock options held by Mr. Albanese which could, in the future, be exercised). As a result of such ownership, such stockholders are likely to have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

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

IF WE FAIL TO MEET NASDAQ CAPITAL MARKET'S CONTINUED LISTING REQUIREMENTS, OUR SHARES MAY BE DELISTED, WHICH COULD REDUCE THE LIQUIDITY OF OUR COMMON STOCK, MAKE IT MORE DIFFICULT TO RAISE CAPITAL, CAUSE AN EVENT OF DEFAULT UNDER OUR DEBENTURES AND WILL RESULT IN CERTAIN PENALTIES UNDER OUR SERIES C PREFERRED STOCK.

         The trading of the Company's Common Stock on NASDAQ is conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by NASDAQ. To maintain eligibility for trading on the NASDAQ SmallCap Market, the Company will be required to, among other things, (i) maintain stockholders' equity of at least $2,500,000, have a market capitalization of $35 million, or have net income from continuing operations of $500,000 in the most recently completed fiscal year or in two out of the last three most recently completed fiscal years; (ii) maintain a minimum bid price of $1.00 per share; and (iii) adhere to certain corporate governance provisions.

         In two instances in the past, the Company has received correspondence from NASDAQ indicating that it did not meet the requirements for continued listing on the NASDAQ Capital Market. In each of those instances, the Company was able to overcome these problems, achieve compliance with the requirements for continued listing and was able to have its Common Stock continue to be listed on the NASDAQ Capital Market.

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

         In the event that the Company's shares are delisted and the Company does not promptly have its Common Stock quoted on the OTC Bulletin Board or does not use commercially reasonable efforts to have its Common Stock re-listed or re-quoted on the NASDAQ Capital Market or listed or quoted on another principal market as soon as reasonably practicable, the holders of the Series C Preferred Stock may redeem all of their Series C Preferred Stock which will immediately become payable in cash.

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

WE DO NOT INTEND TO PAY CASH DIVIDENDS FOR THE FORESEEABLE FUTURE.

         The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends on our Common Stock in the foreseeable future. Although holders of our Series C Preferred Stock are entitled to receive dividends, we may elect to pay such dividends in cash or shares of Common Stock, subject to certain conditions, at our option. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY HAVE THE EFFECT OF DISCOURAGING, DELAYING OR PREVENTING A CHANGE OF CONTROL THAT OUR STOCKHOLDERS MAY CONSIDER FAVORABLE.

         The Company's Certificate of Incorporation authorizes the issuance of 2,000,000 shares of preferred stock (of which 60,000 shares have been designated as Series A Preferred Stock, 3,000 shares have been designated as Series B Preferred Stock and 4,000 shares have been designated as Series C Preferred Stock) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.


HM CUSTOMS & EXCISE MAY DETERMINE THAT GIG IS NOT ENTITLED TO BE REGISTERED FOR VAT, AND IF SO, WE MAY BE REQUIRED TO REPAY AMOUNTS RECLAIMED ON GIG'S VAT RETURNS PLUS INTEREST.

         In October 2002, GIG was issued a Certificate of Registration for value added tax ("VAT") by HM Customs and Excise ("Customs"), with an effective date of May 2001, which required it to charge VAT on its sales and allowed it to recover VAT on its eligible business costs. In November 2002, GIG filed a tax return for a refund of $1,073,000 due to the overpayment of VAT taxes which it collected in January 2003. HM Customs & Excise are currently making inquiries regarding the VAT status of GIG. In November 2005, Customs issued a "protective" VAT assessment against GIG for the VAT reclaimed by GIG on its November 2002 return plus interest. If Customs had not taken any action, the return would have moved outside the three-year period which Customs could issue an assessment. Customs has not reached a decision on the matter. The Company believes that GIG is entitled to be registered for VAT. However, Customs may determine that GIG is not entitled to be registered for VAT, and if so, we may be required to repay amounts reclaimed on GIG's VAT returns plus interest.

         ITEM 2. DESCRIPTION OF PROPERTY

         The Company currently leases approximately 2,500 square feet of space in West Paterson, New Jersey under a lease which expires on June 30, 2007. Lease payments for this facility, at which all development and administrative functions in the United States are currently conducted, during the fiscal year ended September 30, 2005, were approximately $36,300. For the fiscal year ending September 30, 2006, lease payments for this facility are expected to be approximately $37,500. The Company also leases off-site facilities in Nevada for the storage of equipment.

            The Company currently leases approximately 4,400 square feet, in London, England under a seven year lease which expires in March 2009. On October 4, 2005, the Company exercised the break clause within its lease to vacate these offices on April 4, 2006 at no cost. Lease payments for this facility, at which all development and administrative functions in England are currently conducted, during the year ended September 30, 2005, were approximately $269,000. For the fiscal year ending September 30, 2006, lease payments for this facility are expected to be approximately $134,000. The Company subleases approximately 1,500 square feet of this space to a third party. For the fiscal year ending September 30, 2005, rental income from this sublease was approximately $106,000. For the fiscal year ending September 30, 2006, rental income from this sublease is expected to be approximately $53,000.

         ITEM 3. LEGAL PROCEEDINGS

None, as defined. HM Customs & Excise are currently making inquiries regarding the VAT status of GIG (refer to Risk Factors).


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

                                     PART II

         ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION

         The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low sales prices for shares of the Company's Common Stock. The quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions. The Company's Common Stock is traded on the NASDAQ Capital Market:

    Quarter                                         High         Low
    -------                                        -----        -----
    October 1, 2003 to December 31, 2003           $4.50       $3.05
    January 1, 2004 to March 31, 2004               3.68        2.77
    April 1, 2004 to June 30, 2004                  3.38        2.35
    July 1, 2004 to September 30, 2004              3.75        2.72
    October 1, 2004 to December 31, 2004            4.90        2.55
    January 1, 2005 to March 31, 2005               7.32        3.97
    April 1, 2005 to June 30, 2005                  5.39        3.04
    July 1, 2005 to September 30, 2005              4.32        1.79

         The high and low sales prices on December 15, 2005 were $2.32 and $2.11, respectively.

         CURRENT HOLDERS OF COMMON STOCK

         Based upon information supplied to the Company by its transfer agent, there were approximately 50 stockholders of record of the Common Stock on December 15, 2005. The Company believes there are in excess of 2,000 beneficial owners of its Common Stock whose shares are held in "Street Name."

         DIVIDENDS

         The Company has never paid cash dividends with respect to its Series A Preferred Stock, Series B Preferred Stock or its Common Stock. In January 2005, the Company declared a cash dividend with respect to its Series C Preferred Stock of $24,000. Although holders of our Series C Preferred Stock are entitled to receive dividends, we may elect to pay such dividends in cash or shares of our Common Stock, subject to certain conditions, at our option. The Company intends to retain future earnings, if any, which may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay cash dividends to holders of preferred stock or Common Stock. Any decision as to the future payment of dividends on preferred stock or Common Stock (other than that required in respect of the Series C Preferred Stock) will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors, in its discretion, deems relevant.

         ISSUANCES OF COMMON STOCK

         During the fiscal year ended September 30, 2005, 236,536 shares of Common Stock were issued upon conversion of the 7.5% Convertible Debentures due April 1, 2006 (the "Debentures") and an aggregate of 274,562 shares of Common Stock were issued in payment of principal and interest on such Debentures, an aggregate of 923,778 shares of Common Stock were issued upon conversion of the Series B Preferred Stock and an aggregate of 28,160 shares of Common Stock were issued in payment of dividends on the Series B Preferred Stock. In addition, 209,206 shares of Common Stock were issued through exercise of options, 257,652 shares of Common Stock were issued through exercise of warrants and 63,390 shares were issued through a net share settlement on cashless exercise of stock options.

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

         Since the acquisition, which transformed ISWI from a licensor to an operator of the SportXction(R) System, the Company has formed strategic partnerships primarily with bookmakers in the U.K and Gibraltar. A factor which will be critical to our success will be the ability of the Company and its business partners to market the SportXction(R) System. To achieve commercial success, the SportXction(R) System must be accepted by a significant number of users.

         During the years ended September 30, 2005 ("Fiscal 2005") and 2004 ("Fiscal 2004"), the Company's revenue consisted of license fees and service charges from providing interactive gaming services using the SportXction(R) System to business partners such as licensed bookmakers and others located in the United Kingdom and Gibraltar.

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

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. The Company stops capitalizing software costs relating to a particular enhancement when the enhanced product is available for general release to its customers. Amortization of all previously capitalized amounts commenced during the year ended September 30, 2003 with the enhanced product's availability for general release to its first customer. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $315,000 for each of the years ended September 30, 2005 and 2004, respectively.

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

         RESULTS OF OPERATIONS

         Revenues for Fiscal 2005 were $162,000, as compared to $45,000 during Fiscal 2004. The increase in Fiscal 2005 is due to new partners and an increase in the number of events covered. The Company expects revenue to continue to increase during Fiscal 2006.

         Cost of revenues, research and development expense for Fiscal 2005 were $1,917,000, as compared to $1,935,000 during Fiscal 2004. The decrease in Fiscal 2005 was primarily due to lower technical consulting and programming costs partially offset by increased personnel costs associated with covering more events.

         General and administrative expenses during Fiscal 2005 were $3,207,000, as compared to $3,630,000 during Fiscal 2004. The decrease in Fiscal 2005 was primarily due to lower consulting fees and a non-cash option charge incurred in 2004 which did not recur.

         As described above in Critical Accounting Policies and Estimates, during Fiscal 2004, the Company reversed $138,000 of a write-off recorded in Fiscal 2003 related to certain software purchased by GIG prior to its acquisition by ISWI.

         Interest expense during Fiscal 2005 was $885,000, as compared to $606,000 during Fiscal 2004. During the year ended September 30, 2005, investors converted $1.1 million of their outstanding Debentures into Common Stock. As a result, the Company accelerated the amortization of $315,000 of the discount recorded upon issuance of the Debentures and $127,000 of the debt issuance costs which were recorded as interest expense. In addition, the Company recorded non-cash interest expense on the Company's outstanding Debentures which was satisfied in shares of the Company's Common Stock, and additional amounts to reflect a reduction in the debt discount which is being accreted over the life of the debt using the effective interest method and amortization of debt issuance costs.

         Other income represents changes in value associated with the registration rights agreements entered into in connection with the private placements which have been accounted for as a separate freestanding instrument in accordance with SFAS 133. See Note 3 to the Company's financial statements for a detailed discussion.

         In connection with the issuance of the Series B Convertible Preferred Stock ("Series B") in November 2004, the Company recorded a dividend to Series B shareholders of $552,000 representing the beneficial conversion feature. In connection with the issuance of the Series C Convertible Preferred Stock ("Series C") in August 2005, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature. In each of these issuances, the beneficial feature resulted from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. These preferred stock dividends did not require the payment of cash or the issuance of additional shares of Common Stock.

         Net loss and net loss per share applicable to common stock (basic and diluted) for Fiscal 2005 were $7,314,000 and $0.71, respectively, as compared to $5,988,000 and $0.64, respectively, during Fiscal 2004. The increase is primarily the result of the beneficial conversion feature associated with the Series B and Series C Preferred Stock (as described above).


         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, the Company had liquid resources totaling $6,635,000. These include cash and cash equivalents in the amount of $5,655,000 and investments in the amount of $980,000. Investments are limited to investment grade marketable securities with maturities of less than 12 months.

         The Company's operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2006. The Company anticipates that its existing resources will be adequate to fund its capital and operating requirements through at least the next 15 months based upon the Company's current business plan, and longer, subject to the revenues generated by the SportXction(R) System. The Company believes that this is a sufficient period of time to allow the Company to establish a successful enterprise in the intended market.

         The Company is currently in discussions with several additional bookmakers, interactive television and mobile phone companies to provide services. There is no assurance however, that the SportXction(R) System will be launched as planned with additional business partners or accepted by potential users. In addition, there is no assurance that any additional agreements will be signed. If these agreements do not produce revenue as planned, it may be necessary for the Company to seek additional funding, or reduce its expenses by limiting or curtailing its efforts in the United Kingdom, or both.

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

         On August 3, 2005, the Company entered into a financing agreement relating to a $4.0 million private placement with institutional investors consisting of 4,000 shares of the Company's newly issued Series C. Series C is initially convertible into the Company's Common Stock at $3.75 per share. The investors also received warrants that expire in August 2010 to purchase 557,103 shares of Common Stock at $3.95 per share, subject to adjustment which were valued at $929,000 using the Black Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $3.7 million.

         The Series C was initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase shares of the Company's Common Stock expiring in August 2010 which are exercisable at $4.38 per share.

         Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the preferred stock for cash. For certain other events, each holder would have the right to require the Company to redeem the preferred stock for the Company's Common Stock or increase the dividend of the preferred stock to 12% per annum. In addition, the Series C and investor warrants are subject to certain anti-dilution protection. In connection with the foregoing transaction, the investors agreed to convert the Series B held by them into Common Stock. In October 2005, other Series B holders converted the remaining shares of Series B and thus, there are currently no Series B outstanding.

         OFF-BALANCE SHEET ARRANGEMENTS

         None

         ITEM 7. FINANCIAL STATEMENTS

         See Page F-1

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

         Item 8A. Controls and Procedures

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                                    PART III

         The Company hereby incorporates by reference into this Part III, for items 9-12 and 14 its definitive proxy statement to be filed on or prior to January 28, 2006. If the definitive proxy statement is not filed on or before January 28, 2006, the information called for by this Part III will be filed as an amendment to this Report on or prior to January 28, 2006.


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

3.2      By-Laws of the Company, as amended through December 28, 2005. *

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

4.7 Form of Common Stock Purchase Warrant issued to certain investors dated November 24, 2003. (7)

4.8 Form of Common Stock Purchase Warrant issued to Brandon Ross dated November 24, 2003. (8)

4.9 Form of Certificate of Designation relating to the Series B Convertible Preferred Stock dated November 12, 2004. (9)

4.10 Form of Common Stock Purchase Warrant issued to certain investors dated November 12, 2004. (10)

4.11 Form of Common Stock Purchase Warrant issued to Maxim Group LLC dated November 12, 2004. (11)

4.12 Certificate of Designation relating to the Series C Preferred Stock dated August 3, 2005. (29)

4.13 Amendment No. 1 to the Certificate of Designation relating to the Series C Preferred Stock dated September 7, 2005. (30)

4.14 Form of Common Stock Purchase Warrant issued to certain investors dated August 3, 2005. (31)

4.15 Amendment to Common Stock Purchase Warrant issued to certain investors dated September 5, 2005. (32)

4.16 Form of Common Stock Purchase Warrant issued to Finder dated August 3, 2005. (33)

4.17 Amendment to Common Stock Purchase Warrant issued to Finder dated September 5, 2005. (34)

10.1 Letter to Citibank, N.A., dated as of July 31, 2002 terminating Escrow Agreement and Directing Release of Funds from Escrow. (12)

10.2 Letter Agreement, dated as of July 29, 2002, between Global Interactive Gaming Ltd. and KirchSport Limited. (12)

10.3 Employment Agreement between the Company and Barry Mindes, dated as of December 30, 2003.(13)

10.4 Employment Agreement between the Company and Bernard Albanese, dated as of June 22, 2005. (15)

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

10.15    Securities Purchase Agreement dated as of November 12, 2004. (25)

10.16    Registration Rights Agreement dated as of November 12, 2004. (26)

10.17 Letter Agreement, dated as of November 2, 2004, between the Company and Maxim Group LLC.(27)

10.18 Letter Agreement, dated April 27, 2004, between the Company and James McDade. (28)

10.19 Voting Agreement, dated November 12, 2004, between the Company and certain directors and officers of the Company.(13)

10.20    Securities Purchase Agreement dated as of August 3, 2005. (35)

10.21    Registration Rights Agreement dated as of August 3, 2005. (36)

10.22 Letter Agreement, dated July 26, 2005, between the Company and the Finder.(37)

10.23 Voting Agreement, dated as of August 3, 2005, between the Company and certain directors and officers of the Company.(38) 23.1 Consent of Eisner LLP.*

24.1     Power of Attorney (Included on signature page hereto).

31.01 Certification of Barry Mindes, Chairman and Chief Executive Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02 Certification of James McDade, Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01 Certification of Barry Mindes, Chairman and Chief Executive Officer of Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).*

32.02 Certification of James McDade, Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).*

------

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

(13) Incorporated by reference to the Exhibit with the corresponding number contained in the Company's Annual Report on Form 10-KSB dated December 21, 2004.

(14) Incorporated by reference to the Exhibit with the corresponding number contained in the Company's Annual Report on Form 10-KSB dated December 24, 2003.

(15) Incorporated by reference to Exhibit 10.1 contained in the Company's Current Report on Form 8-K dated June 22, 2005.

(16)     [Intentionally omitted].

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

(29) Incorporated by reference to Exhibit 4.1 contained in the Company's Current Report on Form 8-K dated August 5, 2005.

(30) Incorporated by reference to Exhibit 4.1 contained in the Company's Current Report on Form 8-K dated September 12, 2005.

(31) Incorporated by reference to Exhibit 4.2 contained in the Company's Current Report on Form 8-K dated August 5, 2005.

(32) Incorporated by reference to Exhibit 4.2 contained in the Company's Current Report on Form 8-K dated September 12, 2005.

(33) Incorporated by reference to Exhibit 4.3 contained in the Company's Current Report on Form 8-K dated August 5, 2005.

(34) Incorporated by reference to Exhibit 4.3 contained in the Company's Current Report on Form 8-K dated September 12, 2005.

(35) Incorporated by reference to Exhibit 10.1 contained in the Company's Current Report on Form 8-K dated August 5, 2005.

(36) Incorporated by reference to Exhibit 10.2 contained in the Company's Current Report on Form 8-K dated August 5, 2005.

(37) Incorporated by reference to Exhibit 10.3 contained in the Company's Current Report on Form 8-K dated August 5, 2005.

(38) Incorporated by reference to Exhibit 10.4 contained in the Company's Current Report on Form 8-K dated August 5, 2005.

*        Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTERACTIVE SYSTEMS WORLDWIDE INC.


                                             By:/s/ Barry Mindes
                                               ---------------------------------
                                             Barry Mindes, Chairman of the Board
                                             and Chief Executive Officer

                                             (Principal Executive Officer)


                                             December 29, 2005

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

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                     Title                                               Date

                                              Chairman of the Board and Director (Principal
           /s/ Barry Mindes                   Executive Officer)                                  December 29, 2005
----------------------------------------
             Barry Mindes

         /s/ Bernard Albanese                 President and Director                              December 29, 2005
----------------------------------------
           Bernard Albanese

                                              Chief Financial Officer
          /s/ James McDade                    (Principal Financial and Accounting Officer)        December 29, 2005
----------------------------------------
             James McDade


        /s/ Fredric Kupersmith                Director                                            December 29, 2005
----------------------------------------
          Fredric Kupersmith


           /s/ Bruce Feldman                  Director                                            December 29, 2005
----------------------------------------
             Bruce Feldman


          /s/ Harold Rapaport                 Director                                            December 29, 2005
----------------------------------------
            Harold Rapaport


              Interactive Systems Worldwide Inc. and Subsidiaries
                   Index to Consolidated Financial Statements

                                                                            Page
     Report of Independent Registered Public Accounting Firm                 F-2

     Consolidated Balance Sheets as of September 30, 2005 and 2004           F-3

     Consolidated Statements of Operations for the years ended
     September 30, 2005 and 2004                                             F-4

     Consolidated Statements of Stockholders' Equity for the
     year ended September 30, 2005 and 2004                          F-5 and F-6

     Consolidated Statements of Cash Flows for the years ended
     September 30, 2005 and 2004                                             F-7

     Notes to Consolidated Financial Statements                              F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Interactive Systems Worldwide Inc.

We have audited the accompanying consolidated balance sheets of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ EISNER LLP

New York, New York
November 9, 2005

         Part I: Financial Information

         Item 1. Financial Statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2005 and 2004
                    (Amounts in thousands except share data)

                                                                       2005      2004
                                                                   --------  --------
Current assets:
   Cash and cash equivalents                                       $  5,655  $  2,832
   Accounts receivable                                                   41         7
   Investments in marketable securities                                 980       285
   Other receivables                                                     14        31
   Prepaid expenses and other current assets                            139       158
                                                                   --------  --------
       Total current assets                                           6,829     3,313

   Property and equipment, net                                           91       144
   Capitalized software, net of accumulated
    amortization of $791,000 and $476,000, respectively                 154       492
   Other assets                                                         339       556
                                                                   --------  --------
                 Total assets                                      $  7,413  $  4,505
                                                                   ========  ========

                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                               $    201  $    153
    Accrued expenses and other                                        1,126       922
                                                                   --------  --------
       Total current liabilities                                      1,327     1,075

Long-term debt:
    Debentures, net of unamortized
     discount of $94,000 and 629,000, respectively                      239     1,538
                                                                   --------  --------
                 Total liabilities                                    1,566     2,613
                                                                   --------  --------

Commitments and contingency (Note 11)

Stockholders' Equity:
   Preferred stock, par value $.001 per share;
       2,000,000 shares authorized,
       60,000 Series A outstanding,
       164 Series B and 4,000 Series C outstanding in 2005 ($4,164
       liquidation preference)                                           --        --
   Common stock par value $.001 per share;
       20,000,000 shares authorized;
       11,792,702 and 9,799,418 issued, respectively                     12        10
   Additional paid-in capital                                        27,200    15,958
   Treasury stock, at cost, 242,000 common shares                      (441)     (441)
   Accumulated other comprehensive loss                                 (50)      (26)
   Accumulated deficit                                              (20,874)  (13,609)
                                                                   --------  --------
             Total stockholders' equity                               5,847     1,892
                                                                   --------  --------
                 Total liabilities and
                     stockholders' equity                          $  7,413  $  4,505
                                                                   ========  ========

See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                      Consolidated Statements of Operations
             (Amounts in thousands except share and per share data)

                                                                                   Years Ended
                                                                                  September 30,
                                                                               2005          2004
                                                                           ------------  ------------

Revenues                                                                   $        162  $         45
                                                                           ------------  ------------

Costs and expenses:
   Cost of revenues, research
     and development expense                                                      1,917         1,935

   General and administrative expense                                             3,207         3,630
    Income related to
      impairment of software                                                       --            (138)
                                                                           ------------  ------------
                                                                                  5,124         5,427
                                                                           ------------  ------------

        Operating loss                                                           (4,962)       (5,382)

Interest expense, net                                                               885           606
Other income                                                                        (25)         --
                                                                           ------------  ------------
             Net loss                                                            (5,822)       (5,988)
Preferred Stock dividends (includes beneficial
   conversion feature of $1,329,000)                                             (1,492)         --
                                                                           ------------  ------------
        Net loss applicable to common stock                                $     (7,314) $     (5,988)
                                                                           ============  ============

Net loss per share applicable to common
   stock - basic and diluted                                               $      (0.71) $      (0.64)
                                                                           ============  ============

Weighted average basic and diluted
  common shares outstanding                                                  10,362,019     9,322,906
                                                                           ============  ============


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                      For the Year Ended September 30, 2004
                 (Amounts in thousands except number of shares)

                                                                                                Accumulated
                                      Preferred stock      Common stock    Additional              Other
                                      ---------------    ----------------   Paid-In   Treasury  Comprehensive  Accumulated
                                      Shares   Amount    Shares    Amount   Capital    Stock       Loss          Deficit    Total
                                      ------   ------    ------    ------   -------    -----       ----          -------    -----
Balance at September 30, 2003        60,000    $   --    9,177,545 $    9  $ 13,036   $   (441) $     (2)      $  (7,621)   $ 4,981

Issuance of common stock and
   warrants through private
   placement, net of
   expenses of $358                    --          --      390,390      1     1,806         --        --              --      1,807

Beneficial conversion feature of
   Debentures                          --          --         --       --       353         --        --              --        353

Issuance of common stock in
   payment of Debenture
   principal and interest              --          --      157,724     --       514         --        --              --        514

Issuance of common stock
   through exercise of options         --          --       12,069     --         8         --        --              --          8


 Modification of stock options         --          --         --       --       163         --        --              --        163

Net share settlement on cashless
   exercise of stock options           --          --       61,690     --        65         --        --              --         65

Issuance of stock options to
   consultant                          --          --         --       --        13         --        --              --         13


Net loss                               --          --         --       --        --         --        --          (5,988)    (5,988)

Foreign currency
   translation loss                    --          --         --       --        --         --       (24)             --        (24)
                                                                                                                            -------

Comprehensive loss                                                                                                           (6,012)
                                 ----------  ---------- ----------  -----  --------   --------  --------      ----------  ---------
Balance at September 30, 2004        60,000  $     --   $9,799,418  $  10  $ 15,958   $   (441) $    (26)     $  (13,609) $   1,892
                                 ==========  ========== ==========  =====  ========   ========  ========      ==========  =========

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                      For the Year Ended September 30, 2005
                 (Amounts in thousands except number of shares)

                                                                                                  Accumulated
                                      Preferred stock    Common stock      Additional                Other
                                     -----------------  -----------------   Paid-In   Treasury  Comprehensive  Accumulated
                                      Shares    Amount  Shares     Amount   Capital     Stock        Loss        Deficit      Total
                                      ------    ------  ------     ------   -------     -----        ----        -------      -----
Balance at September 30, 2004          60,000   $  --   9,799,418    $ 10   $  15,958  $ (441)    $    (26)   $ (13,609)    $ 1,892

Issuance of 3,000 shares of
  Series B Preferred Stock and
  4,000 shares of Series C
  Preferred Stock including
  warrants to purchase common
  stock through private placement,
  net of expenses of $648               7,000      --          --      --       6,320      --           --            --      6,320

Dividends on Series C Preferred
  Stock including beneficial
  conversion feature of $1,329             --      --      28,160      --       1,419      --           --        (1,443)       (24)

Issuance of common stock in
  payment of Debenture
  principal and interest                   --      --     274,562       1       1,003      --           --            --      1,004

Issuance of common stock
  on conversion of Debentures              --      --     236,536      --       1,083      --           --            --      1,083

Issuance of common stock
  through conversion of Series
  B Preferred Stock                    (2,836)     --     923,778       1         --       --           --            --          1

Issuance of common stock
  through exercise of options              --      --     209,206      --        321       --           --            --        321

Issuance of common stock
  through exercise of warrants             --      --     257,652      --      1,090       --           --            --      1,090

Net share settlement on cashless
  exercise of stock options                --      --      63,390      --         --       --           --            --         --

Issuance of stock options to
  consultant                               --      --          --      --          6       --           --            --          6

Net loss                                   --      --          --      --         --       --           --        (5,822)    (5,822)

Foreign currency
  translation loss                         --      --          --      --         --       --          (24)           --        (24)
                                                                                                                            -------

Comprehensive loss                                                                                                           (5,846)
                                       ------    ----   ----------  -----    -------   ------        -----    ----------    -------
Balance at September 30, 2005          64,164    $ --   11,792,702  $  12    $27,200   $ (441)       $ (50)   $  (20,874)   $ 5,847
                                       ======    ====   ==========  =====    =======   ======        =====    ==========    =======


See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                                     Years Ended
                                                                                                    September 30,
                                                                                                    -------------
                                                                                                2005              2004
                                                                                                ----              ----
Cash flows from operating activities:
  Net loss                                                                                 $   (5,822)       $    (5,988)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                 398                416
    Non-cash interest expense                                                                     774                549
    Non-cash option charge                                                                          6                241
    Non-cash amortization of debt issuance costs                                                  216                127
      Non-cash other income                                                                       (25)                --
Changes in assets and liabilities
  Accounts receivable                                                                             (34)                 2
  Other receivables                                                                                17                (12)
  Prepaid expenses and other current assets                                                        19                 (5)
  Other assets                                                                                      1                  4
  Accounts payable                                                                                 48               (155)
  Accrued expenses and other                                                                      212                321
                                                                                           ----------------   --------------
         Net cash used in operating activities                                                 (4,190)            (4,500)
                                                                                           ----------------   --------------

Cash flows from investing activities:
  Purchase of investments                                                                      (1,946)              (285)
  Proceeds from sales of investments                                                            1,251                190
  Purchase of property and equipment                                                              (26)               (17)
                                                                                           ----------------   --------------
         Net cash used in investing activities                                                   (721)              (112)
                                                                                           ----------------   --------------

Cash flows from financing activities:
  Proceeds from issuance of Debentures                                                             --              2,600
  Repayment of Debentures                                                                          --               (108)
  Proceeds from issuance of preferred stock and warrants                                        7,000                 --
  Proceeds from issuance of common stock, options and warrants                                  1,411              1,302
  Payment of dividends on Series B Preferred Stock                                                (24)                --
  Costs associated with private placements                                                       (648)              (465)
                                                                                           ----------------   --------------
         Net cash provided by financing activities                                              7,739              3,329
                                                                                           ----------------   --------------

Net increase (decrease) in cash and cash equivalents                                            2,828             (1,283)
Effect of exchange rate on cash                                                                    (5)               (12)
Cash and cash equivalents, beginning of year                                                    2,832              4,127
                                                                                           ----------------   --------------
Cash and cash equivalents, end of year                                                       $  5,655           $  2,832
                                                                                           ================   ==============

Non-cash financing activity:
    Issuance of warrants to finder and placement agent in connection with private
          placements                                                                          $   298          $     274
    Beneficial conversion feature of Debentures                                               $    --          $     353
    Beneficial conversion feature of Series B and Series C Preferred Stock                    $ 1,329          $      --
    Debentures converted into common stock                                                    $ 1,083          $      --
    Issuance of common stock in relation to principal payments on Debentures                  $   750          $     325
    Issuance of common stock in relation to dividend payments on Series B Preferred Stock     $    90          $      --


See accompanying notes to consolidated financial statements

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(1)      Description of Business

         Interactive Systems Worldwide Inc. ("ISWI") developed an interactive, client/server based computer system for purposes of wagering on sporting events. On July 31, 2002, ISWI acquired all of the outstanding share capital of Global Interactive Gaming Limited ("GIG"), a United Kingdom company, which had been the Company's exclusive licensee and was a development stage company. This acquisition transformed ISWI from a licensor to an operator of the computer system. Subsequent thereto, ISWI's activities through GIG consist of generating revenue by providing interactive gaming services using the SportXction(R) System to business partners such as licensed bookmakers and others located in the United Kingdom and Gibraltar.

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

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(2)      Summary of Significant Accounting Policies (continued)

         Investments:

         Investments at September 30, 2005 and 2004 consist of certificates of deposit which are stated at cost plus accrued interest which approximates market. Investments at September 30, 2005, are scheduled to mature through April 2006.

         Software Development Costs:

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. Capitalized costs relate to product enhancements to the SportXction(R) product which had achieved technological feasibility. The Company stops capitalizing software costs relating to a particular enhancement when the enhanced product is available for general release to its customers. Amortization of capitalized amounts, which commenced during the quarter ended December, 2002 with the enhanced product's availability for general release to its first customer, has been computed on a straight-line basis and an estimated economic life of 3 years and amounted to $315,000 for each of the years ended September 30, 2005 and 2004, respectively.

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

         Revenue Recognition:

         The Company's revenue during the years ended September 30, 2005 and 2004 consisted of license fees and service charges for the use of the SportXction(R) product from service agreements with bookmakers

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(2)      Summary of Significant Accounting Policies (continued)

and Internet content providers located in the United Kingdom and Gibraltar. Revenue consists primarily of service charges calculated based on a percentage share of net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

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

         Accounting for Stock Based Compensation:

         The Company accounts for its stock-based compensation to employees in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Except for compensation expense related to the modification and cashless exercise of stock options, no stock-based compensation cost was reflected in 2005 and 2004 net loss, as all options granted under the Company's stock option plans described in Note 6 had an exercise price equal to the market value of the underlying common stock on the date of grant. The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(2)      Summary of Significant Accounting Policies (continued)

Compensation," which established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

The following tabulation illustrates such pro forma effects:

(Amounts in thousands except per share data)
                                                      2005             2004

Net loss - as reported                              ($5,822)        ($5,988)
Total stock-based employee compensation expense
   determined under fair value based method,
    net of related tax effects                          100             100
                                                        ---             ---
Net loss - pro forma                                ($5,922)        ($6,088)
                                                    ========         =======

Net loss per share applicable to common stock
     basic and diluted - as reported                 ($0.71)        ($0.64)
Net loss per share applicable to common stock
     basic and diluted - pro forma                   ($0.72)        ($0.65)

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0.0% (for both periods), risk free interest rates of 3.91% and 3.82% in 2005 and 2004, respectively, expected volatility of 69% and 52% in 2005 and 2004, respectively, and an expected life of 7 years (for both periods). The weighted average fair value of options granted in 2005 and 2004 was $2.23 and $1.88, respectively.

            In December 2004, the FASB issued SFAS 123(R) "Share-Based Payment". SFAS 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements. As a result, upon adoption of SFAS 123(R), the Company will be required to recognize compensation expense for the fair value of employee stock options over the applicable vesting period.

           The Company will be required to adopt SFAS 123(R) at the beginning of its fiscal year ending September 30, 2007. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. Upon adoption, prior periods may be, but are not required to be, restated. The impact of adoption of SFAS123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

         The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that performance is complete. During the years ending September 30, 2005 and 2004, the Company recognized compensation expense of $6,000 and $13,000, respectively, which was charged to general and administrative expense in relation to certain options which were granted to consultants.

               Interactive Systems Worldwide Inc. and Subsidiaries
                          Notes To Financial Statements
                           September 30, 2005 and 2004

(2)      Summary of Significant Accounting Policies (continued)

         Basic and Diluted Net Loss per Common Share:

         Basic and diluted net loss per common share is computed by dividing net loss as increased by cumulative preferred stock dividends by the weighted average number of common shares outstanding during the period. In computing diluted net loss per share for fiscal 2005 and 2004, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and Debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

                                           2005             2004
                                           ----             ----
Stock options                            1,166,480        1,416,258
Stock warrants                           1,615,824          634,710
Convertible Debentures                      72,780          473,071
Convertible Preferred Stock (a)          1,120,359               --
                                         ---------        ---------
   Total                                 3,975,443        2,524,039
                                         =========        =========

(a) Excludes Series A Preferred Stock convertible on a cashless basis as number of common shares obtainable upon conversion is based upon market price of common stock and no shares are obtainable until the common stock exceeds $15.00 per share (see Notes 4 and 11).

         Comprehensive Loss:

         Comprehensive loss consists of net loss adjusted for the results of certain stockholders' equity changes not reflected in net loss such as the gain or loss on foreign currency translation.

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

(3)      Private Placements

         On November 24, 2003, the Company entered into a financing agreement relating to a $3.9 million private placement with institutional investors consisting of $2.6 million of 7.5% Convertible Debentures ("Debentures") and $1.3 million for 390,390 shares of the Company's Common Stock ($3.33 per share). The investors also received warrants ("Investor Warrants") that expire in November 2008 to purchase 281,250 shares of Common Stock at $4.58 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $3,435,000. In addition, a finder in connection with the private placement received warrants to purchase an aggregate of 95,808 shares of Common Stock at

               Interactive Systems Worldwide Inc. and Subsidiaries
                          Notes To Financial Statements
                           September 30, 2005 and 2004

 (3)     Private Placements (continued)

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

         On November 12, 2004, the Company entered into a financing agreement relating to a $3.0 million private placement with institutional investors consisting of 3,000 shares of the Company's newly issued Series B Convertible Preferred Stock ("Series B"). Series B has a stated value of $1,000 per share, is non-voting and is initially convertible into the Company's Common Stock at $3.07 per share, subject to adjustment. The investors also received warrants that expire in November 2009 to purchase 513,172 shares of Common Stock at $3.36 per share, subject to adjustment which were valued at $681,000 using the Black Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $2.6 million.

         The Series B was initially convertible into an aggregate of 977,470 shares of Common Stock. In connection with the issuance of the Series B, the Company recorded a dividend to Series B shareholders of $552,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series B are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. During the year ended September 30, 2005, holders of the Series B converted 2,836 shares of Series B into 923,778 shares of Common Stock. During the year ended September 30, 2005, the Company declared dividends of $114,000 on the Series B, $90,000 of which were satisfied by the issuance of 28,160 shares of Common Stock and $24,000 was paid in cash. As of September 30, 2005, unpaid cumulative dividends on the Series B amounted to $5,000. A placement agent in this transaction received a cash fee of $180,000 and warrants to purchase 102,740 shares of the Company's Common Stock expiring in May 2010 which are exercisable at $3.50 per share. The warrants were valued at $166,000 using the Black Scholes option pricing model. In October 2005, investors converted their remaining 164 shares of Series B into 53,692 shares of Common Stock and there are currently no remaining Series B outstanding.

         On August 3, 2005, the Company entered into a financing agreement relating to a $4.0 million private placement with institutional investors consisting of 4,000 shares of the Company's newly issued Series C Convertible Preferred Stock ("Series C"). Series C has a stated value of $1,000 per share is non-voting and is initially convertible into the Company's Common Stock at $3.75 per share subject to adjustment. The investors also received warrants that expire in August 2010 to purchase 557,103 shares of Common Stock at $3.95 per share, subject to adjustment which were valued at $929,000 using the Black Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $3.7 million.

         The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(3)      Private Placements (continued)

conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. As of September 30, 2005, unpaid cumulative dividends on the Series C amounted to $44,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company's Common Stock expiring in August 2010 which are exercisable at $4.38 per share. The warrants were valued at $132,000 using the Black Scholes option pricing model.

         Under the terms of the private placements, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series B and Series C into Common Stock. The Series B and Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the preferred stock for cash. For certain other events, each holder would have the right to require the Company to redeem the preferred stock for the Company's Common Stock or increase the dividend of the preferred stock to 12% per annum. In addition, the Series B and Series C and investor warrants are subject to certain anti-dilution protection. The Series B and Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

         Registration rights agreements were entered into in connection with private placements which require the Company to file registration statements for the resale of the common shares issuable upon conversion of the Debentures and the Series B and Series C and upon the exercise of the warrants and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to the investors of 2.0% per month with respect to the November 2003 private placement and 1.5% per month with respect to the November 2004 and August 2005 private placements of the amounts paid by the investors until the failure is cured. As of September 30, 2005, registration statements were filed and declared effective within the specified grace periods with respect to the three private placements.

         The Company accounts for the registration rights agreements as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other income. As of September 30, 2005, the liability amounted to $30,000 and is included in accrued expenses.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(4)      Debt

         The 7.5% Debentures are convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) which began in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. During the year ended September 30, 2005, investors converted $1,083,333 of their outstanding Debentures into 236,536 shares of the Company's Common Stock. In connection with these conversions, the Company accelerated the amortization of $315,000 of the related discount recorded upon issuance of the Debentures and $127,000 of debt issuance costs which were recorded as additional interest expense. Subsequent to these conversions, the monthly principal repayments were reduced to $62,500. During the year ended September 30, 2005, 274,562 shares of Common Stock were issued in satisfaction of principal and interest payments on the Debentures. During the year ended September 30, 2004, 157,724 common shares were issued for all of the payments of interest and all except for one repayment of principal. Such shares were accounted for based on their quoted market price at the date of issuance. As the Company intends to pay the required principal payments during the year ending September 30, 2006 amounting to $333,333 by issuing common shares, such amount has not been classified as a current liability in the accompanying balance sheet at September 30, 2005. As the Company intended to pay the required principal payments during the year ended September 30, 2005 amounting to $1.3 million by issuing common shares, such amount has not been classified as a current liability in the accompanying balance sheet at September 30, 2004. The Company also under certain conditions has the right to force conversion of all or a portion of the Debentures into Common Stock. The conversion price of the Debentures is subject to adjustment under certain circumstances. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash.

(5)      Preferred Stock

         The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company on such date for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a non-cumulative dividend of 6% per annum if and when declared by the Board of Directors. Series A has no liquidation preference. See Note (3) - Private Placements regarding the Company's Series B and Series C Preferred Stock.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(6)      Stock Options

         In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"). On May 24, 2005, the term of the 1995 Plan expired and thus, no additional options may be granted under this plan. In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, is substantially similar to the 1995 Plan, except that there are 1,500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee.

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
                                                                Weighted Average
                                                Shares           Exercise Price
Outstanding, October 1, 2003                 1,351,919               $1.13
Granted                                        412,000 (a)            3.49
Exercised                                      (97,661)               0.97
Cancelled                                     (250,000)               3.46
                                             ---------
Outstanding September 30, 2004               1,416,258                1.41
Granted                                        150,000                3.24
Exercised                                     (284,778)               1.30
Cancelled                                     (115,000)               3.65
                                             ---------
Outstanding September 30, 2005               1,166,480               $1.11
                                             =========               =====

(a) Includes 300,000 granted to a consultant of which 50,000 vested and 250,000 were cancelled upon termination of services.

Exercisable at September 30, 2005             975,480
                                             ========

Available for grant at September 30, 2005     343,001
                                             ========

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(6)      Stock Options (continued)

         The following table summarizes information about stock options outstanding at September 30, 2005:

                                Options Outstanding                                           Options Exercisable
                          ------------------------------------------------------------------------------------------
                                                Weighted
                                                Average             Weighted                                Weighted
        Range of                               Remaining            Average                                  Average
        Exercise             Number           Contractual           Exercise           Number               Exercise
         Price            Outstanding             Life               Price           Outstanding              Price
         -----            -----------         -----------            ------          -----------              -----
   $ 0.67 - 0.77               603,480              2                 $0.71                603,480           $0.71
     1.14 - 1.87               338,000              5                  1.53                323,000            1.53
     2.08 - 2.31                13,000              5                  2.19                 13,000            2.19
     3.04 - 3.92               202,000              9                  3.28                 26,000            3.60
            5.75                10,000              6                  5.75                 10,000            5.75
                             ---------                                                     -------
                             1,166,480              4                  1.45                975,480            1.13
                             =========                                                     =======

 (7)     Warrants

         At September 30, 2005, outstanding warrants to acquire shares of the Company's Common Stock consist of the following:

                   Expiration              Exercise           Common
                     Date                   Price             Shares
                   ----------              --------          -------
                     11/24/08                 4.58           281,250
                     11/24/08                 5.06            95,808
                     11/12/09                 3.36           513,170
                      5/13/10                 3.50           102,740
                       8/3/10                 3.95           557,103
                       8/3/10                 4.38            65,753
                                                           ---------
                                                           1,615,824
                                                           =========

 (8)     Property and Equipment

         Property and equipment at September 30, 2005 and 2004 consist of the following:
                                                          2005        2004
                                                          ----        ----

    Furniture and fixtures                               $  62,000  $   62,000
    Building and improvements                              118,000     118,000
    Computer equipment (a)                                 246,000   1,571,000
                                                         ---------  ----------
                                                           426,000   1,751,000

    Less accumulated depreciation and amortization (a)    (335,000) (1,607,000)
                                                         ---------  ----------
                                                         $  91,000  $  144,000
                                                         =========  ==========

      (a) During the year ended September 30, 2005, the Company wrote-off $1,348,000 of fully depreciated computer equipment which was no longer in use.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(9)      Accrued Expenses and Other

         Accrued expenses and other at September 30, 2005 and 2004 consist of the following:

                                                    2005                2004
                                                    ----                ----

    Professional fees                           $   108,000          $  76,000
    Payroll and related costs                       891,000            706,000
    Other                                           127,000            140,000
                                                -----------          ---------
                                                $ 1,126,000          $ 922,000
                                                ===========          =========
 (10)    Taxes

         The sources of loss for the years ended September 30, 2005 and 2004 consist of the following:

                                                   2005                2004
                                                   ----                ----

    United States                               ($4,063,000)        ($4,277,000)
    United Kingdom                               (1,761,000)         (1,711,000)
                                                 ----------         ------------
                                                ($5,824,000)        ($5,988,000)
                                                ===========          ==========

         The income tax benefit for the years ended September 30, 2005 and 2004 differed from the amounts computed by applying the federal income tax rate of 34% to pre-tax loss as a result of the following:

                                                      2005            2004
                                                      ----            ----

    Computed benefit at 34%
                                                   ($1,980,000)    ($2,036,000)
    State tax benefit net of federal effect           (349,000)       (257,000)
    Potential benefits from net operating loss
       carryforward in United States and United
       Kingdom which are not being recognized        2,410,000       2,320,000
    Other                                              (81,000)        (27,000)
                                                   ------------   -------------
    Income tax benefit                             $        --    $         --
                                                   ============   =============

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004


(10) Taxes (continued)

         The tax effects of temporary differences and loss carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 30, 2005 and 2004 are presented below:

                                                                2005              2004
                                                                ----              ----
    Deferred tax assets:
    Federal and state net operating loss carryforward         $4,579,000      $  3,106,000
    United Kingdom net operating loss carryforward             6,846,000         6,136,000
    Tax basis for capitalized license fees paid to
      the Company by GIG prior to acquisition                  3,883,000         4,446,000
    Property and equipment                                       298,000           248,000
    Employee compensation and benefits                           335,000           250,000
                                                           -------------      -------------
    Total gross deferred tax assets                           15,941,000        14,186,000
    Deferred tax liabilities:
      Capitalized software                                        62,000           188,000
                                                           -------------      ------------
    Net deferred tax asset                                    15,879,000        13,998,000
    Less valuation allowance                         (a)      15,879,000        13,998,000
                                                           -------------      ------------
        Net deferred tax asset                             $           0      $          0
                                                           =============      ============


         (a) Includes $10,900,000 and $10,723,000 in 2005 and 2004,
respectively, applicable to subsidiary in United Kingdom.

         As of September 30, 2005, the Company had a net operating loss carryforward of approximately $11,447,000 for Federal and state income tax reporting purposes available to offset future Federal taxable income through the year 2025 and future state taxable income through the year 2012, which may be subject to an annual limitation on its utilization under Section 382 of the Internal Revenue Code. In addition, GIG had a net operating loss carryforward of approximately $22,821,000 which is available to offset future taxable income in the United Kingdom. As the Company is unable to conclude that it is more likely than not that the benefits of the carryforwards and deductible temporary differences will be realized it has provided a valuation allowance to offset the related deferred tax asset.

(11)     Commitments and Contingency

         (a) The Company leases office facilities and equipment under operating leases expiring through March 2009. The remaining minimum rental commitments under the leases and a related sublease, which give effect to the termination of a lease in October 2005 described below, are as follows:

                                                                       Less:
         Year ending September 30,           Gross amount          Rental Income            Net amount
         -------------------------           -------------         -------------           ----------
                   2006                            $190,000             ($53,000)            $137,000
                   2007                              12,000                   --               12,000
                                                 ----------         ------------          -----------
                                                   $202,000             ($53,000)            $149,000
                                                   ========            =========            ========

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004

(11)     Commitments and contingency (continued)

         Rent expense under operating leases during 2005 and 2004 was $324,000 and $328,000, respectively. On October 4, 2005, the Company exercised the break clause within its lease to vacate its offices in London, England on April 4, 2006 at no cost. Rent expense under the lease amounted to $282,000 during 2005. The Company currently subleases approximately 1,500 square feet of this space to a third party pursuant to a sublease that expires in March 2009. The rental income for this sublease exceeds the rent paid by the Company under the lease for this space. For the fiscal year ended September 30, 2004, rental income from this sublease was approximately $106,000 in both 2005 and 2004.


         (b) The Company entered into employment agreements with two of its employees. The agreements as amended, one of which expires in December 2005 and the other of which expires in June 2006, provide for minimum compensation and certain benefits. Compensation expense recognized under these agreements during both of the years ended September 30, 2005 and 2004 was $650,000. The agreements also provide for severance payments upon certain events, as defined.

         (c) In October 2002, GIG was issued a Certificate of Registration for value added tax ("VAT") by HM Customs and Excise ("Customs"), with an effective date of May 2001, which required it to charge VAT on its sales and allowed it to recover VAT on its eligible business costs. In November 2002, GIG filed a tax return for a refund of $1,073,000 due to the overpayment of VAT taxes which refund was received in January 2003. Customs is currently making inquiries regarding the VAT status of GIG. In November 2005, Customs issued a "protective" VAT assessment against GIG for the VAT refunded to GIG plus interest. If Customs had not taken any action, the return would have moved outside the three-year period which Customs could issue an assessment. Customs has not reached a decision on the matter. The Company believes that GIG is entitled to be registered for VAT. However, Customs may determine that GIG is not entitled to be registered for VAT, and if so, GIG may be required to repay amounts reclaimed on GIG's VAT returns plus interest.

(12)     Concentration of revenues

         Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 81% and 40% of revenues in the years ended September 30, 2005 and 2004, respectively. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company's operating results.

               Interactive Systems Worldwide Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           September 30, 2005 and 2004


(13) Fourth Quarter Adjustment

         Net loss applicable to common stock and net loss per share applicable to common stock (basic and diluted) for the quarter ended December 31, 2004 were restated from amounts originally reported in the Company's Form 10QSB as shown below to reflect a change (recorded in the fourth quarter of fiscal 2005) in the value of the beneficial conversion feature associated with the Series B Preferred Stock.

                                              (Unaudited)
                                             As Previously      (Unaudited)
                                               Reported          Restated

Net loss                                         ($1,511)         ($1,511)
Preferred Stock dividends (including
     beneficial conversion feature)                 (225)            (552)
                                                    -----            -----
Net loss applicable to common stock              ($1,736)         ($2,063)
                                                 ========         ========

Net loss per share applicable to common
     stock - basic and diluted                    ($0.18)          ($0.21)
                                                  =======          =======