Form 10QSB
period 2005-12-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2006-02-14
CIK 1025995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _____________ to _______________
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

                                 (973) 256-8181
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

There were 11,807,205 shares of Common Stock outstanding at February 8, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes |_|  No |X|

Interactive Systems Worldwide Inc.
December 31, 2005
FORM 10-QSB

Index
                                                                           Page
                                                                           ----

Part I:    Financial Information

Item 1.    Financial Statements,

  Consolidated Balance Sheets at December 31, 2005 (Unaudited)
  and September 30, 2005                                                      2

  Consolidated Statements of Operations for the Three
  Months Ended December 31, 2005 and 2004 (Unaudited)                         3

  Consolidated Statement of Stockholders' Equity for the
  Three Months Ended December 31, 2005 (Unaudited)                            4

  Consolidated Statements of Cash Flows for the Three Months
  Ended December 31, 2005 and 2004 (Unaudited)                                5

Notes to Consolidated Financial Statements (Unaudited)                     6-15

Item 2.    Management's Discussion and Analysis or
           Plan of Operations                                             16-23

Item 3.    Controls and Procedures                                           24

Part II:   Other Information                                                 24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 6.    Exhibits                                                          25

Signatures                                                                   26

Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)


                                                                                 December 31,     September 30,
                                                                                    2005             2005
                                                                                 (Unaudited)         Note 1
                                                                                 ----------       -------------
Current assets:
   Cash and cash equivalents                                                       $  4,363         $  5,655
   Accounts receivable                                                                    4               41
   Investments in marketable securities                                               1,195              980
   Other receivables                                                                     37               14
   Prepaid expenses and other current assets                                            224              139
                                                                                   --------         --------
     Total current assets                                                             5,823            6,829
   Property and equipment, net                                                           53               91
   Capitalized software, net of accumulated
            amortization of $861 and $791, respectively                                  85              154
   Other assets                                                                         318              339
                                                                                   --------         --------
               Total assets                                                        $  6,279         $  7,413
                                                                                   ========         ========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                $    206         $    201
   Accrued expenses                                                                   1,095            1,126
                                                                                   --------         --------
     Total current liabilities                                                        1,301            1,327
                                                                                   --------         --------
Long-term debt:
   Debentures, net of unamortized discount of $41 and $94, respectively                 105              239
                                                                                   --------         --------
               Total liabilities                                                      1,406            1,566
                                                                                   --------         --------

Contingency (Note 9)

Stockholders' Equity:
   Preferred stock, par value $.001 per share;
     2,000,000 shares authorized,
     60,000 Series A outstanding,
     164 Series B outstanding at September 30, 2005,
     4,000 Series C outstanding with a liquidation preference of $4,000                  --               --
   Common stock par value $.001 per share;
     20,000,000 shares authorized;
     11,947,922 and 11,792,702 issued, respectively                                      12               12
   Additional paid-in capital                                                        27,519           27,200
   Treasury stock, at cost 242,000 shares                                              (441)            (441)
   Accumulated other comprehensive loss                                                 (57)             (50)
   Accumulated deficit                                                              (22,160)         (20,874)
                                                                                   --------         --------
           Total stockholders' equity                                                 4,873            5,847
                                                                                   --------         --------
                  Total liabilities and stockholders' equity                       $  6,279         $  7,413
                                                                                   ========         ========


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)

                                                       Three Months Ended
                                                          December 31,
                                                      2005            2004
                                                  ------------    ------------

Revenue                                           $         30    $         23
                                                  ------------    ------------
Costs and expenses:
   Cost of revenue, research
     and development expense                               437             530

   General and
     administrative expense                                781             791
                                                  ------------    ------------
                                                         1,218           1,321
                                                  ------------    ------------

     Operating loss                                     (1,188)         (1,298)

Interest expense, net                                       49             213
Other income                                                (1)             --
                                                  ------------    ------------
            Net loss                                    (1,236)         (1,511)

Preferred stock dividend                                   (67)           (552)
                                                  ------------    ------------


     Net loss applicable to common shareholders   $     (1,303)   $     (2,063)
                                                  ============    ============

Net loss per share applicable to
   common shareholders - basic and diluted        $      (0.11)   $      (0.21)
                                                  ============    ============

Weighted average basic and diluted
  common shares outstanding                         11,658,479       9,651,078
                                                  ============    ============


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                  For the Three Months Ended December 31, 2005
                                   (Unaudited)

                 (Amounts in thousands except number of shares)


                                                                                                Accumulated
                                     Preferred stock     Common stock    Additional                Other
                                    -----------------  ----------------   Paid-In    Treasury  Comprehensive  Accumulated
                                     Shares  Amount    Shares   Amount    Capital      Stock        Loss        Deficit     Total
                                     ------  ------    ------   -------  ----------  --------- -------------  -----------   -----
Balance at
  September 30, 2005                64,164   $ --   11,792,702   $  12   $ 27,200     $ (441)     $ (50)     $  (20,874)   $  5,847

Dividends on Series B and
   Series C Preferred Stock             --     --       19,935      --         50         --         --             (50)         --

Issuance of common stock
   in payment of Debenture
   principal and interest               --     --       81,865      --        222         --         --              --         222

Issuance of common stock
  through conversion of
  Series B Preferred Stock            (164)    --       53,420      --         --         --         --              --          --

Compensation cost associated
   with stock options                   --     --           --      --         47         --         --              --          47

Net loss                                --     --           --      --         --         --         --          (1,236)     (1,236)

Foreign currency
   translation loss                     --     --           --      --         --         --         (7)             --          (7)
                                                                                                                           --------

Comprehensive loss                                                                                                           (1,243)
                                ----------   ----   ----------   -----   --------     ------      -----      ----------    --------
Balance at
   December 31, 2005                64,000   $ --   11,947,922   $  12   $ 27,519     $ (441)     $ (57)     $  (22,160)   $  4,873
                                ==========   ====   ==========   =====   ========     ======      =====      ==========    ========


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                          Three Months Ended
                                                                             December 31,
                                                                           2005       2004
                                                                           ----       ----
Cash flows from operating activities:
  Net loss                                                               $(1,236)   $(1,511)
Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                            110        104
      Non-cash interest expense                                               84        187
      Non-cash option charge                                                  47         --
      Non-cash amortization of debt issuance costs                            21         38
      Non-cash other income                                                   (1)        --
Changes in assets and liabilities:
  Accounts receivable                                                         37        (11)
  Other receivables                                                          (23)        (7)
  Prepaid expenses and other current assets                                  (85)       (86)
  Other assets                                                                --         38
  Accounts payable                                                             5         85
  Accrued expenses                                                           (27)       (50)
                                                                         -------    -------
         Net cash used in operating activities                            (1,068)    (1,213)
                                                                         -------    -------

Cash flows from investing activities:
  Purchase of investments                                                   (500)      (300)
  Proceeds from sales of investments                                         285         --
  Purchase of property and equipment                                          (1)        (5)
                                                                         -------    -------
            Net cash used by investing activities                           (216)      (305)
                                                                         -------    -------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock and warrants                      --      3,000
  Proceeds from issuance of common stock and warrants                         --         55
  Costs associated with private placement
                                                                              --       (374)
                                                                         -------    -------
         Net cash provided by financing activities                            --      2,681
                                                                         -------    -------

Net (decrease) increase in cash and cash equivalents                      (1,284)     1,163
Effect of exchange rate on cash                                               (8)        (1)
Cash and cash equivalents, beginning of period                             5,655      2,832
                                                                         -------    -------
Cash and cash equivalents, end of period                                 $ 4,363    $ 3,994
                                                                         =======    =======

Non-cash investing and financing activity:
   Issuance of warrants to investors and private placement agent         $    --    $   847
   Beneficial conversion feature of Series B Preferred Stock             $    --    $   552
   Issuance of common stock in relation to principal payments
            on Debentures                                                $   188    $   325
   Issuance of common stock in relation to dividend payments
            on Series B and Series C Preferred Stock                     $    43    $    --


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note l - Basis of Presentation:

         The information at December 31, 2005 and for the three months ended December 31, 2005 and 2004, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Net loss applicable to common stock and net loss per share applicable to common stock (basic and diluted) for the quarter ended December 31, 2004 were increased by $327,000 and $0.03 from amounts originally reported in the Company's Form 10QSB to reflect a change (recorded in the fourth quarter of fiscal 2005) in the value of the beneficial conversion feature associated with the Series B Preferred Stock. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the SEC.

         The Company's revenue during the three months ended December 31, 2005 and 2004 consisted of license fees and service charges from agreements with companies located in the United Kingdom and Gibraltar. Revenue consists primarily of service charges calculated based on a percentage share of the net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

Note 2 - Private Placements:

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

Note 2 - Private Placements (continued):

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

         The Series B was initially convertible into an aggregate of 977,470 shares of Common Stock. In connection with the issuance of the Series B, the Company recorded a dividend to Series B shareholders of $552,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series B are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. During the three months ended December 31, 2005, holders of the Series B converted their remaining 164 shares of Series B into shares of Common Stock and there are currently no remaining Series B outstanding. A placement agent in this transaction received a cash fee of $180,000 and warrants to purchase 102,740 shares of the Company's Common Stock expiring in May 2010 which are exercisable at $3.50 per share. The warrants were valued at $166,000 using the Black Scholes option pricing model.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Private Placements (continued):

         On August 3, 2005, the Company entered into a financing agreement relating to a $4.0 million private placement with institutional investors consisting of 4,000 shares of the Company's newly issued Series C Convertible Preferred Stock ("Series C"). Series C has a stated value of $1,000 per share, is non-voting and is initially convertible into the Company's Common Stock at $3.75 per share, subject to adjustment. The investors also received warrants that expire in August 2010 to purchase 557,103 shares of Common Stock at $3.95 per share, subject to adjustment which were valued at $929,000 using the Black Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $3.7 million.

         The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. As of December 31, 2005, unpaid cumulative dividends on the Series C amounted to $67,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company's Common Stock expiring in August 2010 which are exercisable at $4.38 per share. The warrants were valued at $132,000 using the Black Scholes option pricing model.

         Under the terms of the private placements, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the preferred stock for cash. For certain other events, each holder would have the right to require the Company to redeem the preferred stock for the Company's Common Stock or increase the dividend of the preferred stock to 12% per annum. In addition, the Series C and investor warrants are subject to certain anti-dilution protection. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Private Placements (continued):

         Registration rights agreements were entered into in connection with the private placements which required the Company to file registration statements for the resale of the common shares issuable upon conversion of the Debentures and the Series B and Series C and upon the exercise of the warrants and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to the investors of 2.0% per month with respect to the November 2003 private placement and 1.5% per month with respect to the November 2004 and August 2005 private placements of the amounts invested by the investors until the failure is cured. As of September 30, 2005, registration statements were filed and declared effective within the specified grace periods with respect to the three private placements.

         The Company accounts for the registration rights agreements as a separate free-standing instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other income. As of December 31, 2005, the liability amounted to $29,000 and is included in accrued expenses.

Note 3 - Debt:

         The 7.5% Debentures are convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) which began in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. During the year ended September 30, 2005, investors converted certain outstanding Debentures into shares of the Company's Common Stock. Subsequent to these conversions, the monthly principal repayments were reduced to $62,500. During the three months ended December 31, 2005, 81,865 shares of Common Stock were issued in satisfaction of principal and interest payments on the Debentures. Such shares were accounted for based on their quoted market price at the date of issuance. As the

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Debt (continued):

         Company intends to pay the remaining principal payments amounting to $146,000 by issuing common shares, such amount has not been classified as a current liability in the accompanying balance sheet at December 31, 2005. As the Company intended to pay the required principal payments during the year ending September 30, 2006 amounting to $333,000, such amount has not been classified as a current liability in the accompanying balance sheet at September 30, 2005. The Company also under certain conditions has the right to force conversion of all or a portion of the Debentures into Common Stock. The conversion price of the Debentures is subject to adjustment under certain circumstances. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash.

Note 4 - Preferred Stock:

         The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company's Common Stock at $15 per common share on a cashless basis and is redeemable by the Company on such date for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a non-cumulative dividend of 6% per annum if and when declared by the Board of Directors. Series A has no liquidation preference. See Note (2) - Private Placements regarding the Company's Series B and Series C Preferred Stock.

Note 5 - Accounting Change:

         At December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. Prior to October 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 5 - Accounting Change (continued):

         payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R) and (c) compensation costs for share-based awards modified, repurchased or cancelled after such date. Results for prior periods have not been restated. Stock-based employee compensation costs charged to operations during the quarter ended December 31, 2005 amounted to $44,000.

         As a result of adopting Statement 123(R) on October 1, 2005, the Company's net loss and basic and diluted net loss per share for the quarter ended December 31, 2005, is $131,000 and $0.01 lower than if it had continued to account for share-based compensation under Opinion 25. This results from a change in the method of measurement of compensation cost under Statement 123(R) arising from a modification which extended the life of options held by an officer (see Note 6).

         Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the three months ended December 31, 2004 would have been increased to the pro forma amounts indicated below (amounts in thousands):

                                                                        2004
                                                                      ---------
         Net loss applicable to common
           shareholders, as reported                                  $  (2,063)

         Deduct: Total stock-based employee compensation
           expense determined under fair value based method                 (28)
                                                                      ----------

         Pro forma net loss applicable
           to common shareholders                                     $  (2,091)
                                                                      ==========

         Net loss per share applicable to
           common shareholders - basic
           and diluted, as reported                                   $   (0.21)
                                                                      ==========

         Net loss per share applicable to
          common shareholders - basic
          and diluted, pro forma                                      $   (0.22)
                                                                      ==========

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Accounting Change (continued):

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 2006 and 2005, respectively: expected dividend yield 0.0% and 0.0%, risk free interest rate of 4.14% and 3.91%, expected volatility of 69% and 69% and an expected life of
         1.5 years (see Note 6 relating to modification) and 7 years. The weighted average fair value of options granted in Fiscal 2006 and 2005 was $1.99 and $2.23, respectively. Expected volatilities are based on historical volatility of the Company's stock price. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

         The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that performance is complete. During the quarter ended December 31, 2005, the Company recognized compensation expense of $3,000 which was charged to general and administrative expense in relation to certain options which were granted to a consultant.

Note 6 -Stock Options:

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

         ISOs may be granted to individuals, who, at the time of grant, are employees of the Company. NQSOs may be granted to officers, directors, agents, employees and consultants of the Company, whether or not the individual is an employee of the Company. The Plans provide that the exercise price for ISOs shall be no less than the fair market value per share of the Common Stock at the date of grant. The exercise price of NQSOs shall be determined by the Board of Directors. Options granted under the Plans may not be exercisable for terms in excess of ten years from the date of grant, with vesting periods varying for option grants ranging from one to four years.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Stock Options (continued):

         Activity related to the 1995 and 1996 Plans for the quarter ended December 31, 2005 is as follows:



                                                                        Weighted
                                                         Weighted       Average
                                                         Average        Remaining      Aggregate
                                                         Exercise      Contractual     Intrinsic
Options                                     Shares         Price           Term          Value
-------                                   ---------      --------      -----------     ---------
Outstanding at October 1, 2005            1,166,480       $1.45
Granted                                      90,691        0.70
Exercised                                        --
Forfeited or expired                       (156,691)       1.67
                                          ---------
Outstanding at December 31, 2005          1,100,480        1.36           3.8          $175,000
                                          =========        ====           ===          ========
Vested or expected to vest                1,100,480        1.36           3.8          $175,000
                                          =========        ====           ===          ========
Exercisable at December 31, 2005            878,789        1.17           3.3          $     --
                                            =======        ====           ===          ========


         As of December 31, 2005, there was $176,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2 years. During the quarter ended December 31, 2005, the Company effectively extended the contractual life of 90,691 fully vested share options held by an officer by canceling existing options and replacing them with new options. As a result of that modification, the Company recognized additional compensation expense of $4,000 for the quarter ended December 31, 2005, measured as the excess of the fair value of the new options over the fair value of the cancelled options as of the cancellation date.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Basic and Diluted Net Loss per Share:

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

         The Company's computation of dilutive net loss per share for the three months ended December 31, 2005 and 2004 does not assume any exercise of options or warrants to purchase 2,716,304 and 2,625,878 common shares, respectively, or the conversion of debentures or preferred stock to acquire 1,098,508 and 1,379,309 common shares, respectively, as their effect is antidilutive.

Note 8 - Concentration of revenues:

         Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 83% of revenues in each of the three months ended December 31, 2005 and 2004, respectively. The Company has been operating under an interim agreement with Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc since August 2003. The Company is currently in discussions with Sportingbet regarding providing an integrated betting solution to be offered on Sportingbet's next generation back end software. The interim agreement may be terminated and there can be no assurance that the current discussions will lead to a new agreement. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company's operating results.

Note 9 - Contingency:

         In October 2002, GIG was issued a Certificate of Registration for value added tax ("VAT") by HM Customs and Excise ("Customs"), with an effective date of May 2001, which required it to charge VAT on its sales and allowed it to recover VAT on its eligible business costs. In November 2002, GIG filed a tax return for a refund of $1,073,000 due to the overpayment of VAT taxes which refund was received in January 2003. Customs is currently making inquiries regarding the VAT status of GIG. In November 2005, Customs issued a "protective" VAT assessment against GIG for the VAT refunded to

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 9 - Contingency (continued):

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

Item 2. Management`s Discussion and Analysis or Plan of Operations

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

         During the three months ended December 31, 2005 ("Fiscal 2006") and 2004 ("Fiscal 2005"), the Company's revenue consisted of license fees and service charges from providing interactive gaming services using the SportXction(R) System to business partners such as licensed bookmakers and others located in the United Kingdom and Gibraltar.

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

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During Fiscal 2006 and 2005, the Company did not capitalize any software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $69,000 and $79,000 during the three months ended December 31, 2005 and 2004, respectively.

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

            On October 1, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the adoption date. During the three months ended December 31, 2005, the Company recognized compensation expense of $42,000 which was charged to general and administrative expense as a result of implementing SFAS 123(R).

         See Note 2 to the Company's Form 10-KSB for the year ended September 30, 2005 for a full discussion of the Company's critical accounting policies and estimates.

FINANCIAL RESULTS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

         Revenue for the three months ended December 31, 2005 was $30,000, as compared to $23,000 during the same period in the prior year. The increase was primarily because Fiscal 2006 included a full quarter's wagering activity from the Spanish affiliate of Sportingbet, which was launched in November 2004. The Company believes that its limited revenue growth has largely been attributable to the current system configuration as a stand-alone product. The Company is currently in advanced discussions with existing and new partners regarding implementing a new system methodology (see "Integrated Offering" below). The Company expects to enter into new or revised agreements with bookmakers and is optimistic that this improved approach will result in increased revenues following launch.

         Cost of revenue, research and development expense for the three months ended December 31, 2005 was $437,000, as compared to $530,000 during the same period in the prior year. The decrease in Fiscal 2006 was primarily due to lower technical consulting costs.

         General and administrative expenses during the three months ended December 31, 2005 were $781,000, as compared to $791,000 during the same period in the prior year. The decrease was primarily due to lower travel expenses and a severance accrual in Fiscal 2005, which did not recur, partially offset by increased compensation expense of employee stock options due to the adoption of Statement of Financial Accounting Standards No. 123(R).

         Interest expense during the three months ended December 31, 2005 was $49,000, as compared to $213,000 during the same period in the prior year. This non-cash expense has declined due to a decrease in the Company's outstanding Debentures, which have been satisfied primarily through the issuance of shares of Common Stock.

         In connection with the issuance of the Series B Preferred Stock in November 2004, the Company recorded a dividend to Series B shareholders, which was restated in the fourth quarter of Fiscal 2005 to $552,000, representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. This preferred stock dividend did not require the payment of cash or the issuance of additional shares of Common Stock. Preferred stock dividend in Fiscal 2006 represents dividends on the Series C Preferred Stock due on January 1, 2006 which were satisfied through the issuance of shares of Common Stock.

         Other income in Fiscal 2006 represents the change in value of the Company's liability associated with the registration rights agreements entered in connection with its private placements.

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the three months ended December 31, 2005 was $1,303,000 and $0.11, respectively, as compared to $2,063,000 and $0.21, respectively, during the same period in Fiscal 2005. The decrease in the loss in Fiscal 2006 is primarily the result of lower preferred stock dividend and interest expense (as described above).

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, the Company had liquid resources totaling $5,558,000. These include cash and cash equivalents in the amount of $4,363,000 and investments in the amount of $1,195,000. Investments are limited to investment grade marketable securities with maturities of less than 12 months.

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

         The Company is currently in discussions with several additional bookmakers and other companies to provide services. There is no assurance however, that these negotiations will result in signed agreements, or that the System will be accepted by potential users. If these agreements do not produce revenue as planned, it may be necessary for the Company to seek additional funding, or reduce its expenses, or both.

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

         In November 2003, the Company issued $2.6 million of 7.5% Convertible Debentures (the "Debentures"). The Debentures are repayable in 24 equal monthly installments of $108,333 which began in May 2004 with interest payable quarterly. The Company has the right to repay the interest and the principal in cash or, under certain circumstances, shares of its Common Stock. The Company also has the right, under certain circumstances, to force conversion of all or a portion of the Debentures into Common Stock. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash. To date, the Company has made all interest payments with respect of the Debentures in shares of the Company's Common Stock. The Company made its principal repayment in May 2004 in cash, elected to defer its monthly repayment in June 2004 as permitted under the Debentures and made the remainder of its principal repayments to date in shares of the Company's Common Stock. During the year ended September 30, 2005, investors converted certain Debentures into shares of the Company's Common Stock. Subsequent to these conversions, the monthly principal repayments were reduced to $62,500.

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

         The Series B was initially convertible into an aggregate of 977,470 shares of Common Stock. Holders of Series B are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. During the three months ended December 31, 2005, holders of the Series B converted their remaining 164 shares of Series B into 53,420 shares of Common Stock and there are currently no remaining Series B outstanding. A placement agent in this transaction received a cash fee of $180,000 and warrants to purchase 102,740 shares of the Company's Common Stock expiring in May 2010 which are exercisable at $3.50 per share.

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

         The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. As of December 31, 2005, unpaid cumulative dividends on the Series C amounted to $60,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company's Common Stock expiring in August 2010 which are exercisable at $4.38 per share.

         Under the terms of the private placements, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the preferred stock for cash. For certain other events, each holder would have the right to require the Company to redeem the preferred stock for the Company's Common Stock or increase the dividend of the preferred stock to 12% per annum. In addition, the Series C and investor warrants are subject to certain anti-dilution protection. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

OFF BALANCE SHEET ARRANGEMENTS

         None

SYSTEM DEPLOYMENT STATUS

         INTERACTIVE TELEVISION

         On November 28, 2005, the Company announced that GIG had signed an agreement with SkyBet, a wholly owned subsidiary of British Sky Broadcasting Limited ("Sky"). Sky is the U.K.'s largest supplier of digital TV services with approximately 8.0 million active households throughout the U.K. and Ireland. Sky is also one of the U.K.'s leading sports rights holders and is at the forefront of developing innovative interactive applications. The agreement calls for a feasibility study, in order to evaluate the proposed integrated solution, to estimate the integration costs, to determine the resources required for implementation, as well as to review other aspects of the proposed new service. The proposed solution envisions GIG managing certain in-run (i.e. "play-by-play") wagering markets that would be offered along with other more traditional sports wagering markets that are already currently managed by SkyBet across all SkyBet's delivery platforms, including interactive television ("iTV"), Internet and telephone/mobile. The feasibility study does not obligate either party to implement the proposed integrated solution.

         The Company had previously announced agreements between GIG and SkyBet to conduct a one-year trial of the iTV version of the SportXction(R) System, with either party having the right to terminate that agreement six months after launch. The product, branded "Winplay", was launched on February 23, 2005. The stand-alone Winplay product was discontinued in November 2005 and the trial agreement terminated on January 1, 2006. If the feasibility study leads to a positive conclusion, the Company expects to enter into a new agreement to facilitate the envisioned integrated implementation and operation.

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


         PARTNER                            WEBSITES
         Interactive Sports Limited,        miapuesta.com,
         (subsidiary of Sportingbet plc)    bg.sportingbet.com, hr.sportingbet.com,
                                            sl.sportingbet.com, deltasportbet

         Littlewoods BetDirect              betdirect.net
         Victor Chandler UK Ltd             victorchandler.co.uk, vcbet.co.uk
         Victor Chandler International      victorchandler.com, vcbet.com
         Ukbetting plc                      ukbetting.com, totalbet.com
         ToteCredit Limited                 totesport.com


         Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 83% of revenues in each of the three months ended December 31, 2005 and 2004, respectively. The Company has been operating under an interim agreement with Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc since August 2003. The Company is currently in discussions with Sportingbet regarding providing an integrated betting solution to be offered on Sportingbet's next generation back end software. The interim agreement may be terminated and there can be no assurance that the current discussions will lead to a new agreement.

         INTEGRATED OFFERING

         The current system configuration is a stand-alone product. The Company has a technological solution in which its enhanced product is fully integrated into our partner's existing betting system. This solution will provide the user with a significantly improved and expanded offering of betting propositions to keep him engaged in the sporting event. The Company's play-by-play betting propositions are placed seamlessly within our business partners' betting offerings, thus maintaining a consistent "look and feel". The customer can then place wagers from its existing account in the same manner as all other bets made with that partner. Because of the integrated nature of this new offering, the Company expects to benefit from the partner's advertising, marketing and promotion campaigns, while the partner need not commit special resources to marketing the Company's product alone. The Company is in discussions with existing and new partners regarding implementing this new system methodology.

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

         NEW PRODUCTS

         The Company is also designing, developing and marketing several new products. These include a fixed-odds/pari-mutuel hybrid racing product, a fantasy version of the Company's play-by-play prediction product and a poker product for betting on poker players continually during live play. The Company is in discussions with potential partners regarding these initiatives.

SAFE HARBOR STATEMENT

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available resources will be adequate to fund its requirements for the next 12 months and whether the Company will be able to meet its cash requirements; whether the Company will need to raise additional financing, and if so the terms on which it can be raised and the dilutive impact on existing shareholders; whether the outstanding Debentures will be repaid in cash or stock, the number of shares of stock that will be required to repay principal and interest on such Debentures and dividends on the Series C Preferred Stock and dilutive impact to existing shareholders; whether the Company's revenue will increase in future quarters; whether the existing interim agreement with Sportingbet will be cancelled, and whether the Company will enter into a new agreement with Sportingbet; whether the feasibility study with Skybet leads to a positive conclusion and whether the Company will enter into a new agreement with SkyBet; whether the Company will be able to enter into agreements regarding an integrated offering with new or existing partners, and if so whether it can be launched in a timely manner or at all, and whether the integrated offering will result in increased revenues; how long the Company will continue to incur significant losses and negative cash flow; whether the Company or its Internet, interactive television, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue; and whether the Company will launch a mobile phone product with Littlewoods Betdirect during 2006. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2005. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On October 4, 2005, the Company issued 3,341 shares of Common Stock to the holders of its outstanding privately placed Debentures to satisfy the interest due thereunder. On October 4 and October 25, 2005, the Company issued 2,201 and 200 shares of Common Stock, respectively, to the holder of its then outstanding privately placed Series B Preferred Stock to satisfy the dividend due thereunder. On October 4, 2005, the Company issued 17,534 shares of Common Stock to the holders of its outstanding privately placed Series C Preferred Stock to satisfy the dividend due thereunder. Each of these issuances were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for transactions by an issuer not involving any public offering.

         On October 4, November 3 and December 1, 2005, the Company issued 28,838, 25,821 and 23,865 shares of Common Stock, respectively, to the holders of its outstanding privately placed Debentures to satisfy the principal payments due thereunder. On October 27, 2005, the Company issued 53,420 shares of Common Stock upon conversion of the Series B Preferred Stock by the holder thereof. Each of these issuances were made in reliance on the exemption provided by
Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security holders exclusively.

Item 6.  Exhibits

  NUMBER        DESCRIPTION
  ------        -----------
  31.01         Certification of Bernard Albanese, Chief Executive Officer of
                Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.02         Certification of James McDade, Chief Financial Officer of
                Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.01         Certification of Bernard Albanese, Chief Executive Officer of
                Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
                Section 1350, Chapter 63 of Title 18, United States Code).
  32.02         Certification of James McDade, Chief Financial Officer of
                Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Interactive Systems Worldwide Inc.


Dated: February 14, 2006                    By: /s/ Bernard Albanese
                                                ------------------------------
                                                Bernard Albanese
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Dated: February 14, 2006                    By: /s/ James McDade
                                                ----------------
                                                James McDade, Chief Financial
                                                Officer
                                                (Principal Financial Officer)