Form 10QSB
period 2006-03-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2006-05-12
CIK 1025995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _____________to ___________
      Commission file number 0-21831

                       Interactive Systems Worldwide Inc.
        (Exact name of Small Business Issuer as specified in its charter)

             Delaware                                     22-3375134
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

                    2 Andrews Drive, West Paterson, NJ 07424
                    (Address of principal executive offices)

                                 (973) 256-8181
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days.          Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                                  Yes |_| No |X|

There were 11,912,654 shares of Common Stock outstanding at May 11, 2006.

Transitional Small Business Disclosure Format (Check one):       Yes |_| No |X|

Interactive Systems Worldwide Inc.
March 31, 2006
FORM 10-QSB

Index
                                                                           Page
                                                                           ----
Part I:    Financial Information

Item 1.    Financial Statements,

  Consolidated Balance Sheets at March 31, 2006 (Unaudited)
  and September 30, 2005                                                    2

  Consolidated Statements of Operations for the Three and Six
  Months Ended March 31, 2006 and 2005 (Unaudited)                          3

  Consolidated Statement of Stockholders' Equity for the
  Six Months Ended March 31, 2006 (Unaudited)                               4

  Consolidated Statements of Cash Flows for the Six Months
  Ended March 31, 2006 and 2005 (Unaudited)                                 5

Notes to Consolidated Financial Statements (Unaudited)                   6-14

Item 2.    Management's Discussion and Analysis or
           Plan of Operations                                           15-23

Item 3.    Controls and Procedures                                         24

Part II:   Other Information                                               24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     24

Item 4.    Submission of Matters to a Vote of Security Holders             25

Item 6.    Exhibits                                                        26

Signatures                                                                 26

Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                           Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)

                                                                               March 31,     September 30,
                                                                                2006             2005
                                                                              (Unaudited)        Note 1
                                                                              -----------    -------------
Current assets:
   Cash and cash equivalents                                                    $  2,725        $  5,655
   Accounts receivable                                                                15              41
   Investments in marketable securities                                            1,489             980
   Other receivables                                                                  35              14
   Prepaid expenses and other current assets                                         100             139
                                                                                --------        --------
     Total current assets                                                          4,364           6,829
   Property and equipment, net                                                        31              91
   Capitalized software, net of accumulated
            amortization of $904 and $791, respectively                               43             154
   Other assets                                                                      308             339
                                                                                --------        --------
               Total assets                                                     $  4,746        $  7,413
                                                                                ========        ========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $    207        $    201
   Accrued expenses                                                                  679           1,126
                                                                                --------        --------
     Total current liabilities                                                       886           1,327
                                                                                --------        --------
Long-term debt:
   Debentures, net of unamortized discount of $9 and $94, respectively                24             239
                                                                                --------        --------
               Total liabilities                                                     910           1,566
                                                                                --------        --------


Stockholders' Equity:
   Preferred stock, par value $.001 per share;
     2,000,000 shares authorized,
     60,000 Series A outstanding,
     164 Series B outstanding at September 30, 2005,
     4,000 Series C outstanding with a liquidation preference of $4,000               --              --
   Common stock par value $.001 per share;
     20,000,000 shares authorized;
     12,096,668 and 11,792,702 issued, respectively                                   12              12
   Additional paid-in capital                                                     27,799          27,200
   Treasury stock, at cost, 242,000 shares                                          (441)           (441)
   Accumulated other comprehensive loss                                              (57)            (50)
   Accumulated deficit                                                           (23,477)        (20,874)
                                                                                --------        --------
           Total stockholders' equity                                              3,836           5,847
                                                                                --------        --------

Total liabilities and stockholders' equity                                      $  4,746        $  7,413
                                                                                ========        ========

See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)

                                                                       Three Months Ended                  Six Months Ended
                                                                            March 31,                          March 31,
                                                                     2006            2005               2006             2005
                                                                     ----            ----               ----             ----
Revenues                                                         $         34     $         46     $         64     $         69
                                                                 ------------     ------------     ------------     ------------
Costs and expenses:
   Cost of revenues, research
     and development expense                                              360              498              797            1,029

   General and
     administrative expense                                               914              849            1,695            1,640
                                                                 ------------     ------------     ------------     ------------
                                                                        1,274            1,347            2,492            2,669
                                                                 ------------     ------------     ------------     ------------

        Operating loss                                                 (1,240)          (1,301)          (2,428)          (2,600)

Interest expense, net                                                      11              524               60              737
Other income                                                               (1)              --               (2)              --
                                                                 ------------     ------------     ------------     ------------
        Net loss                                                       (1,250)          (1,825)          (2,486)          (3,337)
Preferred stock dividend                                                  (71)             (29)            (138)            (581)
                                                                 ------------     ------------     ------------     ------------


        Net loss applicable to common shareholders               $     (1,321)    $     (1,854)    $     (2,624)    $     (3,918)
                                                                 ============     ============     ============     ============

Net loss per share applicable to common
   shareholders - basic and diluted                              $      (0.11)    $      (0.18)    $      (0.22)    $      (0.40)
                                                                 ============     ============     ============     ============

Weighted average basic and diluted
  common shares outstanding                                        11,803,144       10,168,475       11,730,017        9,906,934
                                                                 ============     ============     ============     ============


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended March 31, 2006
                                   (Unaudited)

                 (Amounts in thousands except number of shares)


                                                                                                 Accumulated
                                   Preferred stock        Common stock    Additional                Other
                                  -------------------   -----------------   Paid-In  Treasury   Comprehensive   Accumulated
                                   Shares    Amount     Shares     Amount   Capital    Stock         Loss         Deficit    Total
                                   ------    ------     ------     ------ ---------- --------   -------------   -----------  -----
Balance at
  September 30, 2005                64,164   $ --     11,792,702    $ 12  $ 27,200   $  (441)     $  (50)       $ (20,874)  $ 5,847

Dividends on Series B and
   Series C Preferred Stock             --     --         49,503      --       117        --          --             (117)       --

Issuance of common stock
   in payment of Debenture
   principal and interest               --     --        141,514      --       352        --          --               --       352

Issuance of common stock
  through conversion of
  Series B Preferred Stock            (164)    --         53,420      --        --        --          --               --        --

Issuance of common stock through
  exercise of stock options             --     --         47,673      --        38        --          --               --        38

Net share settlement on cashless
  exercise of stock options             --     --         11,856      --        --        --          --               --        --

Compensation cost associated
   with stock options                   --     --             --      --        92        --          --               --        92

Net loss                                --     --             --      --        --        --          --           (2,486)   (2,486)

Foreign currency
   translation loss                     --     --             --      --        --        --          (7)              --        (7)
                                                                                                                            -------

Comprehensive loss                                                                                                           (2,493)
                                    ------   ----    -----------    ----  --------   -------      ------        ---------   -------
Balance at
   March 31, 2006                   64,000   $ --     12,096,668    $ 12  $ 27,799   $ (441)   $      (57)     $  (23,477) $  3,836
                                    ------   ----    -----------    ----  --------   -------   -----------     ----------  --------


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                              Six Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                               2006      2005
                                                                               ----      ----
Cash flows from operating activities:
  Net loss                                                                   $(2,486)  $(3,337)
Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                                176       208
    Non-cash interest expense                                                    130       593
    Non-cash option charge                                                        92        --
    Non-cash amortization of debt issuance costs                                  34       176
    Non-cash other income                                                         (2)       --
Changes in assets and liabilities:
  Accounts receivable                                                             26       (18)
  Other receivables                                                              (21)        8
  Prepaid expenses and other current assets                                       39       (38)
  Other assets                                                                    (3)       --
  Accounts payable                                                                 6       (34)
  Accrued expenses                                                              (440)      106
                                                                             -------   -------
         Net cash used in operating activities                                (2,449)   (2,336)
                                                                             -------   -------

Cash flows from investing activities:
  Purchase of investments                                                     (1,289)     (666)
  Proceeds from sales of investments                                             780       285
  Purchase of property and equipment                                              (1)      (11)
                                                                             -------   -------
            Net cash used by investing activities                               (510)     (392)
                                                                             -------   -------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock and warrants                          --     3,000
  Proceeds from issuance of common stock and warrants                             38     1,411
  Payment of dividends associated with Series B Preferred Stock                            (24)
  Costs associated with private placement                                         --      (374)
                                                                             -------   -------
         Net cash provided by financing activities                                38     4,013
                                                                             -------   -------

Net (decrease) increase in cash and cash equivalents                          (2,921)    1,285
Effect of exchange rate on cash                                                   (9)      (18)
Cash and cash equivalents, beginning of period                                 5,655     2,832
                                                                             -------   -------
Cash and cash equivalents, end of period                                     $ 2,725   $ 4,099
                                                                             =======   =======

Non-cash investing and financing activity:
   Issuance of warrants to investors and private placement agent             $    --   $   847
   Beneficial conversion feature of Series B Preferred Stock                 $    --   $   552
   Issuance of common stock in relation to principal payments on Debentures  $   300   $   467
   Issuance of common stock in relation to dividend payments
            on Series B and Series C Preferred Stock                         $   125   $    --


See accompanying notes to consolidated financial statements

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:

         The information at March 31, 2006 and for the three and six months ended March 31, 2006 and 2005, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited ("GIG") (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Net loss applicable to common stock and net loss per share applicable to common stock (basic and diluted) for the six months ended March 31, 2005 were increased by $327,000 and $0.03 from amounts originally reported in the Company's Form 10QSB to retroactively reflect a change (recorded in the fourth quarter of fiscal 2005) in the value of the beneficial conversion feature associated with the Series B Preferred Stock. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the SEC.

         The Company's revenue during the three and six months ended March 31, 2006 and 2005 consisted of license fees and service charges from agreements with companies located in the United Kingdom and Gibraltar. Revenue consists primarily of service charges calculated based on a percentage share of the net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

Note 2 - Private Placements:

         On November 24, 2003, the Company entered into a financing agreement relating to a $3.9 million private placement with institutional investors consisting of $2.6 million of 7.5% Convertible Debentures ("Debentures") and $1.3 million for 390,390 shares of the Company's Common Stock ($3.33 per share). The investors also received warrants ("Investor Warrants") that expire in November 2008 to purchase 281,250 shares of Common Stock at $4.58 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $3,435,000. In addition, a finder in

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Private Placements (continued):

         connection with the private placement received warrants to purchase an aggregate of 95,808 shares of Common Stock at $5.06 per share, which were valued at $274,000 using the Black-Scholes option pricing model on the date of issuance. The proceeds as well as the costs and expenses of the transaction were allocated to debt and equity based on their relative fair values. The expense amount allocated to equity was recorded as a reduction of additional paid in capital and the amount allocated to debt is being amortized over the life of the Debentures.

         On November 12, 2004, the Company entered into a financing agreement relating to a $3.0 million private placement with institutional investors consisting of 3,000 shares of the Company's newly issued Series B Convertible Preferred Stock ("Series B"). Series B has a stated value of $1,000 per share, is non-voting and is initially convertible into the Company's Common Stock at $3.07 per share, subject to adjustment. The investors also received warrants that expire in November 2009 to purchase 513,172 shares of Common Stock at $3.36 per share, subject to adjustment which were valued at $681,000 using the Black-Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $2.6 million.

         The Series B was initially convertible into an aggregate of 977,470 shares of Common Stock. In connection with the issuance of the Series B, the Company recorded a dividend to Series B shareholders of $552,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series B are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. During the three months ended December 31, 2005, holders of the Series B converted their remaining 164 shares of Series B into shares of Common Stock and there are currently no remaining Series B outstanding. A placement agent in this transaction received a cash fee of $180,000 and warrants to purchase 102,740 shares of the Company's Common Stock expiring in May 2010 which are exercisable at $3.50 per share. The warrants were valued at $166,000 using the Black-Scholes option pricing model.

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Private Placements (continued):
----------------------------------------

         On August 3, 2005, the Company entered into a financing agreement relating to a $4.0 million private placement with institutional investors consisting of 4,000 shares of the Company's newly issued Series C Convertible Preferred Stock ("Series C"). Series C has a stated value of $1,000 per share, is non-voting and is initially convertible into the Company's Common Stock at $3.75 per share, subject to adjustment. The investors also received warrants that expire in August 2010 to purchase 557,103 shares of Common Stock at $3.95 per share, subject to adjustment which were valued at $929,000 using the Black-Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $3.7 million.

         The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. As of March 31, 2006, unpaid cumulative dividends on the Series C amounted to $71,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company's Common Stock expiring in August 2010 which are exercisable at $4.38 per share. The warrants were valued at $132,000 using the Black-Scholes option pricing model.

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

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Private Placements (continued):
----------------------------------------

         Registration rights agreements were entered into in connection with the private placements which required the Company to file registration statements for the resale of the common shares issuable upon conversion of the Debentures and the Series B and Series C and upon the exercise of the warrants and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to the investors of 2.0% per month with respect to the November 2003 private placement and 1.5% per month with respect to the November 2004 and August 2005 private placements of the amounts invested by the investors until the failure is cured. As of March 31, 2006, registration statements were filed and declared effective within the specified grace periods with respect to the three private placements.

         The Company accounts for the registration rights agreements as a separate free-standing instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other income. As of March 31, 2006, the liability amounted to $28,000 and is included in accrued expenses.

Note 3 - Debt:
--------------

         The 7.5% Debentures are convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) which began in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. During the year ended September 30, 2005, investors converted certain outstanding Debentures into shares of the Company's Common Stock. Subsequent to these conversions, the monthly principal repayments were reduced to $62,500. During the six months ended March 31, 2006, 141,514 shares of Common Stock were issued in satisfaction of principal and interest payments on the Debentures. Such shares were accounted for based on their quoted market price at the date of issuance. As the

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Debt (continued):
--------------------------

         Company intends to pay the remaining principal payments amounting to $33,000 by issuing common shares, such amount has not been classified as a current liability in the accompanying balance sheet at March 31, 2006. As the Company intended to pay the required principal payments during the year ending September 30, 2006 amounting to $333,000 by issuing common shares, such amount has not been classified as a current liability in the accompanying balance sheet at September 30, 2005. The Company also under certain conditions has the right to force conversion of all or a portion of the Debentures into Common Stock. The conversion price of the Debentures is subject to adjustment under certain circumstances. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash.

Note 4 - Preferred Stock:
-------------------------

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

Note 5 - Accounting Change:
---------------------------

         At March 31, 2006, the Company has three stock-based employee compensation plans, which are described more fully in Note 6. Prior to October 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Note 5 - Accounting Change (continued):
---------------------------------------

         payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R) and (c) compensation costs for share-based awards modified, repurchased or cancelled after such date. Results for prior periods have not been restated. Stock-based employee compensation costs charged to operations during the three and six months ended March 31, 2006 amounted to $42,000 and $86,000, respectively.

         As a result of adopting Statement 123(R) on October 1, 2005, the Company's net loss for the six months ended March 31, 2006 is $95,000 lower than if it had continued to account for share-based compensation under Opinion 25. This results from a change in the method of measurement of compensation cost under Statement 123(R) arising from a modification which extended the life of options held by an officer (see
         Note 6).

         Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the three and six months ended March 31, 2005 would have been increased to the pro forma amounts indicated below (amounts in thousands):


                                                                Three months ended      Six months ended
                                                                  March 31, 2005         March 31, 2005
                                                                -------------------     --------------

         Net loss , as reported                                     $(1,825)                $(3,337)

         Deduct: Total stock-based employee compensation
         expense determined under fair value based method               (18)                    (40)
                                                                    -------                 -------

         Pro forma net loss                                         $(1,843)                $(3,377)
                                                                    =======                 =======

         Net loss per share applicable to
           common shareholders - basic
           and diluted, as reported                                 $ (0.18)                $ (0.40)
                                                                    =======                 =======

         Net loss per share applicable to
          common shareholders - basic
          and diluted, pro forma                                    $ (0.18)                $ (0.40)
                                                                    =======                 =======

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Accounting Change (continued):
---------------------------------------

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 2006 and 2005, respectively: expected dividend yield 0.0% (in both periods), risk free interest rate of 4.43% and 3.93%, expected volatility of 68% and 67% and an expected life of 5 years (see Note 6 relating to modification) and 7 years. The weighted average fair value of options granted in Fiscal 2006 and 2005 was $1.71 and $2.08, respectively. Expected volatilities are based on historical volatility of the Company's stock price. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

         The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that performance is complete. During the three and six months ended March 31, 2006, the Company recognized compensation expense of $3,000 and $6,000, respectively, which was charged to general and administrative expense in relation to certain options which were granted to a consultant.

Note 6 -Stock Options:
----------------------

         In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"). On May 24, 2005, the term of the 1995 Plan expired and thus, no additional options may be granted under this plan. In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, is substantially similar to the 1995 Plan, except that there are 1,500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee. In January 2006 the Board of Directors adopted and in March 2006 the stockholders approved the 2006 Stock Option Plan (the "2006 Plan"). The 2006 Plan, is substantially similar to the 1995 and 1996 Plans, except that there are 500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder, plus any shares subject to the 1,172,669 options under the Company's 1995 Stock Option Plan and 1996 Stock Option Plan which were outstanding at March 30, 2006 that expire or terminate.

         ISOs may be granted to individuals, who, at the time of grant, are employees of the Company. NQSOs may be granted to officers, directors, agents, employees and consultants of the Company, whether or not the individual is an employee of the

                       Interactive Systems Worldwide Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Stock Options (continued):
-----------------------------------

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

         Activity related to the 1995, 1996 and 2006 Plans for the six months ended March 31, 2006 is as follows:


                                                           Weighted
                                               Weighted    Average
                                               Average     Remaining   Aggregate
                                               Exercise   Contractual  Intrinsic
                    Options            Shares    Price       Term       Value
                    -------            ------    -------     -----      -----

Outstanding at October 1, 2005      1,166,480     $1.45
Granted                               228,691      1.64
Exercised                             (65,811)     0.77
Forfeited or expired                 (156,691)     1.67
                                    ---------
Outstanding at March 31, 2006       1,172,669      1.50         4.4    $482,000
                                    =========      ====         ===    ========
Vested or expected to vest          1,172,669      1.50         4.4    $482,000
                                    =========      ====         ===    ========
Exercisable at March 31, 2006         918,669      1.18         3.1    $476,000
                                      =======      ====         ===    ========

         As of March 31, 2006, there was $345,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3 years. During the quarter ended December 31, 2005, the Company effectively extended the contractual life of 90,691 fully vested share options held by an officer by canceling existing options and replacing them with new options at the same exercise price. As a result of that modification, the Company recognized additional compensation expense of $2,000 and $6,000, respectively, for the three and six months ended March 31, 2006, measured as the excess of the fair value of the new options over the fair value of the cancelled options as of the cancellation date.

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

         The Company's computation of dilutive net loss per share for the three and six months ended March 31, 2006 and 2005 does not assume any exercise of options or warrants to purchase 2,788,493 and 2,205,024 common shares, respectively, or the conversion of debentures or preferred stock to acquire 1,073,945 and 937,743 common shares, respectively, as their effect is antidilutive.

Note 8 - Concentration of revenues:
-----------------------------------

         Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 83% and 82% of revenues in the three and six months ended March 31, 2006, respectively, and 82% and 84% of revenues in the three and six months ended March 31 2005, respectively. On April 20, 2006, the Company entered into a new agreement to provide an enhanced product, which will be integrated and offered alongside Sportingbet's existing sports betting offering and will be deployed across its websites throughout Europe. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company's operating results.

Note 9 - Resolution of contingency:
-----------------------------------

         In October 2002, GIG was issued a Certificate of Registration for value added tax ("VAT") by HM Customs and Excise ("Customs"), with an effective date of May 2001, which required it to charge VAT on its sales and allowed it to recover VAT on its eligible business costs. In November 2002, GIG filed a tax return for a refund of $1,073,000 due to the overpayment of VAT taxes which it received in January 2003. In November 2005, Customs issued a "protective" VAT assessment against GIG for the VAT refunded to GIG plus interest. In January 2006, GIG filed an appeal with the VAT Tribunal. In March 2006, Customs withdrew its assessment against GIG and agreed to pay certain costs incurred in GIG's appeal.

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

         During the three and six months ended March 31, 2006 ("Fiscal 2006") and 2005 ("Fiscal 2005"), the Company's revenue primarily consisted of service charges from providing interactive gaming services using the SportXction(R) System to business partners such as licensed bookmakers and others located in the United Kingdom and Gibraltar.

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

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During Fiscal 2006 and 2005, the Company did not capitalize any software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $113,000 and $158,000 during the six months ended March 31, 2006 and 2005, respectively.

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

            On October 1, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the adoption date. During the six months ended March 31, 2006, the Company recognized compensation expense of $86,000 which was charged to general and administrative expense as a result of implementing SFAS 123(R).

         See Note 2 to the Company's Form 10-KSB for the year ended September 30, 2005 for a full discussion of the Company's critical accounting policies and estimates.

FINANCIAL RESULTS
-----------------

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         Revenue for the three months ended March 31, 2006 was $34,000, as compared to $46,000 during the same period in the prior year. The decrease was primarily because Fiscal 2005 included wagering activity from the Greek and Turkish affiliate of Sportingbet, which was temporarily discontinued late in Fiscal 2005. On April 20, 2006, the Company entered into a new agreement with Sportingbet to provide an enhanced product (see "System Deployment" below). The Company believes this improved offering, which it expects to deploy during the quarter ending June 30, 2006, will result in a significant increase to revenues following launch. During the quarter ended March 31, 2006, the Company also entered into an agreement with Ladbrokes eGaming Ltd. (see "System Deployment" below). The Company is optimistic that revenue growth will accelerate following the launch of services under this agreement.

         Cost of revenue, research and development expense for the three months ended March 31, 2006 was $360,000, as compared to $498,000 during the same period in the prior year. The decrease in Fiscal 2006 was primarily due to lower amortization expenses associated with a capitalized product enhancement that had become fully amortized as well as lower technical consulting costs.

         General and administrative expenses during the three months ended March 31, 2006 were $914,000, as compared to $849,000 during the same period in the prior year. The increase was primarily due to higher professional fees and increased compensation expense of employee stock options due to the adoption of Statement of Financial Accounting Standards No. 123(R) partially offset by lower payroll and travel expenses.

         Interest expense during the three months ended March 31, 2006 was $11,000, as compared to $524,000 during the same period in the prior year. This non-cash expense has declined due to a decrease in the Company's outstanding Debentures, which have been satisfied primarily through the issuance of shares of Common Stock.

         Other income in Fiscal 2006 represents the change in value of the Company's liability associated with the registration rights agreements entered in connection with its private placements.

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the three months ended March 31, 2006 was $1,321,000 and $0.11, respectively, as compared to $1,854,000 and $0.18, respectively, during the same period in Fiscal 2005. The decrease in the loss in Fiscal 2006 is primarily the result of lower interest expense (as described above).

SIX MONTHS ENDED MARCH 31, 2006 AND 2005

         Revenue for the six months ended March 31, 2006 was $64,000, as compared to $69,000 during the same period in the prior year. The decrease was primarily because Fiscal 2005 included wagering activity from the Greek and Turkish affiliate of Sportingbet, which was temporarily discontinued late in Fiscal 2005, partially offset by a full quarter of activity in Fiscal 2006 from the Spanish affiliate of Sportingbet, which was launched in November 2004.

         Cost of revenue, research and development expense for the six months ended March 31, 2006 was $797,000, as compared to $1,029,000 during the same period in the prior year. The decrease in Fiscal 2006 was primarily due to lower technical consulting costs and lower amortization expense as a capitalized product enhancement has become fully depreciated.

         General and administrative expenses during the six months ended March 31, 2006 were $1,695,000, as compared to $1,640,000 during the same period in the prior year. The increase was primarily due to higher professional fees and increased compensation expense of employee stock options due to the adoption of Statement of Financial Accounting Standards No. 123(R) partially offset by lower payroll and payroll related expenses.

         Interest expense during the six months ended March 31, 2006 was $60,000, as compared to $737,000 during the same period in the prior year. This non-cash expense has declined due to a decrease in the Company's outstanding Debentures, which have been satisfied primarily through the issuance of shares of Common Stock.

         Other income in Fiscal 2006 represents the change in value of the Company's liability associated with the registration rights agreements entered in connection with its private placements.

         In connection with the issuance of the Series B Preferred Stock in November 2004, the Company recorded a dividend to Series B shareholders, which was increased in the fourth quarter of Fiscal 2005 to $552,000, representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. This preferred stock dividend did not require the payment of cash or the issuance of additional shares of Common Stock. Preferred stock dividend in Fiscal 2006 represents dividends on the Series C Preferred Stock due on January 1 and April 1, 2006 which were satisfied through the issuance of shares of Common Stock.

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the six months ended March 31, 2006 was $2,624,000 and $0.22, respectively, as compared to $3,918,000 and $0.40, respectively, during the same period in Fiscal 2005. The decrease in the loss in Fiscal 2006 is primarily the result of lower interest expense and preferred stock dividend (as described above).

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2006, the Company had liquid resources totaling $4,214,000. These include cash and cash equivalents in the amount of $2,725,000 and investments in the amount of $1,489,000. Investments are limited to investment grade marketable securities with maturities of less than 12 months.

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

         In November 2003, the Company issued $2.6 million of 7.5% Convertible Debentures (the "Debentures"). The Debentures are repayable in 24 equal monthly installments of $108,333 which began in May 2004 with interest payable quarterly. The Company has the right to repay the interest and the principal in cash or, under certain circumstances, shares of its Common Stock. The Company also has the right, under certain circumstances, to force conversion of all or a portion of the Debentures into Common Stock. The Debentures contain certain provisions and restrictions, which if violated, could result in the full principal amount together with interest and other amounts becoming immediately due and payable in cash. To date, the Company has made all interest payments with respect of the Debentures in shares of the Company's Common Stock. The Company made its principal repayment in May 2004 in cash, elected to defer its monthly repayment in June 2004 as permitted under the Debentures and made the remainder of its principal repayments to date in shares of the Company's Common Stock. During the year ended September 30, 2005, investors converted certain Debentures into shares of the Company's Common Stock. In May 2006, the Company made its final principal repayment and there are currently no Debentures outstanding.

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

         The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. As of March 31, 2006, unpaid cumulative dividends on the Series C amounted to $60,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company's Common Stock expiring in August 2010 which are exercisable at $4.38 per share.

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

OFF BALANCE SHEET ARRANGEMENTS

         None

SYSTEM DEPLOYMENT STATUS
------------------------

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



         The current system configuration is a stand-alone product. The Company is in the final stage of development and testing of an enhanced product that is fully integrated into our partner's existing betting system. It is anticipated that this enhanced product will provide users with a significantly improved and expanded offering of betting propositions to keep them engaged in the sporting event. The Company's play-by-play betting propositions are placed seamlessly within our business partners' betting offerings, thus maintaining a consistent "look and feel". The user can then place wagers from its existing account in the same manner as all other bets made with that partner. Because of the integrated nature of this new offering, the Company expects to benefit from the partner's advertising, marketing and promotion campaigns, while the partner need not commit special resources to marketing the Company's product alone. The Company has signed agreements with Interactive Sports Limited and Ladbrokes eGaming Ltd. (described below) to implement this new system methodology and is in discussions with other existing and new partners regarding this approach.

         Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 82% and 84% of total revenues in the six months ended March 31, 2006 and 2005, respectively. On April 20, 2006, the Company announced that GIG had entered into a new agreement with Interactive Sports Limited to provide software and services to allow Sportingbet to offer timely, play-by-play betting throughout the course of a sporting event. Sportingbet is the world's largest online gaming group. Sportingbet has over 3.9 million registered customers in 200 countries. The play-by-play betting markets, which will be integrated and offered alongside Sportingbet's existing offering will be made available on its websites across Europe. The SportXction(R) System is currently in operation on five Sportingbet websites. The Company expects that the enhanced product will be made available on over twenty Sportingbet websites across Europe. Under this agreement, which has an eighteen month term from launch, GIG will manage the fast resolving in-run "play-by-play" wagering markets, including their creation, the setting of initial odds and subsequent odds changes, their closing and their eventual settlement. Interactive Sports Limited will accept the wagers and manage the bookmaking risk. The Company expects that this new service will be launched prior to the World Cup, scheduled for early June 2006.

         On February 24, 2006, the Company announced that GIG had signed an agreement with Ladbrokes eGaming Ltd. to provide software and services to allow Ladbrokes to offer timely, play-by-play betting throughout the course of a sporting event. Ladbrokes eGaming is a part of Ladbrokes plc. Ladbrokes plc is the world's leading retail bookmaker and Ladbrokes.com has over 2 million registered customers from over 200 countries. Under this agreement, which has an initial term of eighteen months from launch, GIG will provide an integrated solution to be offered in multiple languages and currencies on the Internet.

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

         On November 1, 2005, the Company announced that it is has extended its agreement with Littlewoods Betdirect. Under the agreement addendum, the SportXction(R) System will be offered over mobile phones and personal digital assistant devices using WAP and Java technologies. The launch of services under this agreement has been delayed as a result of the decision by Littlewoods Betdirect to re-evaluate its mobile deployment efforts. Currently, there is no scheduled launch date.

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

         RESOLUTION OF CONTINGENCY

         In October 2002, GIG was issued a Certificate of Registration for value added tax ("VAT") by HM Customs and Excise ("Customs"), with an effective date of May 2001, which required it to charge VAT on its sales and allowed it to recover VAT on its eligible business costs. In November 2002, GIG filed a tax return for a refund of $1,073,000 due to the overpayment of VAT taxes which it received in January 2003. In November 2005, Customs issued a "protective" VAT assessment against GIG for the VAT refunded to GIG plus interest. In January 2006, GIG filed an appeal with the VAT Tribunal. In March 2006, Customs withdrew its assessment against GIG and agreed to pay certain costs incurred in GIG's appeal.

SAFE HARBOR STATEMENT

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available resources will be adequate to fund its requirements for the next 12 months and whether the Company will be able to meet its cash requirements; whether the Company will need to raise additional financing, and if so the terms on which it can be raised and the dilutive impact on existing shareholders; whether the outstanding Debentures will be repaid in cash or stock, the number of shares of stock that will be required to repay principal and interest on such Debentures and dividends on the Series C Preferred Stock and dilutive impact to existing shareholders; whether the Company's revenue will increase in future quarters; whether the Company will deploy its enhanced product during the quarter ending June 30, 2006 or at all; whether the feasibility study with Skybet leads to a positive conclusion and whether the Company will enter into a new agreement with SkyBet; whether the Company will be able to enter into agreements regarding an integrated offering with new or existing partners, and if so whether it can be launched in a timely manner or at all, and whether the integrated offering will result in increased revenues; how long the Company will continue to incur significant losses and negative cash flow; whether the Company or its Internet, interactive television, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue; and whether the Company will launch a mobile phone product with Littlewoods Betdirect during 2006. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2005. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On January 5, 2006, the Company issued 1,925 shares of Common Stock to the holders of its outstanding privately placed Debentures to satisfy the interest due thereunder. On January 5, 2006, the Company issued 29,568 shares of Common Stock to the holders of its outstanding privately placed Series C Preferred Stock to satisfy the dividend due thereunder. Each of these issuances were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for transactions by an issuer not involving any public offering.

         On January 5, February 3 and March 6, 2006, the Company issued 30,801, 17,990 and 8,933 shares of Common Stock, respectively, to the holders of its outstanding privately placed Debentures to satisfy the principal payments due thereunder. Each of these issuances were made in reliance on the exemption provided by Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security holders exclusively.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on March 30, 2006. The following matters were voted upon at the meeting and received the number of votes indicated:

         1. To elect a board of five directors to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

                        For                    Withheld
                        ----------            ---------
Bernard Albanese         8,233,641            3,238,205
-------------------     ----------            ---------
Vincent Caldwell        11,269,042              202,804
-------------------     ----------            ---------
Bruce Feldman           11,256,878              214,968
-------------------     ----------            ---------
Harold Rapaport          8,183,447            3,288,399
-------------------     ----------            ---------
Philip Rule             11,266,642              205,204
-------------------     ----------            ---------

         2. To approve the possible issuance of shares of the Company's Common Stock in connection with the Company's private placement on August 3, 2005 to certain institutional investors of shares of Series C Preferred Stock and Common Stock Purchase Warrants in an amount equal to more than 20% of the Company's total shares outstanding immediately prior to the private placement.


                   For:                       5,916,299
                   Against:                     212,838
                   Abstain:                     436,472
                   Broker non-vote:           4,905,737

         3. To approve the Company's 2006 Stock Option Plan.

                   For:                       5,969,864
                   Against:                     489,180
                   Abstain:                     107,065
                   Broker non-vote:           4,905,737

         4. To ratify the selection of Eisner LLP as the Company's registered independent public accounting firm for the fiscal year ending September 30, 2006.

                   For:                      11,312,419
                   Against:                      28,872
                   Abstain:                     130,555

Item 6.  Exhibits

 NUMBER            DESCRIPTION
 31.01             Certification of Bernard Albanese, Chief Executive Officer
                   of Interactive Systems Worldwide Inc., pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.

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

                                           Interactive Systems Worldwide Inc.


Dated: May 12, 2006                        By:  /s/ Bernard Albanese
                                                -----------------------
                                                Bernard Albanese
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Dated: May 12, 2006                        By: /s/ James McDade
                                               -------------------------
                                               James McDade, Chief Financial
                                               Officer (Principal Financial
                                               Officer)