Form 10QSB
period 2006-06-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2006-08-14
CIK 1025995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from             to
                                             -----------     -----------
              Commission file number 0-21831


                       Interactive Systems Worldwide Inc.
        (Exact name of Small Business Issuer as specified in its charter)


           Delaware                                       22-3375134
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                    2 Andrews Drive, West Paterson, NJ 07424
                    (Address of principal executive offices)

                                 (973) 256-8181
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. Yes  X    No
                                                             ---      ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act) Yes     No  X
                                      ---     ---

There were 12,032,651 shares of Common Stock outstanding at August 7, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes       No  X
                                                                 ---      ---

       Interactive Systems Worldwide Inc.
       June 30, 2006
       FORM 10-QSB

       Index
                                                                                           Page

 Part I:    Financial Information

 Item 1.    Financial Statements,

   Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited)
   and September 30, 2005                                                                  2

   Condensed Consolidated Statements of Operations for the Three and Nine
   Months Ended June 30, 2006 and 2005 (Unaudited)                                         3

   Condensed Consolidated Statement of Stockholders' Equity for the
   Nine Months Ended June 30, 2006 (Unaudited)                                             4

   Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended June 30, 2006 and 2005 (Unaudited)                                                5

 Notes to Condensed Consolidated Financial Statements (Unaudited)                          6-14

 Item 2.    Management's Discussion and Analysis or
   Plan of Operations                                                                      15-23

 Item 3.    Controls and Procedures                                                        24

 Part II:   Other Information                                                              24

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                    24

 Item 6.    Exhibits                                                                       25

 Signatures                                                                                26

       Part I: Financial Information

Item 1. Financial Statements

                       Interactive Systems Worldwide Inc.
                      Condensed Consolidated Balance Sheets

             (Amounts in thousands except share and per share data)

                                                                              June 30,     September 30,
                                                                                2006            2005
                                                                             (Unaudited)       Note 1
                                                                             -----------       ------
Current assets:
   Cash and cash equivalents                                                 $  1,436       $  5,655
   Accounts receivable                                                              9             41
   Investments in marketable securities                                         1,765            980
   Other receivables                                                               32             14
   Prepaid expenses and other current assets                                      179            139
                                                                             --------       --------
     Total current assets                                                       3,421          6,829
   Property and equipment, net                                                     19             91
   Capitalized software, net of accumulated
        amortization of $945 and $791, respectively                                --            154
   Other assets                                                                   304            339
                                                                             --------       --------
               Total assets                                                  $  3,744       $  7,413
                                                                             ========       ========

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $    236       $    201
   Accrued expenses                                                               699          1,126
                                                                             --------       --------
     Total current liabilities                                                    935          1,327
                                                                             --------       --------
Long-term debt:
   Debentures, net of unamortized discount of $94                                --              239
                                                                             --------       --------
                Total liabilities                                                 935          1,566
                                                                             --------       --------

Stockholders' Equity:
    Preferred stock, par value $.001 per share;
     2,000,000 shares authorized,
     60,000 Series A outstanding,
     164 Series B outstanding at September 30, 2005,
     4,000 Series C outstanding with a liquidation preference of $4,000          --             --
   Common stock par value $.001 per share;
     20,000,000 shares authorized;
     12,190,230 and 11,792,702 issued, respectively                                12             12
   Additional paid-in capital                                                  27,984         27,200
   Treasury stock,  at cost, 242,000 shares                                      (441)          (441)
   Accumulated other comprehensiveb loss                                          (50)           (50)
   Accumulated deficit                                                        (24,696)       (20,874)
                                                                             --------       --------
           Total stockholders' equity                                           2,809          5,847
                                                                             --------       --------

           Total liabilities and stockholders' equity                        $  3,744       $  7,413
                                                                             ========       ========

See accompanying notes to condensed consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

             (Amounts in thousands except share and per share data)


                                                               Three Months Ended                        Nine Months Ended
                                                                     June 30,                                 June 30,
                                                            2006                2005               2006                 2005
                                                            ----                ----               ----                 ----

Revenues                                                $         20       $         62       $         84       $        131
                                                        ------------       ------------       ------------       ------------

Costs and expenses:
   Cost of revenues, research
     and development expense                                     388                468              1,185              1,496

   General and
     administrative expense                                      806                797              2,501              2,437
                                                        ------------       ------------       ------------       ------------
                                                               1,194              1,265              3,686              3,933
                                                        ------------       ------------       ------------       ------------

        Operating loss                                        (1,174)            (1,203)            (3,602)            (3,802)

Interest (income) expense, net                                   (25)                66                 35                802
Other income                                                      (1)              --                   (3)              --
                                                        ------------       ------------       ------------       ------------
        Net loss                                              (1,148)            (1,269)            (3,634)            (4,604)
Preferred stock dividend                                         (59)               (36)              (197)              (617)
                                                        ------------       ------------       ------------       ------------

        Net loss applicable to common shareholders      $     (1,207)      $     (1,305)      $     (3,831)      $     (5,221)
                                                        ============       ============       ============       ============

Net loss per share applicable to common
   shareholders - basic and diluted                     $      (0.10)      $      (0.12)      $      (0.33)      $      (0.51)
                                                        ============       ============       ============       ============

Weighted average basic and diluted
  common shares outstanding                               11,904,805         10,671,597         11,786,768         10,161,821
                                                        ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements

                       Interactive Systems Worldwide Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                     For the Nine Months Ended June 30, 2006
                                   (Unaudited)

                 (Amounts in thousands except number of shares)

                                                                                                    Accumu-
                                                                                                    lated
                                                                                                    Other
                                Preferred stock        Common stock       Additional                Compre-      Accumu-
                               ------------------- ----------------------  Paid-In    Treasury      hensive       lated
                                Shares    Amount      Shares     Amount    Capital      Stock        Loss        Deficit    Total
                                ------    ------      ------     ------    -------      -----       ------       -------    -----
Balance at
  September 30, 2005             64,164   $   --    11,792,702   $    12  $ 27,200    $   (441)   $   (50)   $ (20,874)   $  5,847

Dividends on Series B and
   Series C Preferred Stock        --         --        80,517      --         188        --         --           (188)       --

Issuance of common stock
   in payment of Debenture
   principal and interest          --         --       159,417      --         392        --         --           --           392

Issuance of common stock
  through conversion of
  Series B Preferred Stock         (164)      --        53,420      --        --          --         --           --          --

Issuance of common stock
  through exercise of stock
  options                          --         --        56,742      --          44        --         --           --            44

Net share settlement on
  cashless exercise of
  stock options                    --         --        47,432      --        --          --         --           --          --

Compensation cost
   associated with stock
   options and warrants            --         --          --        --         160        --         --           --           160


Net loss                           --         --          --        --        --          --         --         (3,634)     (3,634)

Foreign currency
   translation loss                --         --          --        --        --          --         --           --          --
                                                                                                                          --------
Comprehensive loss                                                                                                          (3,634)
                             ----------   --------  ----------   -------  --------    --------    -------    ---------    --------
Balance at
   June 30, 2006                 64,000   $   --    12,190,230   $    12  $ 27,984    $   (441)   $   (50)   $ (24,696)   $  2,809
                             ----------   --------  ----------   -------  --------    ========    =======    =========    ========


See accompanying notes to condensed consolidated financial statements

                       Interactive Systems Worldwide Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                    Nine Months Ended
                                                                                        June 30,
                                                                                  2006              2005
                                                                                  ----              ----
Cash flows from operating activities:
  Net loss                                                                      $(3,634)         $(4,604)
Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                                   243              313
      Non-cash interest expense                                                     145              668
      Non-cash option and warrant charge                                            160                2
      Non-cash amortization of debt issuance costs                                   38              194
      Non-cash other income                                                          (3)              --
Changes in assets and liabilities:
  Accounts receivable                                                                32              (46)
  Other receivables                                                                 (18)             (12)
  Prepaid expenses and other current assets                                         (40)             (13)
   Other assets
                                                                                     (3)              --
   Accounts payable                                                                  35              (79)
   Accrued expenses                                                                (419)             201
                                                                                -------          -------
         Net cash used in operating activities                                   (3,464)          (3,376)
                                                                                -------          -------

Cash flows from investing activities:
  Purchase of investments                                                        (2,562)            (760)
  Proceeds from sales of investments                                              1,777              285
  Purchase of property and equipment                                                 (5)             (20)
                                                                                -------          -------
            Net cash used by investing activities                                  (790)            (495)
                                                                                -------          -------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock and warrants                             --            3,000
  Proceeds from issuance of common stock and warrants                                44            1,411
  Payment of dividends associated with Series B Preferred Stock                      --              (24)
  Costs associated with private placement                                            --             (374)
                                                                                -------          -------
         Net cash provided by financing activities                                   44            4,013
                                                                                -------          -------
Net (decrease) increase in cash and cash equivalents                             (4,210)             142
Effect of exchange rate on cash                                                      (9)             (27)
Cash and cash equivalents, beginning of period                                    5,655            2,832
                                                                                -------          -------
Cash and cash equivalents, end of period                                        $ 1,436          $ 2,947
                                                                                =======          =======

Non-cash investing and financing activity:
   Issuance of warrants to investors and private placement agent                $    --          $   847
   Beneficial conversion feature of Series B Preferred Stock                    $    --          $   552
   Issuance of common stock in relation to principal payments on Debentures     $   333          $   608
   Issuance of common stock in relation to dividend payments
            on Series B and Series C Preferred Stock                            $   188          $    --

See accompanying notes to condensed consolidated financial statements

                       Interactive Systems Worldwide Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note l - Basis of Presentation:

         The information at June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc. and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited ("GIG") (collectively the "Company"). All significant intercompany balances and transactions have been eliminated. Net loss applicable to common stock and net loss per share applicable to common stock (basic and diluted) for the nine months ended June 30, 2005 were increased by $327,000 and $0.03 from amounts originally reported in the Company's Form 10QSB to retroactively reflect a change in the value of the beneficial conversion feature associated with the Series B Preferred Stock. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the SEC.

         The Company's revenue during the three and nine months ended June 30, 2006 and 2005 consisted of license fees and service charges from agreements with companies located in the United Kingdom and Gibraltar. Revenue consists primarily of service charges calculated based on a percentage share of the net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

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

                       Interactive Systems Worldwide Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


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

         On November 12, 2004, the Company entered into a financing agreement relating to a $3.0 million private placement with institutional investors consisting of 3,000 shares of the Company's newly issued Series B Convertible Preferred Stock ("Series B"). Series B has a stated value of $1,000 per share, is non-voting and is initially convertible into the Company's Common Stock at $3.07 per share, subject to adjustment. The investors also received warrants that expire in November 2009 to purchase 513,172 shares of Common Stock at $3.36 per share, subject to adjustment, which were valued at $681,000 using the Black-Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $2.6 million.

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

                       Interactive Systems Worldwide Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


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

         The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. As of June 30, 2006, unpaid cumulative dividends on the Series C amounted to $60,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company's Common Stock expiring in August 2010 which are exercisable at $4.38 per share. The warrants were valued at $132,000 using the Black-Scholes option pricing model.

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

                       Interactive Systems Worldwide Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 2 - Private Placements (continued):

         Registration rights agreements were entered into in connection with the private placements which required the Company to file registration statements for the resale of the common shares issuable upon conversion of the Debentures and the Series B and Series C and upon the exercise of the warrants and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to the investors of 2.0% per month with respect to the November 2003 private placement and 1.5% per month with respect to the November 2004 and August 2005 private placements of the amounts invested by the investors until the failure is cured. Registration statements were filed and declared effective within the specified periods with respect to the three private placements.

         The Company accounts for the registration rights agreements as a separate free-standing instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other income. As of June 30, 2006, the liability amounted to $27,000 and is included in accrued expenses.

Note 3 - Debt:

         The 7.5% Debentures are convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and are repayable in 24 equal monthly installments ($108,333) which began in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company's Common Stock valued at a discount from the weighted average market price prior to such payments. During the year ended September 30, 2005, investors converted certain outstanding Debentures into shares of the Company's Common Stock. Subsequent to these conversions, the monthly principal repayments were reduced to $62,500. During the nine months ended June 30, 2006, 159,417 shares of Common Stock were issued in satisfaction of all remaining principal and interest payments on the Debentures and there are currently no remaining Debentures outstanding. Such shares were accounted for based on their quoted market price at the date of issuance. As the Company intended

                       Interactive Systems Worldwide Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Debt (continued):

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

Note 5 - Accounting Change:

         At June 30, 2006, the Company has three stock-based employee compensation plans, which are described more fully in Note 6. Prior to October 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R) and (c) compensation costs for share-based awards modified, repurchased or cancelled after such date. Results for prior periods have not been restated.

                       Interactive Systems Worldwide Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


   Note 5 - Accounting Change (continued):

         Stock-based employee compensation costs charged to operations during the three and nine months ended June 30, 2006 amounted to $54,000 and $140,000, respectively.

         As a result of adopting Statement 123(R) on October 1, 2005, the Company's net loss for the nine months ended June 30, 2006 is $41,000 lower than if it had continued to account for share-based compensation under Opinion 25. This results from a change in the method of measurement of compensation cost under Statement 123(R) arising from a modification which extended the life of options held by an officer (see
         Note 6).

         Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the three and nine months ended June 30, 2005 would have been increased to the pro forma amounts indicated below (amounts in thousands):

                                                     Three months ended        Nine months ended
                                                        June 30, 2005            June 30, 2005
                                                        -------------            -------------

Net loss, as reported                                   $(1,269)                  $  (4,604)

Deduct: Total stock-based employee compensation
expense determined under fair value based method            (23)                        (67)
                                                        -------                   ---------

Pro forma net loss                                      $(1,292)                 $  (4,671)
                                                                                 =========
Net loss per share applicable to
  common shareholders - basic
  and diluted, as reported                              $ (0.12)                  $   (0.51)
                                                        =======                   =========

Net loss per share applicable to
 common shareholders - basic
 and diluted, pro forma                                 $ (0.12)                  $   (0.52)
                                                        =======                   =========

                       Interactive Systems Worldwide Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Accounting Change (continued):

         The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 2006 and 2005, respectively: expected dividend yield 0.0% (in both periods), risk free interest rate of 4.43% and 3.91%, expected volatility of 68% (in both periods) and an expected life of 5 years (see Note 6 relating to modification) and 7 years. The weighted average fair value of options granted in the nine months ended June 30, 2006 and 2005 was $1.72 and $2.23, respectively. Expected volatilities are based on historical volatility of the Company's stock price. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

         The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that vesting occurs or performance is complete. In May 2006, the Company issued a warrant to a consultant to purchase 150,000 shares of the Company's Common Stock, at an exercise price of $2.13 per share. The warrant became exercisable in July 2006 and remains exercisable through May 2009. The warrant agreement provides that 75,000 shares vest immediately upon issuance and 75,000 shares are subject to forfeiture if the consultant does not complete performance for the one year of the agreement.
         During the three and nine months ended June 30, 2006, the Company recognized compensation expense of $14,000 and $20,000, respectively, which was charged to general and administrative expense in relation to the warrant and certain options which were granted to a consultant.

Note 6 -Stock Options:

         In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"). On May 24, 2005, the term of the 1995 Plan expired and thus, no additional options may be granted under this plan. In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, is substantially similar to the 1995 Plan, except that there are 1,500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee. The 1996 Plan is scheduled to expire on October 24, 2006, after which no more options can be granted under this plan. In January 2006 the Board of Directors adopted and in March 2006 the stockholders approved the 2006 Stock Option Plan (the "2006 Plan"). The 2006 Plan, is substantially similar to the 1995 and 1996 Plans, except that there are 500,000

                       Interactive Systems Worldwide Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Stock Options (continued):

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

         Activity related to the 1995, 1996 and 2006 Plans for the nine months ended June 30, 2006 is as follows:

                                                                                            Weighted
                                                                        Weighted            Average
                                                                        Average            Remaining         Aggregate
                                                                        Exercise          Contractual        Intrinsic
                    Options                         Shares                Price               Term             Value
                    -------                         ------                -----               ----             -----

Outstanding at October 1, 2005                      1,166,480              $1.45
Granted                                               228,691               1.64
Exercised                                            (130,456)              0.74
Forfeited or expired                                 (158,202)              1.65
                                                   -----------
Outstanding at June 30, 2006                        1,106,513               1.54               4.4         $1,002,000
                                                    =========               ====               ===         ==========
Vested or expected to vest                          1,106,513               1.54               4.4         $1,002,000
                                                    =========               ====               ===         ==========
Exercisable at June 30, 2006                          862,513               1.24               3.1         $  987,000
                                                      =======               ====               ===         ===========

         The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $167,000. As of June 30, 2006, there was $291,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3 years. During the quarter ended December 31, 2005, the Company effectively extended the contractual life of

                       Interactive Systems Worldwide Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Stock options (continued):

         90,691 fully vested share options held by an officer by canceling existing options and replacing them with new options at the same exercise price. As a result of that modification, the Company recognized additional compensation expense of $2,000 and $6,000, respectively, for the three and nine months ended June 30, 2006, measured as the excess of the fair value of the new options over the fair value of the cancelled options as of the cancellation date.

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

         The Company's computation of dilutive net loss per share for the three and nine months ended June 30, 2006 and 2005 does not assume any exercise of options or warrants to purchase 2,872,337 and 2,164,448 common shares, respectively, or the conversion of debentures or preferred stock to acquire 1,066,667 and 895,894 common shares, respectively, as their effect is antidilutive.

Note 8 - Concentration of revenues:

         Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 63% and 78% of revenues in the three and nine months ended June 30, 2006, respectively, and 82% and 83% of revenues in the three and nine months ended June 30, 2005, respectively. On April 20, 2006, the Company entered into a new agreement to provide an enhanced product which is not yet live. The product will be integrated and offered alongside Sportingbet's existing sports betting offering and will be deployed across its websites throughout Europe. Subsequently, Sportingbet completed the migration of its foreign affiliates to its next generation back-end software and ceased using the Company's stand-alone product. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company's operating results.

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

         During the three and nine months ended June 30, 2006 ("Fiscal 2006") and 2005 ("Fiscal 2005"), the Company's revenue primarily consisted of service charges from providing interactive gaming services using the SportXction(R) System to business partners such as licensed bookmakers and others located in the United Kingdom and Gibraltar.

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

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Computer Software To Be Sold, Leased, or Otherwise Marketed". Such costs are expensed prior to a product or product enhancement's achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During Fiscal 2006 and 2005, the Company did not capitalize any software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $154,000 and $237,000 during the nine months ended June 30, 2006 and 2005, respectively.

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

            On October 1, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the adoption date. During the nine months ended June 30, 2006, the Company recognized compensation expense of $140,000 which was charged to general and administrative expense as a result of implementing SFAS 123(R).

         See Note 2 to the Company's Form 10-KSB for the year ended September 30, 2005 for a full discussion of the Company's critical accounting policies and estimates.

FINANCIAL RESULTS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

         Revenue for the three months ended June 30, 2006 was $20,000, as compared to $62,000 during the same period in the prior year. The decrease was primarily because Fiscal 2005 included a full quarter of wagering activity from the Spanish, Greek, and Turkish affiliates of Sportingbet, which were temporarily discontinued in Fiscal 2006. In April 2006, the Company entered into a new agreement with Sportingbet to provide an enhanced product (see "System Deployment Status" below) which is not yet live. Subsequently, Sportingbet completed the migration of its foreign affiliates to its next generation back-end software and ceased using the Company's stand-alone product. The Company is in the final stages of testing this enhanced product with Sportingbet. The Company is also in the final stages of testing its enhanced product with Ladbrokes eGaming Ltd. (see "System Deployment Status" below). The Company believes this enhanced product, which it expects to deploy during the quarter ending September 30, 2006, will result in a significant increase to revenues following launch.

         Cost of revenues, research and development expense for the three months ended June 30, 2006 was $388,000, as compared to $468,000 during the same period in the prior year. The decrease in Fiscal 2006 was primarily due to lower amortization expenses associated with a capitalized product enhancement that had become fully amortized as well as lower payroll costs.

         General and administrative expenses during the three months ended June 30, 2006 were $806,000, as compared to $797,000 during the same period in the prior year. The increase was primarily due to higher professional fees and increased non-cash compensation expense associated with employee stock options due to the adoption of Statement of Financial Accounting Standards No. 123(R) partially offset by lower payroll and travel expenses.

         Interest income during the three months ended June 30, 2006 was $25,000, as compared to interest expense of $66,000 during the same period in the prior year. In Fiscal 2006, interest earned from cash and short-term investments more than offset the non-cash expense associated with the Company's outstanding Debentures which were satisfied primarily through the issuance of shares of Common Stock. The Debentures were fully repaid in May 2006.

         Other income in Fiscal 2006 represents the change in value of the Company's liability associated with the registration rights agreements entered in connection with its private placements.

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the three months ended June 30, 2006 was $1,207,000 and $0.10, respectively, as compared to $1,305,000 and $0.12, respectively, during the same period in Fiscal 2005.

NINE MONTHS ENDED JUNE 30, 2006 AND 2005

         Revenue for the nine months ended June 30, 2006 was $84,000, as compared to $131,000 during the same period in the prior year. This decrease is primarily because the Spanish, Greek, and Turkish affiliates of Sportingbet were in operation for a higher proportion of the period during Fiscal 2005.

         Cost of revenues, research and development expense for the nine months ended June 30, 2006 was $1,185,000, as compared to $1,496,000 during the same period in the prior year. The decrease in Fiscal 2006 was primarily due to lower technical consulting costs and lower amortization expense as a capitalized product enhancement has become fully depreciated.

         General and administrative expenses during the nine months ended June 30, 2006 were $2,501,000, as compared to $2,437,000 during the same period in the prior year. The increase was primarily due to higher professional fees and increased non-cash compensation expense associated with employee stock options due to the adoption of Statement of Financial Accounting Standards No. 123(R) partially offset by lower payroll and travel expenses.

         Interest expense during the nine months ended June 30, 2006 was $35,000, as compared to $802,000 during the same period in the prior year. This non-cash expense has declined due to a decrease in the Company's outstanding Debentures, which have been satisfied primarily through the issuance of shares of Common Stock.

         Other income in Fiscal 2006 represents the change in value of the Company's liability associated with the registration rights agreements entered in connection with its private placements.

         In connection with the issuance of the Series B Preferred Stock in November 2004, the Company recorded a dividend to Series B shareholders, which was increased in the fourth quarter of Fiscal 2005 to $552,000, representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. This preferred stock dividend did not require the payment of cash or the issuance of additional shares of Common Stock. Preferred stock dividend in Fiscal 2006 represents dividends on the Series C Preferred Stock due on January 1, April 1, and July 1, 2006 which were satisfied through the issuance of shares of Common Stock.

         Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the nine months ended June 30, 2006 was $3,831,000 and $0.33, respectively, as compared to $5,221,000 and $0.51, respectively, during the same period in Fiscal 2005. The decrease in the loss in Fiscal 2006 is primarily the result of lower interest expense and preferred stock dividend (as described above).

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2006, the Company had liquid resources totaling $3,201,000. These include cash and cash equivalents in the amount of $1,436,000 and investments in the amount of $1,765,000. Investments are limited to investment grade marketable securities with maturities of less than 12 months.

         The Company's operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2006. The Company anticipates that, based on its current level of spending, its existing resources will be adequate to fund its capital and operating requirements for the next 9 months without any significant increase in revenues. The Company has recently initiated several actions to reduce its payroll and consulting costs. In addition, the Company has identified additional reductions relating to payroll and rent which it intends to realize during the quarter ending September 30, 2006. The annual cost savings from these actions are estimated to be approximately $400,000.

         The Company is currently in discussions with several additional bookmakers and other companies to provide services. The Company is also currently pursuing strategic relationships aimed at increasing the market penetration of its existing products and/or broadening the scope of its product offering. There is no assurance however, that these discussions will result in signed agreements, or that the Company's agreements with Sportingbet and Ladbrokes will generate a significant increase in revenues. In the event that revenues do not increase significantly during the next several months, it appears likely that the Company will need to aggressively reduce its expenses, or seek additional funding, or both. Such additional funding may be significantly dilutive to existing shareholders of the Company, including as a result of the anti-dilution protections of the Series C Convertible Preferred Stock and of the warrants issued in connection therewith and in connection with the Series B Convertible Preferred Stock. If the Company is unable to raise additional funding on terms deemed reasonable or at all, then the Company's liquidity, financial condition and business prospects will be materially and adversely affected and the Company may have to curtail or cease operations.

         Capital expenditures which primarily consist of additional computer equipment are not expected to be significant and are expected to be funded from existing resources. The Company's capital requirements may vary materially from those now planned due to a number of factors, including the rate at which the Company can introduce its system, the market acceptance and competitive position of the System and the response of competitors to the System.

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

         The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company's Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company's option. As of June 30, 2006, unpaid cumulative dividends on the Series C amounted to $60,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company's Common Stock expiring in August 2010 which are exercisable at $4.38 per share.

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

         PARTNER                            WEBSITES
         Littlewoods BetDirect              betdirect.net
         Victor Chandler UK Ltd             victorchandler.co.uk, vcbet.co.uk
         Victor Chandler International      victorchandler.com, vcbet.com
         ToteCredit Limited                 totesport.com

         The current system configuration is a stand-alone product. The Company is in the final stage of testing of an enhanced product that is fully integrated into our partner's existing betting system. It is anticipated that this enhanced product will provide users with a significantly improved and expanded offering of betting propositions to keep them engaged in the sporting event. The Company's play-by-play betting propositions are placed seamlessly within our business partners' betting offerings, thus maintaining a consistent "look and feel". The user can then place wagers from its existing account in the same manner as all other bets made with that partner. Because of the integrated nature of this new offering, the Company expects to benefit from the partner's advertising, marketing and promotion campaigns, while the partner need not commit special resources to marketing the Company's product alone. The Company has signed agreements with Interactive Sports Limited and Ladbrokes eGaming Ltd. (described below) to implement this new system methodology and is in discussions with other existing and new partners regarding this approach.

         Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 78% and 83% of total revenues in the nine months ended June 30, 2006 and 2005, respectively. The Company had been operating under an interim agreement since August 2003. On April 20, 2006, the Company announced that GIG had entered into a new agreement with Interactive Sports Limited to provide software and services to allow Sportingbet to offer timely, play-by-play betting throughout the course of a sporting event. Subsequently, Sportingbet completed the migration of its foreign affiliates to its next generation back-end software and ceased using the Company's stand-alone product. Sportingbet is the world's largest online gaming group with over 3.9 million registered customers in 200 countries. The Company expects that its play-by-play betting markets, which will be integrated and offered alongside Sportingbet's existing offering, will be made available on over twenty Sportingbet websites across Europe. Under the new agreement, which has an eighteen month term from launch, GIG will manage the fast resolving in-run "play-by-play" wagering markets, including their creation, the setting of initial odds and subsequent odds changes, their closing and their eventual settlement. Interactive Sports Limited will accept the wagers and manage the bookmaking risk. The Company is in the final stages of testing and expects that this new service will be launched during the quarter ending September 30, 2006.

         On February 24, 2006, the Company announced that GIG had signed an agreement with Ladbrokes eGaming Ltd. to provide software and services to allow Ladbrokes to offer timely, play-by-play betting throughout the course of a sporting event. Ladbrokes eGaming is a part of Ladbrokes plc. Ladbrokes plc is the world's leading retail bookmaker and Ladbrokes.com has over 2 million registered customers from over 200 countries. Under this agreement, which has an initial term of eighteen months from launch, GIG will provide an integrated solution to be offered in multiple languages and currencies on the Internet. The Company is in the final stages of testing of this integrated product.

         BETTING SHOPS

         On August 11, 2006, the Company announced that GIG had signed an agreement with Hipodromo de Agua Caliente ("Caliente"), one of the Latin America's largest gaming companies. Caliente owns or operates 160 betting shops, known as Race & Sports Books, throughout Mexico, Central and South America and the Caribbean. GIG will provide software and services which will enable Caliente to offer an enhanced play-by-play sports betting service in its Race & Sports Books using hand-held wireless touch screen input devices. This enhanced betting service will also be deployed on Caliente's Internet website.

         Under an initial three year agreement, Caliente will license the SportXction(R)software and operate the play-by-play betting service using its own personnel. GIG will provide initial set-up support, certain software customization, training and on-going software support. The agreement specifies payments upon contact signing, monthly license fees for technical assistance, and monthly fees that are based on the handle derived from the enhanced play-by-play betting service.

         MOBILE PHONE

         The Company currently operates the SportXction(R) System to ukbetting's wireless application protocol ("WAP") enabled users through one of the world's largest mobile operators. To date, this product has not been promoted and, as a result, has generated an insignificant amount of wagering revenues.

         On November 1, 2005, the Company announced that it is has extended its agreement with Littlewoods Betdirect. Under the agreement addendum, the SportXction(R) System will be offered over mobile phones and personal digital assistant devices using WAP and Java technologies. The launch of services under this agreement has been delayed as a result of the decision by Littlewoods Betdirect to re-evaluate its mobile deployment efforts. The launch of services under this agreement appears unlikely.

         NEW PRODUCTS

         The Company is also designing, developing and marketing several new products. These include a fixed-odds/pari-mutuel hybrid racing product, a fantasy version of the Company's play-by-play prediction product and a poker product for betting on poker players continually during live play. The Company is in discussions with several potential partners regarding these initiatives.

SAFE HARBOR STATEMENT

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company's available resources will be adequate to fund its requirements for the next 9 months and whether the Company will be able to meet its cash requirements; whether the Company will need to raise additional financing, and if so the terms on which it can be raised and the dilutive impact on existing shareholders; the number of shares of stock that will be required to pay dividends on the Series C Preferred Stock and dilutive impact to existing shareholders; whether the Company's revenue will increase in future quarters; whether the Company will deploy its enhanced product during the quarter ending September 30, 2006 or at all; whether the Company will be able to enter into agreements regarding an integrated offering with new or existing partners, and if so whether it can be launched in a timely manner or at all, and whether the integrated offering will result in increased revenues; how long the Company will continue to incur significant losses and negative cash flow; and whether the Company or its Internet, interactive television, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2005. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On April 5, 2006, the Company issued 485 shares of Common Stock to the holders of its outstanding privately placed Debentures to satisfy the interest due thereunder. On April 5, 2006, the Company issued 31,014 shares of Common Stock to the holders of its outstanding privately placed Series C Preferred Stock to satisfy the dividend due thereunder. Each of these issuances were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for transactions by an issuer not involving any public offering.

         On April 5 and May 3, 2006, the Company issued 8,615 and 8,803 shares of Common Stock, respectively, to the holders of its outstanding privately placed Debentures to satisfy the principal payments due thereunder. Each of these issuances were made in reliance on the exemption provided by Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security holders exclusively.

         On May 15, 2006, the Company issued a warrant to a consultant to purchase 150,000 shares of the Company's Common Stock, at an exercise price of $2.13 per share. The warrant became exercisable in July 2006 and remains exercisable through May 15, 2009. The warrant agreement provides that 75,000 shares vest immediately upon issuance and 75,000 shares are subject to forfeiture if the consultant does not complete performance for the one year of the agreement. The warrant was issued in reliance on the exemption provided by Section 4(2) of the Act, for transactions by an issuer not involving any public offering.

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

                                           Interactive Systems Worldwide Inc.


Dated:   August 14, 2006                   By:  /s/ Bernard Albanese
                                                -----------------------
                                                Bernard Albanese
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Dated:   August 14, 2006                   By: /s/ James McDade
                                               ----------------
                                               James McDade, Chief
                                               Financial Officer
                                               (Principal Financial Officer)