Form 10KSB
period 2006-09-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2007-01-16
CIK 1025995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ________

Commission file number 0-21831

INTERACTIVE SYSTEMS WORLDWIDE INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3375134 (I.R.S. Employer Identification No.)
2 Andrews Drive, 2nd Floor, West Paterson, New Jersey (Address of principal executive offices)	07424-2672 (Zip Code)
Issuer’s telephone number: (973) 256-8181
Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 par value (Title of class)
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☐ NO  ☒

The issuer’s revenues for its most recent fiscal year (ended September 30, 2006) were $111,000.

The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of January 8, 2007 was approximately $18,090,000.

The number of shares of Common Stock, $.001 par value, outstanding as of January 8, 2007 was 12,202,738.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format (check one): YES  ☐ NO  ☒

PART I

Item 1. Description of Business

The Company

Interactive Systems Worldwide Inc. (“ISWI”) has designed, developed and patented an interactive hardware and proprietary software system (the “SportXction® System”) that enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis, rugby, cricket and snooker, among many others. The SportXction® System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, which player will score next, will a batter get on base or will a penalty shot be successful. The SportXction® System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

The SportXction® System software monitors and changes the odds on the contestants in a sporting event to induce the players to wager such that the betting pool for each betting proposition is continuously driven toward a financial balance, to within a pre-set level. In general, a balanced pool is achieved when the money bet on the losing outcomes of a betting proposition is sufficient to pay off the winning outcomes of that proposition plus provide the operator with a commission for brokering the transactions. The SportXction® System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, subtracting bet amounts and adding payouts. The SportXction® System has been developed to allow wagers to be placed simultaneously through a variety of input devices, all interconnected to our central system, such as interactive television set-top boxes, personal computers communicating via the Internet, wireless hand-held devices and mobile telephones. The Company has also developed a non-wagering (i.e. competition) version of the SportXction® System.

On July 31, 2002, ISWI, through a wholly-owned subsidiary, acquired all of the outstanding share capital of Global Interactive Gaming Limited (“GIG”) a British interactive gaming service provider located in London, England, that markets its services to interactive television carriers which employ satellite, cable and terrestrial programming, mobile telephone operators, licensed bookmakers and casinos. Prior to the acquisition, GIG had been ISWI’s worldwide exclusive licensee for its technology in all business activities for which the technology was legally usable other than wagering in Nevada and for securities transactions and lotteries. GIG has wholly owned subsidiaries, GIG Operations Limited, which holds a British bookmaker’s agency permit, and Brightform Limited, which holds a British bookmaker’s permit, and is therefore capable of offering its own complete betting service.

The Company makes available free of charge through our website, www.isw.com, the Company’s annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to these reports, as soon as practicable after the Company has electronically filed such material with, or furnished such material to, the SEC.

As used in this Report the term “Company”, unless the context otherwise requires, means ISWI and its wholly-owned subsidiaries, including GIG.

History

ISWI’s SportXction® System was conceived by its founder, Mr. Barry Mindes, who together with Mr. Bernard Albanese, the Company’s Chairman and Chief Executive Officer, developed a simulation of the SportXction® System for use in determining whether casinos in Nevada had interest in the SportXction® System. Additionally, patent applications covering the SportXction® System were prepared and filed with the U.S. Patent and Trademark Office and corresponding foreign patent applications were also filed. In May 1995, shortly after the Company was organized and commenced operations, the Company raised an initial round of capital privately and during the next year developed and tested the SportXction® System. Thereafter, in mid-1996, the Company sought approval for use of the System from the Nevada Gaming Authorities (as hereinafter defined). On December 11, 1996, the Company consummated its initial public offering (the “IPO”) pursuant to which it sold 1,725,000 Units for gross proceeds of $10,350,000. Each Unit consisted of one share of Common Stock, and one redeemable Warrant (collectively, the “Redeemable Warrants”) to purchase one share of Common Stock at an exercise price of $7.20 per share. The Redeemable Warrants expired on February 25, 2002 without any having been exercised. The Common Stock currently trades on the NASDAQ Capital MarketSM.

After completing trials of the SportXction® System, it was approved for use in January 1997 by the Nevada Gaming Authorities. The Company initially used the SportXction® System in several individual casinos; subsequently in a group of inter-linked casinos; and ultimately from remote, non-casino locations, from 1998 until early 2000. At that time, the Company concluded that although the SportXction® System functioned properly and was well received by players, it was not attracting a sufficient number of players in the casino environment or producing sufficient revenues to warrant the investment required to continue to build the customer base and operate within the Nevada market.

The focus of ISWI then shifted to being a licensor as a result of the signing of License Agreements (collectively, the “License Agreements”) with GIG in March 2000. Under the terms of the License Agreements, ISWI granted to GIG exclusive licenses to market, distribute and use ISWI’s interactive SportXction® System software, technology and patents on the Internet and interactive television, in all business activities in which such technology was legally usable, including for contests and wagering on sporting events world-wide. Excluded from the licenses were the continued use of the SportXction® System in Nevada for wagering, and the application of ISWI’s basic technology and patents to lotteries and financial transactions (stock, bond, option and currency trading and the like). The License Agreements provided that ISWI would be paid the lesser of 25% of the gross profit or 1% of the gross handle, subject to guaranteed annual minimums during the term of the License Agreements. ISWI’s efforts between early 2000 and 2002 focused on enhancing the SportXction® System for use by GIG. GIG’s majority stockholders were Prisma iVentures Ltd., a U.K. company and subsidiary of The Kirch Group, a German media conglomerate, and MultiSport Games Development, Inc., a Delaware corporation (“MultiSport”). As a result of Kirch Media’s insolvency filing in Germany in April 2002, an event unrelated to ISWI, The Kirch Group ceased providing funding for GIG. On July 31, 2002, ISWI acquired GIG. Since that time, the Company, through GIG, provides interactive gaming services using the SportXction® System to business partners such as licensed bookmakers, mobile telephone companies, cable and satellite television companies and operators of Internet wagering sites, in locations where legally permitted. Subsequent to the acquisition, the License Agreements were modified and no longer provide an exclusive license to GIG or guaranteed annual minimums.

Industry Overview

In sports wagering, the gaming establishment, or “house,” generally seeks to maintain a “balanced book.” A balanced book is achieved when the money bet on the losing outcomes of a betting proposition is sufficient to pay off the bets on the winning outcome of that proposition. To accomplish this, the house gives either a handicap (the point spread or margin by which the favorite must win) or odds (a greater than equal payout on winning to the underdog or a lesser one to the favorite) on the outcome of the event, or a combination of both. The house’s goal in general is to have the funds paid to the winners equal the amount received from the losers, less the commissions that the house charges for brokering the transactions and the use of its facilities.

Sports bettors want to know the odds or point spread (the “line”) of the wager at the time the bet is placed. While the odds or point spread might change as the house attempts to balance its book, the terms for previously placed bets remain the same. Thus, bettors who place several bets on the same team or contestant over a period of time could have different odds or point spreads on each wager depending upon when the bet was placed.

The profits of dedicated sports wagering facilities (“Sports books”) depend upon the reliability of the odds and its adjustment of the odds when necessary. On occasion, the house’s initial handicap or odds will not result in a balanced book because the players do not agree with the house’s assessment of the expected outcome of the contest or an event that takes place during the contest for which a betting proposition is being offered. The house will attempt to attract bets on one potential outcome of the proposition by changing or moving the line up or down to induce a betting pattern which will lead toward a balanced book. If this is not possible, the house may only accept bets which are matched in payout so that no further imbalance will be created, refuse to accept wagers on one of the contestants or limit the maximum amount of money that will be accepted on a betting line to attempt to avoid the risk of taking an unacceptable number of bets on one potential outcome of a betting proposition. When the limit is reached, the line is moved. Currently, sports wagering establishments do not change odds or handicaps frequently in order to balance pools. The odds or handicaps are changed usually only after the book gets substantially out of balance, if at all. Sports books currently are rarely perfectly balanced. To the extent that the book is not balanced, the sports book takes risk on the outcome of the game or event which varies directly with the level of imbalance. As a result, although the operator can gain extraordinary profits if the outcome of the proposition favors the side which has too little payout associated with it, the operator is gambling on a given outcome, instead of brokering a transaction for a fee.

The Internet is the largest present venue for sports wagering worldwide as it is legal in many countries outside of the United States. According to Global Betting & Gaming Consultants, a market-research firm, revenues from online gambling totaled $13 billion in 2005. A significant amount of sports wagering internationally also takes place in betting parlors, where bettors place bets and redeem winnings; and to a lesser degree, in betting facilities where bettors view sporting events while wagering.

In the United States, gambling over the Internet is illegal both for players and operators of Internet wagering sites. United States law prohibits players located in the United States from placing bets on Internet sites that are operated by legally licensed foreign nationals. As a result of the Unlawful Internet Gambling Enforcement Act of 2006, credit cards and other payment providers have stopped accepting charges from residents of the United States. The agreements between the Company and its partners precludes the partners from using the Company’s SportXction® System software to accept wagers from the United States and any other location where it is illegal to do so. The Company has also implemented controls which prevent potential users from the United States from being able to use the Company’s SportXction® System.

Although not currently operating in Nevada, ISWI holds a gaming license as an operator of an “inter-casino linked system” and is registered with the Nevada Gaming Commission as a publicly-traded corporation. The Company retains the right to re-enter the Nevada sports wagering market at some future date, which it might do with its SportXction® System or a subset thereof.

System Deployment Status

The SportXction® System is currently operated across several interactive mediums, including the internet and wireless, touch screen, handheld devices and is capable of operating on interactive television and mobile phones. GIG currently offers live play-by-play wagering for soccer, cricket (both one day and test matches), golf, rugby union, tennis, football, basketball, snooker and darts. The Company also has developed a baseball version of the SportXction® System which Hipodromo de Agua Caliente S.A. de C.V. (“Caliente”), GIG’s Latin American partner, intends to offer. Development is underway to add fixed-odds horse racing to the range of sports for which the SportXction® System may be used.

GIG offered live play-by-play wagering on approximately 1,600 events during the year ending September 30, 2006. GIG intends to offer wagering on approximately 1,800 events during fiscal year 2007. The SportXction® System allows wagering using multiple currencies and provides players with a choice of languages. The Company’s revenue primarily consists of service charges calculated based on net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house.

Internet

The Company has several non-exclusive agreements with bookmakers in the UK and Gibraltar, which provide the Company with a share of the wagering revenue generated by its SportXction® System. Under these agreements, GIG furnishes the technology and operates the system, and the partner is responsible for marketing the product, first level customer support and for processing customer financial transactions.

The Company currently offers both a fully integrated and stand-alone product configuration. These products are provided on a white-label basis branded by the Company’s wagering partners. In the fully integrated configuration, the Company’s play-by-play betting propositions are placed seamlessly within our business partners’ betting offerings, thus maintaining a consistent “look and feel”. The user can then place wagers from its existing account in the same manner as all other bets made with that partner.

On December 5, 2006, the Company announced that it had launched the integrated version of its SportXction® System with Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet. On January 9, 2007, the Company announced that it had launched the integrated version of its SportXction® System with Ladbrokes eGaming Ltd. The Company is currently in discussions with other existing and new partners regarding this approach.

In addition, the Company continues to offer its stand-alone product configuration accessable through a link on the partner’s website, which launches a pop-up window, and the user is able to place play-by-play bets after entering a username and password and transferring funds into his or her account.

The stand-alone product is currently in operation with the following partners:

Partner	Websites
BetShop Group (Europe) Ltd.	betshop.com
Victor Chandler UK Ltd	victorchandler.co.uk, vcbet.co.uk
Victor Chandler International	victorchandler.com, vcbet.com

Hand-held devices

On August 11, 2006, the Company announced that GIG had entered into an agreement with Caliente, one of Latin America’s largest gaming companies. Caliente owns and/or provides services to 160 betting shops, known as Race & Sports Books, throughout Mexico, Central and South America and the Caribbean.

Under the terms of this three year agreement, GIG provides software and services that enable Caliente to offer an enhanced play-by-play sports betting service in all of its Race & Sports Books locations. On September 7, 2006, the Company announced the SportXction® System was successfully deployed in ten locations using hand held, touch screen devices. The SportXction® system is expected to be rolled out throughout Caliente’s Race & Sports Books during 2007. The enhanced betting capabilities are also expected to be available on Caliente’s website in early 2007.

Caliente is operating the play-by-play betting service using its own personnel. GIG has provided initial set-up support and some software customization and training, and will provide on-going technical assistance. The agreement specifies monthly service fees for technical assistance, as well as monthly license fees based on the handle derived from the enhanced play-by-play betting service.

Non-wagering product

The Company has a non-gambling version of its SportXction® System which allows users to predict the outcome of events during a sporting event. This product was successfully introduced in the U.K. during fiscal 2004. Users earn points for correct predictions, bonuses for strings of successful predictions and for correct answers to sport’s trivia questions and compete on the basis of their scores for a variety of prizes. The Company is currently marketing the contest product to professional leagues, professional teams and sports rights holders in the United States, the U.K. and Europe.

Racing product

The Company is also developing a fixed-odds / pari-mutuel hybrid racing product for the U.S. market. The Company has filed a patent application with the intent of commercializing a product that will combine the advantages of fixed-odds wagering while satisfying the current US pari-mutuel rules and regulations. The Company believes that this offering will provide an improved alternative to traditional pari-mutuel wagering in the interstate horse racing market.

Marketing and Sales Strategy

The Company is in discussions with several companies in the U.K., Europe and elsewhere in the world for the incorporation of the SportXction® System into licensed sports wagering Internet web sites and the inclusion of the SportXction® System into the interactive television, mobile phone, and betting shop product offering of bookmakers. In this regard, the Company is pursuing a “business to business” strategy, partnering with companies who possess an existing betting customer base. This strategy offers the benefits of potentially more immediate revenues as well as a lower marketing investment to gain players.

The focus of the Company’s current marketing efforts is in the U.K. and Europe although opportunities elsewhere in the world are also being pursued. The Company may enter other foreign markets acting solely as a licensor of the SportXction® System, similar to its agreement with Caliente in Mexico. The Company may also re-enter the Nevada market following the launch of products in the U.K. and its Nevada gaming license has been maintained for that purpose.

Intellectual Property

The Company regards the SportXction® System as proprietary. The Company has two U.S. patents covering its proprietary wagering methods and its related computer processing system. Corresponding applications for each of the two patents have been filed and approved in 17 foreign countries. The Company also has a patent pending to use its technology in a fixed-odds/pari-mutuel hybrid for use in horse racing wagering.

On December 15, 2005, the Company announced that it had filed a complaint against defendants Mikohn Gaming Corporation (d/b/a Progressive Gaming International Corporation) and STB Holdings in the U.S. District Court in New Jersey, for infringement of two patents held by the Company (United States Patent Nos. 5,573,244 and 5,842,921). In December 2006, the litigation with STB Holdings was settled. The case against Mikohn Gaming Corporation is now pending in the U.S. District Court in Las Vegas, Nevada. The Company intends to take all appropriate steps to defend its intellectual property against misappropriation.

It is the Company’s policy that all employees and outside consultants involved in research or development activities sign proprietary information, non-disclosure and patent assignment agreements. This may, however, not afford adequate protection for the Company’s know-how and proprietary products. Other parties may develop products similar to the SportXction® System or otherwise attempt to duplicate the SportXction® System in ways which circumvent the Company’s technology and existing or future patents.

The Company was contacted in May of 2006 by Mel Molnick, President of Home Gambling Network, Inc. (“HGN”).  HGN was granted a U.S. patent (No. 5,800,268) on September 1, 1998.  HGN’s patent concerns a “Method of Participating in a Live Casino Game from a Remote Location.”  HGN was recently granted a corresponding patent by the European Patent Office; to date, corresponding individual country patents have been granted in Austria and Germany.   Mr. Molnick identified that he was suing Ladbrokes and Sportingbet in the U.S. for violating his U.S. patent.  He claimed that the Company’s recently-announced partnerships with those companies would make the Company a contributory infringer. The Company's patent counsel sent a letter to HGN’s lawyer on June 8, 2006, outlining the Company’s responses to Mr. Molnick’s infringement allegations. HGN’s case against Ladbrokes has been dismissed and Sportingbet has withdrawn from the U.S. market. The Company believes that the asserted claims against it by HGN are without merit and intends to vigorously defend any claims if they are formally asserted.

The Company has not received any other claim that it is infringing any patents of others. However, there can be no assurance that third parties will not assert infringement claims against the Company, which claims the Company would be required to defend at considerable expense or enter into arrangements requiring the Company to pay royalties or other damages, any of which could materially and adversely affect the Company’s business.

The Company applied for Federal trademark registration and for State of Nevada servicemark registration for the name SportXction®, both of which have been issued.

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

The Company’s primary competitors include the operators of sports wagering sites on the Internet. These operators accept traditional pre-game wagers and recently have expanded the number of wagers being offered during the course of an event on sporting events. They operate from locations outside of the United States, as this type of wagering is illegal in the United States. Well-financed, long established bookmaking firms with significantly more financial resources than the Company operate some of these Internet sites. Many of these have substantially more experience than the Company in the wagering business. While, to the best of the Company’s knowledge, none of these sites offer products which are similar to the SportXction® System in any significant degree, it cannot be assured that such competition might not arise, or that the Company’s patents will provide sufficient protection against such competition. To the extent that such competition arose, the market for the SportXction® System might be diluted. In addition, no assurance can be given that other systems similar to the SportXction® System do not exist or are not under development.

Personnel

The Company currently has seven full-time employees in the United States and six full-time employees in England. The Company considers its relations with its employees to be good. The Company also utilizes outside consultants on specific assignments or projects. The Company may seek to hire additional programmers, technicians and administrative personnel.

Research and Development

During the fiscal years ended September 30, 2006 and 2005, the Company spent approximately $662,000 and $1,483,000, respectively, on research and development activities. These expenses included primarily, programmers’ salaries and benefits, consultants’ fees, amortization expense associated with capitalized development costs and the depreciation expense associated with computer equipment used in the development of the SportXction® System. During the fiscal years ended September 30, 2006 and 2005, all of the Company’s research and development expense reflect costs associated with supporting the SportXction® System. The Company intends to continue to expend significant sums on such activities.

During the fiscal year September 30, 2006, the Company capitalized $439,000 of expenses related to enhancements of its SportXction® System. These amounts will be amortized over their estimated useful life (generally three years) after they were put into commercial use.

The SportXction® Sports Wagering System

Overview of the System

The SportXction® sports wagering System permits continuous fixed price betting during the course of a sporting event by continuously attempting to balance the betting pool on each betting proposition to within a pre-set level. It allows bettors to view a live sporting event, wager throughout that event as it progresses and cash winning bets. The period during which wagers may be placed is thereby extended. The SportXction® System accepts bets on the outcome of the sporting event, on discrete parts of the event, and on specific game situations, such as will a team get a first down, which player will score next, or will a player make two foul shots. The SportXction® System can also accept traditional pre-game side and totals wagers as well as some forms of parlays.

The SportXction® System is capable of being used with interactive television, over the Internet, over a dedicated private network, or over a wireless network utilizing mobile phones, PDAs or other hand held devices, as input devices. Furthermore, in addition to following the sporting event on television or using a television card or video streaming technology with a personal computer, a player could follow the game on the radio, in a sports bar or betting shop, or even while attending a live event, with wagers being entered via in-place terminals or from hand held devices.

Operation of the System

The SportXction® System operator begins by setting up a number of pools or wagering propositions (for example, the scorer of the next goal, the winner of a game or the team leading at the end of a particular period of play, over or under scoring on the game or period, and wagers on specific events or games situations). Prior to commencement of the sporting event, the SportXction® System operator sets the odds or handicap (point spread) on certain betting propositions, with greater odds given to the less capable contestant. These are usually based upon statistical data from previous events plus research on the teams, players, game conditions, injuries, etc. Once the sporting event begins, the SportXction® System sets the initial odds on other betting propositions. The SportXction® System changes the odds automatically as bets are made in order to induce a betting pattern that would lead to a balanced pool. The bettor may therefore make multiple wagers on the same betting proposition as the odds change. As wagering continues, one of the potential outcomes of a betting proposition may have more money bet on it than expected and thereby become underfunded (that is, the SportXction® System will not have enough money to pay the bettors should this potential outcome win). If this occurs, and if the underfunded potential outcome of the betting proposition wins, the house would make less profit than desired, and in some cases, might even have to pay out more money to the winning bettors than the house would have received from the bettors on the other potential outcomes (i.e. the potential outcomes that are overfunded). Of course, if the potential outcome that is overfunded wins, the house would win more than expected. To limit the house’s exposure, the SportXction® System is designed to automatically adjust the odds to induce more bettors to wager on the potential outcomes of the betting proposition that are overfunded, and to discourage bettors to wager on the potential outcomes that are underfunded, thereby attempting to bring the pool more into balance.

It is not necessary that the book be perfectly balanced, but only that the imbalances be within a pre-set level, typically less than some percentage of the pool or dollar amount set by the house. Under these circumstances, the house can generally ensure that its exposure is no more than a fixed percentage or dollar amount, which is an acceptable portion of the profit from its commissions. The SportXction® System is generally able to automatically prevent the house exposure from exceeding a specified maximum amount by changing the betting terms in the pool to induce bettors to wager on the potential outcomes that are overfunded. In extreme cases, the house or the SportXction® System may automatically stop accepting bets on an underfunded potential outcome when the exposure limit is reached while continuing to accept bets on the other potential outcomes. Under these circumstances, the pool will presumably tend to return to balance after which the house can resume taking bets on the side of the proposition for which betting was suspended.

The SportXction® System permits, and the sports wagering operator is likely to have, both long- and short-term propositions on a sporting event. Long-term propositions may be based upon the outcome of an entire game or discrete segments of a game. Wagering continues on the long-term propositions even as game conditions change, causing the odds on the outcome to change during the course of the event. Examples of typical short-term propositions are, in football, will the offensive team make a first down on a specific possession; and in basketball, which team will be the next to score 10 points. Betting is almost continuous until the specific event occurs or the specific game situation is completed. Since short-term pools open and close rapidly, sometimes in several minutes or less, there are new propositions constantly available for players during the entire contest.

The SportXction® System works on a “bet against deposited funds” basis. When a bettor wishes to wager using the SportXction® System, he must establish an account and fund it by depositing a sum of money in the account. The bettor places wagers using his funds on deposit. The SportXction® System automatically adds the bettor’s payouts and subtracts amounts bet from his account. When the player wishes to commence play, he signs on to the SportXction® System through an input device which can be an on-line computer terminal, interactive TV, mobile phone, PDA, or like device (“Player Betting Device”). The screen or monitor on the Player Betting Device will show the bettor’s available balance, initially equal to his deposit. As wagers are placed, this balance is reduced by the amounts wagered. When the bettor wins, his Player Betting Device shows that he has won and his balance is automatically increased by the wager’s payout.

The SportXction® System produces time-stamped records, providing regulatory authorities as well as gaming establishments with the ability to audit, analyze and control a game.

System Components

The Company’s proprietary software and state-of-the-art, commonly available hardware, is configured in an arrangement designed specifically for use with the SportXction® System. The software permits the operator to make available a wide variety of betting propositions to players. The SportXction® System has been designed to work with a variety of Player Betting Devices (e.g. PC’s running a browser, television set-top boxes, mobile phones, PDAs, and similar devices) each of which has different inherent capabilities and limitations, some of which are more “intelligent” than others. These Player Betting Devices are connected to the SportXction® System utilizing several types of networks (e.g. Internet, dedicated private network or wireless networks). As a result of this flexibility, the SportXction® System has a variety of different client interface and interconnection modules that may be used as determined by the configuration of a particular instance of the SportXction® System. The Player Betting Device enables bettors to enter bets into the SportXction® System. The System displays the wagers available, the prices, the payoff to be received, the status of the player’s available balance and open bet amounts. It also allows for signing on and off, selecting a game, reviewing and sending bets, reviewing bet history and other information appropriate to interactive wagering.

The major back-end server elements of the SportXction® System include the Hub Server, which includes the Pool Processor, plus numerous input and control software modules that run on individual computers connected to the Hub Server. These modules include the Game Controller Module, Game Supervisor Module, Manager Module, Administrative Module and Cashier Module, among others, all of which are controlled by proprietary software. The SportXction® System uses redundant hardware and re-start and recovery software to maximize SportXction® System up-time in the event of component failure.

All Player Betting Devices are connected to the Hub Server via a client/server network. The Hub Server Modules are software components on a network of server computers. The transmission of data between the various elements of the Hub Server operates in real time utilizing sophisticated mathematical algorithms for high speed. As a result, the SportXction® System is very scalable and able to handle large numbers of users and wagering transactions. The Hub Server Modules maintain all pools, calculate odds, open and close all wagering on all pools, control security for all input devices, produce all management and regulatory reports and is the repository of all current and historical data on the wagering system. The proprietary software contained in the Pool Processor permits continuous, rapid recalculation of odds, based upon changing betting patterns and an evaluation of bets that have been placed and can be augmented with event statistics and statistical modeling, if available.

    Other server modules include the following:

The Game Controller Module permits the entry of data relating to all substantive events during the course of a sporting event that affect the betting odds. The SportXction® System sends this information to the Pool Processor to open and close betting propositions, determine unofficial proposition winners and set opening lines, among other things.

The Game Supervisor Module is used to manually open betting lines, enter data to attempt to maintain the desired level of house commission as pool balances change, close or suspend one or both sides of a betting proposition and declare official pool winners.

The Manager Module is used to monitor the overall SportXction® System activity and volume, perform hardware and software system configuration functions and monitor System alerts.

The Administrative Module is the main management Module in the SportXction® System. It is used to control security, maintain the schedule of future events and maintain the SportXction® System tables which control the propositions being offered and the business rules to be followed by the SportXction® System. It is through this module that most reports are accessed.

The Cashier Module can access the status of every player’s account. It is the link through which funds can be manually entered into and withdrawn from accounts, adjustments are made, and other manual interactions with player accounts are accomplished in the casino version of the SportXction® System. For on-line implementations, the SportXction® System’s design also allows players to transfer funds securely from financial institutions into and out of their SportXction® accounts. The SportXction® System can also be interfaced to third-party accounting systems, so that money can be transferred between the System and the accounts of players who have signed up with the Company’s business partners.

Traditional Pre-Game Wagering

When the SportXction® System was operational in Nevada, it also accepted traditional pre-game side and totals wagers as well as some forms of parlays. Pre-game wagers are treated by the SportXction® System in the same way as the play-by-play wagers. Because pre-game wagers arrive at a slower pace than play-by-play wagers, less reliance is needed on the automatic line movement features of the SportXction® System. Additional financial analysis programs are available for manual review and control of the wagering pools.

The current version of the SportXction® System has not been modified to include this traditional pre-game wagering capability. However, the Company does not consider such a modification to the software, as it exists, to be of significant difficulty or scope.

Government Regulation

United Kingdom

The Company’s indirect, wholly-owned subsidiaries, Brightform Limited (“Brightform”) and GIG Operations Limited (“GIG Operations”) provide betting services within the United Kingdom and must comply with betting legislation in the United Kingdom. Betting is regulated in the United Kingdom under the Betting Gaming and Lotteries Act 1963 (“the Betting Act”) and the Betting and Gaming Duties Act 1981 (“the Duties Act”) and associated regulations (all collectively referred to as the “Acts”).

The Betting Act regulates on-course (betting taking place at a licensed track) and off-course betting (telephone, Internet and other betting not undertaken at a licensed track) as well as pool betting in the United Kingdom. The Betting Act deals with, among other things, applications for bookmakers’ permits, the conduct of bookmakers and the running of licensed betting premises by bookmakers and/or bookmakers’ agents in the United Kingdom. The Duties Act and associated regulations primarily deal with the financial reporting and taxation responsibilities of those involved in the bookmaking and gaming industry.

The Betting Act provides the framework for the control of betting in the United Kingdom. It is based on the prohibition of betting in streets or public places, other than on racecourses (on days when racing is taking place), and in premises operating under a license. It also prohibits any person from acting as a bookmaker without a license and restricts pool betting and betting on tracks.

In order to obtain a bookmaker’s permit in the United Kingdom an application must be made to the Licensing Justices at the applicable Magistrates Court (in England and Wales) or the Local Authority Licensing Board in Scotland. The essential tests applied by the licensing justices when considering an application are whether or not the applicant is a fit and proper person to hold a bookmakers’ permit, whether they are competent to operate a bookmaking business and whether they have sufficient financial resources to meet the potential liabilities that may arise. Brightform applied for and acquired a bookmakers’ permit on April 28, 2003. This permit was renewed on April 28, 2006 and will expire on May 31, 2009. Separately, GIG Operations applied for and acquired a betting agency permit in respect of its customer, UKbetting, on January 20, 2003 and in respect of its customer, Sportingbet, on October 20, 2003. These permits were renewed on April 28, 2006 and will expire on May 31, 2009.

In order to use any premises for betting transactions in circumstances where persons are physically present, a bookmaker must also obtain a betting office license for the particular premises. In order to provide fixed odds betting services on interactive television or over the Internet, a company operating in the United Kingdom need only have a bookmaker’s permit. A betting office license is not required as it relates to specific premises in which customers place bets.

Both bookmakers’ permits and betting office licenses remain valid during the applicable licensing period (a maximum of three years) and all permits and licenses expire by elapse of time. Bookmakers and/or bookmakers’ agents must make applications for the renewal of their permits and/or betting office licenses.

The U.K. Gambling Act 2005 (the “Act”) received Royal Assent in April 2005. The UK government is committed to full implementation of the Act by September 1, 2007. The Act created a framework which seeks to modernize the current gaming legislation and importantly to regulate Internet, interactive television, and other remote forms through a new licensing regime. A new body, the Gambling Commission, has been created to regulate the industry. The Company will need to apply for a new remote gambling operating license in July 2007, subject to the relevant regulations being laid before the UK Parliament. None of the activities for which Brightform or GIG Operations are currently licensed is expected to be adversely affected by the new legislative regime to be established by the Act.

Nevada

Prior to April 2000, ISWI conducted business in the State of Nevada as the operator of a sports wagering system. As such, it was required to obtain a gaming license as an operator of an “inter-casino linked system” (“OILS License”) and to register with the Nevada Gaming Commission as a publicly traded corporation (a “Registered Corporation”). ISWI is not currently operating in Nevada, although it continues to hold its OILS License and is still a Registered Corporation. ISWI is currently marketing its current System to software providers and casinos in Nevada. These marketing efforts are aimed at licensing the Company’s SportXction® System to software providers and casinos in order for them to operate a system utilizing the Company’s SportXction® System software. The Company has no current plans to re-enter the business of operating a sports wagering system in Nevada. Nevertheless, in order to maintain its OILS License, the Company must continue to comply with Nevada gaming law.

The ownership and operation of casino gaming facilities in Nevada, including sports pools, the operation of an inter-casino linked system, the manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, and the manufacture, sale and distribution of associated equipment for use or play in Nevada is subject to The Nevada Gaming Control Act and the regulations promulgated there under (collectively, the “Nevada Act”) and various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”), and various local, city and county regulatory agencies. (The Nevada Commission and Nevada Board are collectively referred to herein as the “Nevada Gaming Authorities.”)

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

Within the United States, sports wagering is currently legal only in Nevada. Pursuant to the Professional and Amateur Sports Protection Act, 28 U.S.C. Section 3701, et. seq. (hereinafter referred to as the “Sports Act”), which became effective January 1, 1993, the proliferation of legalized sports books was significantly curtailed. Although the Sports Act generally prohibits sports wagering in every jurisdiction in the United States, including those jurisdictions subject to the Indian Gaming Regulatory Act (25 U.S.C. Section 2701 et. seq.), the Sports Act currently permits such wagering in those jurisdictions that authorized sports wagering prior to the effective date of the Act. 28 U.S.C. Section 3704. Thus, sports books and wagering are permitted to continue to operate in Nevada. Moreover, the Interstate Wire Act, 18 U.S.C. Section 1084, also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

On April 23, 1998, the Nevada Commission granted ISWI an OILS License and registered it as a Registered Corporation. The Nevada Commission further granted an exemption from the requirements of its Regulation 16.100(1), which would have otherwise prohibited ISWI, as a Registered Corporation, from holding a Nevada OILS License. ISWI’s OILS License has a number of conditions, all of which were agreed to by the Company, relating to the Company’s operations and to the SportXction® System’s method of operation and accounting. As a Registered Corporation and a gaming licensee (“Gaming Licensee”) the following regulatory requirements apply to the Company:

•
The Company is required to maintain a regulatory compliance committee and periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require.

•
The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability of licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position or sever a relationship with such person. Bernard Albanese (Chairman of the Board and Chief Executive Officer) and James McDade (Chief Financial Officer) have been approved for licensure.

•
If it were determined that the Nevada Act was violated by the Company, the registration and OILS Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.

•
Any beneficial holder of the Company’s voting securities, regardless of the number or shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of the Company’s voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

•
The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Nevada Board Chairman mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor may hold up to 19% of a Registered Corporation’s voting securities for a limited period of time and maintain such a waiver. The applicant is required to pay all costs of investigation.

•
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

•
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

•
The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. To date, the Commission has not required the Company to disclose its’ beneficial owners.

•
A Registered Corporation may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds there from are intended to be used to construct, acquire or finance gaming facilities or operations in Nevada, or to retire or extend obligations incurred for such purposes.

•
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

•
The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan or recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

•
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

•
Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with, or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability. As a result of the acquisition of GIG, the Company filed a Foreign Gaming Notification Statement and established a revolving investigation fund of $10,000 in October 2002. The Company continues to comply with ongoing foreign gaming reporting requirements regarding GIG.

The Company may also be required to make annual filings with the Attorney General of the United States in connection with the operation of the SportXction® System.

It is possible that the Company may be regulated or required to be licensed in various foreign countries or that the Company’s SportXction® System software may be required to be approved for use in such foreign countries prior to its use or operation by the Company. Although the Company is not currently aware of any such requirements, the Company has only done a limited inquiry with respect thereto. If the Company is required to be licensed or its SportXction® System software is required to be approved in any foreign countries, there is no assurance that such licensing or approval could be obtained, although the Company is not aware of any reason why it could not be so licensed or its SportXction® System software would not be approved.

SAFE HARBOR STATEMENT

Important Factors Regarding Forward Looking Statements and Other Risks

This Report on Form 10-KSB (“Report”), except for the historical information contained herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements include, without limitation, statements regarding whether the Company will offer wagering on 1,800 events during fiscal year 2007, whether the Company will add horseracing to the range of sports for which the SportXction® System may be used, whether there is a significant potential market for the Company’s horseracing product under development, whether the Company will be able to enter into additional agreements for the fully integrated system implementation and whether this new methodology will yield improved financial results, the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players to the SportXction® System for sports wagering and sports contests, the length of time that the Company will incur losses and negative cash flow, the length of time the Company’s cash resources will last and its ability to meet its cash requirements, the ability of the Company to raise additional funds or execute a strategic transaction and if it does raise additional funds, the terms and conditions thereof and the dilutive impact to existing shareholders, whether legal or regulatory requirements will inhibit marketing of the products as intended by the Company, the likelihood that the Company’s securities will continue to be listed on NASDAQ, whether the Company will enter into agreements with others for use of the SportXction® System, whether the Company will extend or renew its employment agreement with its Chief Executive Officer, whether the Company will complete product extensions to the SportXction® System and the ultimate dilutionary effect that the preferred stock, warrants and options will have on existing stockholders. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks and factors include, among others, those listed below. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates,” “plans,” “intends,” “expects,” “believes” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are inherently uncertain and are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

We will need to raise additional capital or execute a strategic transaction for us to continue our operations.

The Company must raise additional capital to fund its future operations or consider other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions. There can be no assurance that additional financing or strategic alternatives will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The Series C Preferred Stock contain certain negative covenants including limitations with respect to borrowings. Moreover, raising additional funds in the future may trigger the anti-dilution provisions in our Series C Preferred Stock and in the Company’s outstanding warrants, resulting in further dilution to existing stockholders and certain other rights to holders of the Series C Preferred Stock.

As of September 30, 2006, the Company had liquid resources totaling $2,182,000. These include cash and cash equivalents in the amount of $1,207,000 and investments in the amount of $975,000. Management believes that these resources, without any significant increase in revenues, will only be sufficient to fund operations through March 2007. Accordingly, the Company must raise additional capital or pursue strategic alternatives immediately. If the Company cannot raise additional capital within the next 90 days, its liquidity, financial condition and business prospects will be materially and adversely affected and it may have to cease operations.

There is substantial doubt about our ability to continue as a going concern due to our cash requirements which means that we may not be able to continue operations unless we obtain additional funding or execute a strategic transaction.

Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended September 30, 2006 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the financial statements states that our ability to continue operations, meet our operational goals and pursue our long-term strategy is dependent upon our raising additional capital, which raises substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There are no assurances that we can maintain our listing on The Nasdaq Capital Market, and the failure to maintain this listing could adversely affect the liquidity and price of our common stock and trigger certain provisions of the Company’s Series C Preferred Stock.

The trading of the Company’s Common Stock on NASDAQ is conditioned upon the Company meeting certain asset, capital and surplus earnings and stock price tests set forth by NASDAQ. To maintain eligibility for trading on the NASDAQ Capital Market, the Company will be required to, among other things, (i) maintain stockholders’ equity of at least $2,500,000, have a market capitalization of $35 million, or have net income from continuing operations of $500,000 in the most recently completed fiscal year or in two out of the last three most recently completed fiscal years; (ii) maintain a minimum bid price of $1.00 per share; and (iii) adhere to certain corporate governance provisions. The Company no longer satisfies the requirements in clause (i) above.

In three instances in the past, the Company has received correspondence from NASDAQ indicating that it did not meet the requirements for continued listing on the NASDAQ Capital Market. In each of those instances, the Company was able to overcome these problems, achieve compliance with the requirements for continued listing and was able to have its Common Stock continue to be listed on the NASDAQ Capital Market. But there is no assurance that the Company will now be able to achieve compliance with the listing requirements and have its Common Stock continue to be so listed.

If we fail to meet NASDAQ Capital Market’s continued listing requirements, our shares may be delisted, which could reduce the liquidity of our Common Stock, make it more difficult to raise capital, and will result in certain penalties under our Series C Preferred Stock.The effects of delisting include the limited publication of the market prices of the Company’s securities and limited news coverage of the Company. Delisting may reduce investors’ interest in the Company’s securities and materially adversely affect the trading market and prices for such securities and the Company’s ability to issue additional securities or to secure additional financing.

In the event that the Company’s shares are delisted and the Company does not promptly have its Common Stock quoted on the OTC Bulletin Board or does not use commercially reasonable efforts to have its Common Stock re-listed or re-quoted on the NASDAQ Capital Market or listed or quoted on another principal market as soon as reasonably practicable, the holders of the Series C Preferred Stock may require the Company to redeem all of their Series C Preferred Stock which will immediately become payable in cash. In the event that the Company’s shares fail to be listed or traded on the NASDAQ Capital Market or listed or quoted on another principal market for more than 10 consecutive trading days, the holders of the Series C Preferred Stock shall be entitled to either favorable redemption terms in shares of Common Stock or an increase to the dividend to 12% per annum for the Series C Preferred Stock. In addition, the Company would be unable to satisfy the quarterly dividend payments on the Series C Preferred Stock in shares of Common Stock, which would reduce the amount of cash available to fund operations.

In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock was delisted from trading on NASDAQ and the trading price of the Common Stock was less than $5.00 per share, the Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers’ written consent, prior to any transaction. If the Company’s securities were also deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, additional disclosures in connection with trades in the Company’s securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market would be required. The SEC’s regulations define a “penny stock” to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Such requirements could severely limit the liquidity of the Company’s securities.

Our success is dependant on our ability to market, and the market’s acceptance of, a single product.

The Company’s success will depend primarily on the success of a single product, the SportXction® System, and the ability of the Company and its business partners and customers to market the SportXction® System and develop a significant number of players with interest in wagering or playing contests utilizing the SportXction® System. Previously, the Company pursued an aggressive marketing and advertising campaign to introduce the SportXction® System to the gaming public in Nevada. Nonetheless, the total number of players who used the SportXction® System in Nevada was limited, and the total amount wagered through the SportXction® System in Nevada was modest, as a result of which the Company ceased its Nevada operations. To achieve commercial success, the SportXction® System, must be accepted by a significant number of gaming patrons. There can be no assurance that the SportXction® System will be accepted by its intended market. If the SportXction® System does not achieve sufficient market acceptance, the Company’s business, financial condition and results of operations would be materially and adversely affected.

We have a history of losses and the likelihood of our success depends on many factors, including some that are out of our control.

Until entering into the License Agreements with GIG in 2000, the Company was in the development stage and generated limited revenues from the SportXction® System. As of September 30, 2006 and September 30, 2005, the Company had cumulative net losses since inception of approximately $25.6 million and $20.9 million, respectively. The Company incurred a net loss applicable to common shareholders of $5.1 million during the year ended September 30, 2006.  The likelihood of the Company’s success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company’s stage of development, some of which may be beyond the Company’s control. These include, but are not limited to, the ability of the Company to operate its anticipated business; delays in commencement of operation of the SportXction® System by the Company’s business partners; the ability of the Company and its business partners to attract a sufficient number of players desirous of utilizing the SportXction® System; unanticipated problems relating to further software enhancement and development; acceptance of the SportXction® System by the wagering public; gaming regulations and gaming taxes (including those in the United States, United Kingdom and other foreign countries); the competitive and regulatory environment in which the Company operates; marketing problems; and additional costs and expenses that may exceed current estimates.

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

The Company expects to incur losses and negative cash flow at least for the fiscal year ending September 30, 2007. The Company expects revenue to increase as a result of the implementation of its integrated betting products among other reasons but can give no assurance that will occur or if it does when or whether we will again achieve profitability.

If we violate certain provisions of the Company’s Series C Preferred Stock and are forced to redeem the Preferred Stock for cash, we may not have enough cash to fund our operations and may not be able to obtain additional financing. Anti-dilution provisions of the Series C Preferred Stock may limit our ability to obtain necessary new financing.

The Company’s Series C Preferred Stock issued in August 2005 contain certain provisions and restrictions under the Company’s control, which if violated, could give the holders of the Series C Preferred Stock the right to require the Company to redeem their shares of Series C Preferred Stock for cash. If such an event occurred and a holder of the Series C Preferred Stock exercised its right to require the Company to redeem its shares, the Company might not have the cash resources to redeem such shares. Subject to certain conditions (including, among others, that the Common Stock continue to be listed on NASDAQ, which the Company cannot assure because it no longer meets the requirements for continued listing), the quarterly dividend payments on the Preferred Stock may be paid, at the Company’s option, in cash or additional shares of Common Stock. If the Company makes these payments in cash rather than additional shares of Common Stock, it would reduce the amount of cash available to fund operations. The Series C Preferred Stock also contains anti-dilution provisions which may limit the Company’s ability to obtain additional financing on favorable terms, or at all, not withstanding that the Company now needs new equity financing in order to continue operations beyond March 31, 2007. New investors would likely expect to purchase any privately placed securities at some discount to current market price. But the “full ratchet” dilution protection which the Series C Preferred Stock and certain of the outstanding warrants have would result in the conversion price of the Series C Preferred Stock being substantially reduced from the current $3.75, and the warrant exercise price being reduced from their current price, and many more shares becoming issuable upon, and potentially being sold into the market after, conversion (or exercise). This market “overhang” may deter potential new investors.

If the holders of our outstanding Series C Preferred Stock, options and warrants convert or exercise those securities, or if we elect to pay dividends on the Series C Preferred Stock with shares of our Common Stock, our existing stockholders will be significantly diluted. In addition, sales of substantial amounts of our Common Stock could cause the market price to go down.

To the extent that the shares of Series C Preferred Stock are converted and/or the options or warrants are exercised, a significantly greater number of shares of our Common Stock will be outstanding and the interests of our existing stockholders will be substantially diluted (even more if the conversion occurs after a downward adjustment to the Series C Preferred Stock conversion price). If these additional shares are sold into the market, it could decrease the market price of our Common Stock and encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our Common Stock. We cannot predict whether or how many additional shares of our Common Stock will become issuable as a result of these provisions. Additionally, we may elect to pay dividends on the Series C Preferred Stock in shares of our Common Stock, which could result in increased downward pressure on our stock price and further dilution to our existing stockholders.

We rely on a limited number of partners for our revenues.

Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 60% and 81% of revenues in the years ended September 30, 2006 and 2005. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company’s operating results.

Our sales and integration cycles with potential business partners are long and unpredictable, and may encounter unanticipated problems.

The sales and integration cycles with potential business partners for the Company’s SportXction® System are long and unpredictable. Potential business partners typically undertake a lengthy evaluation process. As a result, the Company may not recognize revenue from sales efforts for an extended period of time, if at all. Assuming an agreement is reached, the SportXction® System must then be integrated with the business partner’s technical environment. The length of time to complete the integration process may be adversely impacted by a number of factors, including the business partner’s system infrastructure, its strategic priorities and technical resources. Unanticipated problems during the integration process could result in extensive delays in launching the SportXction® System or termination of an agreement, which could materially and adversely affect the Company’s business, financial condition and results of operations.

Our international operations subject us to currency exchange risks.

A significant portion of the Company’s operations and its sales are in the United Kingdom and denominated in British Pounds. As a result, the Company’s operating results may be adversely affected by changes in exchange rates. Given the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations on the Company’s future operating results.

Our business is reliant on obtaining and retaining certain gaming licenses.

Sports wagering and wagering over the Internet is highly regulated throughout the world. The inability of the Company to obtain and/or retain any gaming licenses or other approvals that may be required could have a material adverse impact on the Company (see “Government Regulation”).

We face substantial competition in the gaming industry and may not be able keep up with future technological changes.

The Company’s SportXction® System and the business operated by the Company competes with other forms of gambling, including, but not limited to, sports wagering as currently conducted world-wide, casino games (such as traditional slot machines, video slot, poker and blackjack machines, roulette, card games, keno and craps), bingo, government-sponsored lotteries, on-and off- track betting on horses and dogs, jai alai, offshore cruise ships, riverboats, illegal wagering of all types and Native American gaming operations. The gaming industry is also subject to shifting consumer preferences and perceptions. A shift in consumer acceptance or interest in gaming could adversely affect the Company. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company’s business or that the Company will be able to develop and introduce competitive uses for its products and to bring such uses to market in a timely manner.

Our success depends significantly upon our ability to protect our intellectual property and to avoid infringing the intellectual property of third parties, which could result in costly and time-consuming litigation.

The Company regards the SportXction® System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company has two United States patents for its proprietary wagering methods and its related computer processing system. Corresponding applications have been filed in certain foreign countries some of which have been issued and some of which are pending. The Company also has a patent pending to use its technology in a fixed-odds/pari-mutuel hybrid for horse race wagering. No assurance can be given that any of the Company’s pending domestic or foreign patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, in particular in certain foreign countries, and there can be no assurance that the Company will be able effectively to protect our technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company’s business, financial condition and results of operations.

As the number of software products in the industry increases and the functionality of these products further overlap, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that the Company will not face such claims, with or without merit, in the future. Any such claims or litigation could be costly and could result in a diversion of management’s attention, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse effect on the Company’s business, financial condition and results of operations.

Our success depends on our ability to attract and retain key personnel.

The Company is dependent upon the continued efforts and abilities of its executive officers and other key personnel. The Company has entered into employment agreements with certain executive officers which have a defined term. No assurance can be given that those agreements will be extended or renewed by the Company or the employees upon expiration of their term and if not extended or renewed, whether individuals with similar backgrounds and experience could be hired to replace them. The Company does not maintain and does not intend to obtain key person life insurance on the life of any of its executive officers. The Company’s operations will also depend to a great extent on the Company’s ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company’s failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s retired founder, Barry Mindes, may have the ability to exercise effective control of our Company as he and his affiliates own and control a significant percentage of our outstanding Common Stock.

As of January 8, 2007, Barry Mindes, Mindes Family Limited Partnership, of which an entity controlled by Mr. Mindes is general partner, together beneficially own approximately 25% of the outstanding shares of Common Stock. As a result of such ownership, such stockholders may have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

The market price of our Common Stock may be highly volatile.

The market price of securities of many emerging and high technology companies has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company’s operating results, announcements by the Company or its competitors concerning technological innovations, new products or systems may have a significant impact on the market price of the Company’s securities.

Certain provisions of our Certificate of Incorporation and Delaware law may have the effect of discouraging, delaying or preventing a change of control that our stockholders may consider favorable.

The Company’s Certificate of Incorporation authorizes the issuance of 2,000,000 shares of preferred stock (of which 60,000 shares have been designated as Series A Preferred Stock, 3,000 shares have been designated as Series B Preferred Stock and 4,000 shares have been designated as Series C Preferred Stock) with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to issue such preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in the control of the Company. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.

Item 2.  Description of Property

The Company currently leases approximately 2,500 square feet of space in West Paterson, New Jersey under a lease which expires on June 30, 2007. Lease payments for this facility, at which all development and administrative functions in the United States are currently conducted, during the fiscal year ended September 30, 2006, were approximately $37,500. For the fiscal year ending September 30, 2007, lease payments for this facility are expected to be approximately $37,500. The Company also leases off-site facilities in Nevada for the storage of equipment.

The Company currently leases approximately 2,000 square feet, in London, England under a fifteen month lease which expires in July 2007. On December 4, 2006, the Company exercised the break clause within its lease to vacate these offices on February 4, 2007 at no cost. Lease payments for this facility (net of rental income), at which all development and administrative functions in England are currently conducted, during the year ended September 30, 2006, were approximately $198,000. For the fiscal year ending September 30, 2007, lease payments for this facility are expected to be approximately $123,000.

Item 3.  Legal Proceedings

See “Business - Intellectual Property”.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low sales prices for shares of the Company’s Common Stock. The quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions. The Company’s Common Stock is traded on the NASDAQ Capital Market:

Quarter	High	Low
October 1, 2004 to December 31, 2004	$4.90	$2.55
January 1, 2005 to March 31, 2005	7.32	3.97
April 1, 2005 to June 30, 2005	5.39	3.04
July 1, 2005 to September 30, 2005	4.32	1.79
October 1, 2005 to December 31, 2005	3.34	1.94
January 1, 2006 to March 31, 2006	2.83	1.82
April 1, 2006 to June 30, 2006	2.31	1.68
July 1, 2006 to September 30, 2006	1.87	1.02

The high and low sales prices on January 8, 2007 were $2.17 and $2.06, respectively.

Current Holders of Common Stock

Based upon information supplied to the Company by its transfer agent, there were approximately 50 stockholders of record of the Common Stock on January 8, 2007. The Company believes there are in excess of 1,900 beneficial owners of its Common Stock whose shares are held in “Street Name.”

Dividends

The Company has never paid cash dividends with respect to its Series A Preferred Stock, Series B Preferred Stock or its Common Stock. In January 2005, the Company declared a cash dividend with respect to its Series C Preferred Stock of $24,000. Although holders of our Series C Preferred Stock are entitled to receive dividends, we have elected to pay such dividends in cash or shares of our Common Stock, subject to certain conditions. The Company intends to retain future earnings, if any, which may be generated from the Company’s operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay cash dividends to holders of preferred stock or Common Stock; except that if the Company fails to satisfy certain conditions, it will not be permitted to pay the dividends on the Series C Preferred Stock in shares of Common Stock, but will be required to pay them in cash. Any decision as to the future payment of dividends on preferred stock or Common Stock (other than that required in respect of the Series C Preferred Stock) will depend on the results of operations and financial position of the Company and such other factors as the Company’s Board of Directors, in its discretion, deems relevant.

Issuances of Common Stock

On July 5, 2006, the Company issued 34,421 shares of Common Stock to the holders of its outstanding privately placed Series C Preferred Stock to satisfy the dividend due thereunder. These issuances were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for transactions by an issuer not involving any public offering.

On August 1, 2006, the Company issued 50,000 shares of the Company’s Common Stock to a consultant. The shares were issued in reliance on the exemption provided by Section 4(2) of the Act, for transactions by an issuer not involving any public offering.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

 The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

Overview

Interactive Systems Worldwide Inc. (“ISWI”) has designed, developed and patented an interactive hardware and proprietary software system (the “SportXction® System”) that enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis, rugby, cricket and snooker, among many others. The SportXction® System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, which player will score next, will a batter get on base or will a penalty shot be successful. The SportXction® System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

On July 31, 2002, ISWI, through a wholly-owned subsidiary, acquired all of the outstanding share capital of Global Interactive Gaming Limited (“GIG”), a British interactive gaming service provider which was previously ISWI’s exclusive licensee. GIG markets its services to interactive television carriers which employ satellite, cable and terrestrial programming, mobile telephone operators, licensed bookmakers and casinos and is located in London, England.

Since the acquisition, which transformed ISWI from a licensor to an operator of the SportXction® System, the Company has formed strategic partnerships primarily with bookmakers in the U.K and Gibraltar. A factor which will be critical to our success will be the ability of the Company and its business partners to market the SportXction® System. To achieve commercial success, the SportXction® System must be accepted by a significant number of users.

During the years ended September 30, 2006 (“Fiscal 2006”) and 2005 (“Fiscal 2005”), the Company’s revenue primarily consisted of license fees and service charges from providing interactive gaming services using the SportXction® System to business partners such as licensed bookmakers and others located in the United Kingdom, Gibraltar and Mexico.

Going Concern Considerations

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred recurring losses from operations during the year ended September 30, 2006 and has not generated positive net cash flows from operations. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing or the execution a strategic transaction to continue operations, meet its operational goals and to pursue its long term strategy. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern through at least the fiscal year ending September 30, 2007. The plan includes (i) a program to reduce costs, (ii) seeking equity financing and (iii) considering other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions.

There is no assurance, however, that the Company will be able to raise equity financing or execute a strategic transaction on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations. The failure to raise equity or execute a strategic transaction will negatively impact the Company and its growth plans and its financial condition and results of operations, and could force the Company to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of the Company’s accounting policies, including accounting for software development costs; depreciation and amortization of long-lived assets, including intangible assets and deferred income taxes require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. These estimates and judgments are subject to an inherent degree of uncertainty and are evaluated by the Company on an ongoing basis. The Company bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis in making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 “Computer Software To Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to a product or product enhancement’s achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. The Company stops capitalizing software costs relating to a particular enhancement when the enhanced product is available for general release to its customers. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $165,000 and $315,000 for the years ended September 30, 2006 and 2005, respectively.

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

See Note 3 to the Company’s Financial Statements for a full discussion of the Company’s critical accounting policies and estimates.

Results of Operations

Revenues for Fiscal 2006 were $111,000, as compared to $162,000 during Fiscal 2005. The decrease in Fiscal 2006 was primarily because the Spanish, Greek, and Turkish affiliates of Sportingbet discontinued the use of the Company’s stand-alone product during Fiscal 2006, partially offset by a new agreement with Hipodromo de Agua Caliente S.A. de C.V. (Caliente). In April 2006, the Company entered into a new agreement with Sportingbet to provide an enhanced integrated product. Subsequently, Sportingbet completed the migration of its foreign affiliates to its next generation back-end software and ceased using the Company’s stand-alone product. On December 5, 2006, the Company announced the launch of this enhanced product with Sportingbet. The Company also announced on January 9, 2007 the launch of its enhanced product with Ladbrokes eGaming Ltd. The Company believes this enhanced product will result in a significant increase to revenues following launch.

Cost of revenues for Fiscal 2006 were $377,000, as compared to $434,000 during Fiscal 2005. The decrease in Fiscal 2006 was due to lower personnel costs.

Research and development expense for Fiscal 2006 were $662,000, as compared to $1,483,000 during Fiscal 2005. The decrease in Fiscal 2006 was primarily due to certain development costs which met the criteria for capitalization, lower amortization expenses associated with capitalized product enhancements that had become fully amortized and lower payroll and technical consulting costs.

General and administrative expenses during Fiscal 2006 were $3,526,000, as compared to $3,207,000 during Fiscal 2005. The increase was primarily due to higher professional fees and increased non-cash compensation expense associated with employee stock options due to the adoption of Statement of Financial Accounting Standards No. 123(R) partially offset by lower payroll and travel expenses.

Interest expense during Fiscal 2006 was $2,000, as compared to $885,000 during Fiscal 2005. This expense has declined due to a decrease in the Company’s outstanding Debentures, which have been satisfied primarily through the issuance of shares of Common Stock. The Debentures were fully repaid in May 2006.

Other income represents changes in value associated with the registration rights agreements entered into in connection with the private placements which have been accounted for as a separate freestanding instrument in accordance with SFAS 133. See Note 4 to the Company’s financial statements for a detailed discussion.

In connection with the issuance of the Series B Convertible Preferred Stock (“Series B”) in November 2004, the Company recorded a dividend to Series B shareholders of $552,000 representing the beneficial conversion feature. In connection with the issuance of the Series C Convertible Preferred Stock (“Series C”) in August 2005, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature. In each of these issuances, the beneficial feature resulted from the difference between the effective conversion price and the quoted market price of the Company’s Common Stock at the date of issuance. These preferred stock dividends did not require the payment of cash or the issuance of additional shares of Common Stock.

Net loss and net loss per share applicable to common stock (basic and diluted) for Fiscal 2006 were $4,721,000 and $0.43, respectively, as compared to $7,314,000 and $0.71, respectively, during Fiscal 2005. The decrease is primarily due to lower interest expense, the beneficial conversion feature associated with the Series B and Series C Preferred Stock in Fiscal 2005 and lower research and development expense (as described above).

Liquidity and Capital Resources

  As of September 30, 2006, the Company had liquid resources totaling $2,182,000. These include cash and cash equivalents in the amount of $1,207,000 and investments in the amount of $975,000. Investments at September 30, 2006 consist of Auction Rate Securities issued by corporate entities with remaining auction days between 4 - 25 days.

The Company’s operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2007. The Company anticipates that, based on its current level of spending, its existing resources will be adequate to fund its capital and operating requirements through March 2007 without any significant increase in revenues. The Company has initiated several actions to reduce its payroll and consulting costs. In addition, the Company has identified additional reductions relating to payroll and rent which it expects to realize during the quarter ending March 31, 2007.

The Company is currently in discussions with several additional bookmakers, interactive television companies and mobile phone companies to provide services. There is no assurance however, that the SportXction® System will be launched as planned with additional business partners or accepted by potential users. In addition, there is no assurance that any additional agreements will be signed.

We cannot assure you that we will be able to successfully implement our plans to reduce our expenses, raise additional capital or execute a strategic transaction. We may not be able to obtain the required additional capital or execute a strategic transaction, on favorable terms, or at all. If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Capital expenditures which primarily consist of additional computer equipment are not expected to be significant and are expected to be funded from existing resources. The Company’s capital requirements may vary materially from those now planned due to a number of factors, including the rate at which the Company can introduce its system, the market acceptance and competitive position of the System and the response of competitors to the System.

Off-Balance Sheet Arrangements

None

Item 7.  Financial Statements

Interactive Systems Worldwide Inc. and Subsidiaries
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2006 and 2005	F-3

Consolidated Statements of Operations for the years ended
September 30, 2006 and 2005	F-4

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2006 and 2005	F-5 and F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Interactive Systems Worldwide Inc.

We have audited the accompanying consolidated balance sheets of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and used cash in its operating activities in fiscal 2006 and 2005. Further, the Company will require additional financing to meet its forecasted cash requirements during fiscal 2007. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EISNER LLP

New York, New York
January 10, 2007

Part I: Financial Information

Item 1. Financial Statements

Interactive Systems Worldwide Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2006 and 2005
(Amounts in thousands except share data)

	2006	2005
Current assets:
Cash and cash equivalents	$1,207	$5,655
Accounts receivable	46	41
Investments in marketable securities	975	980
Other receivables	57	14
Prepaid expenses and other current assets	138	139
Total current assets	2,423	6,829

Property and equipment, net	16	91
Capitalized software, net of accumulated amortization of $957 and $791, respectively	428	154
Other assets	305	339
Total assets	$3,172	$7,413

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$205	$201
Accrued expenses and other	794	1,126
Total current liabilities	999	1,327

Long-term debt:
Debentures, net of unamortized discount of $94	—	239
Total liabilities	999	1,566

Stockholders' Equity:
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, 60,000 Series A outstanding, 164 Series B outstanding in 2005 and 4,000 Series C outstanding ($4,000 liquidation preference)	—	—
Common stock par value $.001 per share;
20,000,000 shares authorized;
12,296,173 and 11,792,702 issued in 2006 and 2005, respectively	12	12
Additional paid-in capital	28,142	27,200
Treasury stock, at cost, 242,000 common shares	(441)	(441)
Accumulated other comprehensive income (loss)	34	(50)
Accumulated deficit	(25,574)	(20,874)
Total stockholders' equity	2,173	5,847
Total liabilities and
stockholders' equity	$3,172	$7,413

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands except share and per share data)

	Years Ended
	September 30,
	2006	2005

Revenues	$111	$162

Costs and expenses:
Cost of revenues	377	434

Research and development expense	662	1,483
General and administrative expense	3,526	3,207
	4,565	5,124

Operating loss	(4,454)	(4,962)

Interest expense, net	2	885
Other income	(3)	(25)
Net loss	(4,453)	(5,822)
Preferred Stock dividends (includes beneficial conversion feature of $1,329 in 2005)	(268)	(1,492)
Net loss applicable to common stock	$(4,721)	$(7,314)

Net loss per share applicable to common
stock - basic and diluted	$(0.40)	$(0.71)

Weighted average basic and diluted
common shares outstanding	11,844,557	10,362,019

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc.
Consolidated Statement of Stockholders’ Equity
For the Year Ended September 30, 2005
(Amounts in thousands except number of shares)

							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at September 30, 2004	60,000	$—	9,799,418	$10	$15,958	$(441)	$(26)	$(13,609)	$1,892

Issuance of 3,000 shares of Series B Preferred Stock and 4,000 shares of Series C Preferred Stock including warrants to purchase common stock through private placement, net of expenses of $648	7,000	—	—	—	6,320	—	—	—	6,320

Dividends on Series B and Series C Preferred Stock including beneficial conversion feature of $1,329	—	—	28,160	—	1,419	—	—	(1,443)	(24)

Issuance of common stock in payment of Debenture principal and interest	—	—	274,562	1	1,003	—	—	—	1,004

Issuance of common stock on conversion of Debentures	—	—	236,536	—	1,083	—	—	—	1,083

Issuance of common stock through conversion of Series B Preferred Stock	(2,836)	—	923,778	1	—	—	—	—	1

Issuance of common stock through exercise of options	—	—	209,206	—	321	—	—	—	321

Issuance of common stock through exercise of warrants	—	—	257,652	—	1,090	—	—	—	1,090

Net share settlement on cashless exercise of stock options	—	—	63,390	—	—	—	—	—	—

Issuance of stock options to consultant	—	—	—	—	6	—	—	—	6

Net loss	—	—	—	—	—	—	—	(5,822)	(5,822)

Foreign currency translation loss	—	—	—	—	—	—	(24)	—	(24)
Comprehensive loss									(5,846)
Balance at September 30, 2005	64,164	$—	11,792,702	$12	$27,200	$(441)	$(50)	$(20,874)	$5,847

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc.
Consolidated Statement of Stockholders’ Equity
For the Year Ended September 30, 2006
(Amounts in thousands except number of shares)

							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at September 30, 2005	64,164	$—	11,792,702	$12	$27,200	$(441)	$(50)	$(20,874)	$5,847

Dividends on Series B and Series C Preferred Stock	—	—	114,938	—	247	—	—	(247)	—

Issuance of common stock in payment of Debenture principal and interest	—	—	159,417	—	392	—	—	—	392

Issuance of common stock through conversion of Series B Preferred Stock	(164)	—	53,420	—	—	—	—	—	—

Issuance of common stock through exercise of options	—	—	56,742	—	44	—	—	—	44

Net share settlement on cashless exercise of stock options	—	—	68,954	—	—	—	—	—	—

Issuance of common stock to consultant	—	—	50,000	—	38	—	—	—	38

Compensation cost associated with stock options and warrants	—	—	—	—	221	—	—	—	221

Net loss	—	—	—	—	—	—	—	(4,453)	(4,453)

Foreign currency translation income	—	—	—	—	—	—	84	—	84
Comprehensive loss									(4,369)
Balance at September 30, 2006	64,000	$—	12,296,173	$12	$28,142	$(441)	$34	$(25,574)	$2,173

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,453)	$(5,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	398
Non-cash interest expense	145	774
Non-cash common stock, option and warrant charges	259	6
Non-cash amortization of debt issuance costs	38	216
Non-cash other income	(3)	(25)
Changes in assets and liabilities
Accounts receivable	(5)	(34)
Other receivables	(43)	17
Prepaid expenses and other current assets	1	19
Other assets	(4)	1
Accounts payable	4	48
Accrued expenses and other	(324)	212
Net cash used in operating activities	(4,124)	(4,190)

Cash flows from investing activities:
Purchase of investments	(2,810)	(1,946)
Proceeds from sales of investments	2,815	1,251
Purchase of property and equipment	(5)	(26)
Capitalized software	(439)	—
Net cash used in investing activities	(439)	(721)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants	—	7,000
Proceeds from issuance of common stock, options and warrants	44	1,411
Payment of dividends on Series B Preferred Stock	—	(24)
Costs associated with private placements	—	(648)
Net cash provided by financing activities	44	7,739

Net (decrease) increase in cash and cash equivalents	(4,519)	2,828
Effect of exchange rate on cash	71	(5)
Cash and cash equivalents, beginning of year	5,655	2,832
Cash and cash equivalents, end of year	$1,207	$5,655

Non-cash financing activity:
Issuance of warrants to finder and placement agent in connection with private placements	$—	$298
Beneficial conversion feature of Series B and Series C Preferred Stock	$—	$1,329
Debentures converted into common stock	$—	$1,083
Issuance of common stock in relation to principal payments on Debentures	$333	$750
Issuance of common stock in relation to dividend payments on Series B and
Series C Preferred Stock	$247	$90

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(1) Description of Business

Interactive Systems Worldwide Inc. (“ISWI”) developed an interactive, client/server based computer system for purposes of wagering on sporting events. On July 31, 2002, ISWI acquired all of the outstanding share capital of Global Interactive Gaming Limited (“GIG”), a United Kingdom company, which had been the Company’s exclusive licensee and was a development stage company. This acquisition transformed ISWI from a licensor to an operator of the computer system. Subsequent thereto, ISWI's activities through GIG consist of generating revenue by providing interactive gaming services using the SportXction® System to business partners such as licensed bookmakers and others located in the United Kingdom and Gibraltar.

The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc., its wholly owned subsidiaries, ISW Acquisition Co., LLC, and Global Interactive Gaming Limited and its subsidiaries (collectively the “Company”). All significant intercompany balances and transactions have been eliminated.

(2) Basis of Preparation

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses and used cash in its operating activities during the years ended September 30, 2006 and 2005. In addition, the Company requires additional financing to meet its forecasted cash requirements and continue operations during fiscal 2007. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern through at least the fiscal year ending September 30, 2007. The plan includes (i) a program to reduce costs, (ii) seeking equity financing and (iii) pursuing other strategic transactions. There is no assurance, however, that the Company will be able to raise equity financing or execute a strategic transaction on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

The Company’s ability to continue as a going concern is contingent upon obtaining adequate financing to meet its funding requirements and ultimately generating sufficient revenue and achieving profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Summary of Significant Accounting Policies

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
September 30, 2006 and 2005

(3) Summary of Significant Accounting Policies (continued)

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

Investments:

Investments at September 30, 2006 consist of Auction Rate Securities issued by corporate entities. These securities are debt securities classified as trading securities in accordance with Statement of Financial Accounting Standard 115, “Accounting for Investments in Debt and Equity Securities.” Trading securities are recorded at fair value with changes in fair value recorded in earnings. At September 30, 2006, the remaining auction days for these securities were between 4 - 25 days. Investments at September 30, 2005, consist of certificates of deposit which are stated at cost plus accrued interest which approximates market.

Software Development Costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 “Computer Software To Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. Capitalized costs relate to product enhancements to the SportXction® product which had achieved technological feasibility. The Company stops capitalizing software costs relating to a particular enhancement when the enhanced product is available for general release to its customers. Amortization of capitalized amounts, which begins with the enhanced product’s availability for general release to a customer, has been computed on a straight-line basis and an estimated economic life of 3 years and amounted to $165,000 and $315,000 for the years ended September 30, 2006 and 2005, respectively.

At each balance sheet date, the Company compares unamortized capitalized software costs to net realizable value on a project-by-project basis and writes off any excess of the unamortized cost over the net realizable value.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(3) Summary of Significant Accounting Policies (continued)

Revenue Recognition:

The Company's revenue during the years ended September 30, 2006 and 2005 consisted of license fees and service charges for the use of the SportXction® product from service agreements with bookmakers and interactive content providers located in the United Kingdom, Gibraltar and Mexico. Revenue consists primarily of service charges calculated based on a percentage share of net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

Fair Value of Financial Instruments:

SFAS No.107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties and requires disclosure of the fair value of certain financial instruments. Investments are carried at fair value or at amounts which approximate fair value. The Company believes that there is no material difference between the fair value and the reported amounts of other financial instruments in the balance sheets due to the short term maturity of these instruments, or with respect to outstanding Debentures at September 30, 2005, stated interest rate approximated then current borrowing rates available to the Company.

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

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(3) Summary of Significant Accounting Policies (continued)

Accounting for Stock Based Compensation:

Prior to October 1, 2005, the Company accounted for its stock-based compensation to employees in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was reflected in the Statement of Operations for the year ended September 30, 2005, as all options granted under the Company’s stock option plans described in Note 6 had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R) and (c) compensation costs for share-based awards modified, repurchased or cancelled after such date. Results for prior periods have not been restated.

Stock-based employee compensation costs charged to operations during the year ended September 30, 2006 amounted to $175,000. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s net loss for the year ended September 30, 2006 is $6,000 lower than if it had continued to account for share-based compensation under Opinion 25. This results from a change in the method of measurement of compensation cost under Statement 123(R) arising from a modification which extended the life of options held by an officer (see Note 7).

Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the year ended September 30, 2005 would have been increased to the pro forma amounts indicated below (amounts in thousands):

Net loss - as reported	($5,822)
Total stock-based employee compensation expense
determined under fair value based method,
net of related tax effects	100
Net loss - pro forma	($5,922)

Net loss per share applicable to common stock
basic and diluted - as reported	($0.71)
Net loss per share applicable to common stock
basic and diluted - pro forma	($0.72)

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Financial Statements
September 30, 2006 and 2005

(3) Summary of Significant Accounting Policies (continued)

Accounting for Stock Based Compensation:

The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 2006 and 2005, respectively: expected dividend yield 0.0% (in both periods), risk free interest rate of 4.43% and 3.91%, expected volatility of 68% (in both periods) and an expected life of 5 years (see Note 7 relating to modification) and 7 years. The weighted average fair value of options granted in 2006 and 2005 was $1.72 and $2.23, respectively. Expected volatilities are based on historical volatility of the Company’s stock price. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that performance is complete. During the years ended September 30, 2006 and 2005, the Company recognized compensation expense of $84,000 and $6,000, respectively, which was charged to general and administrative expense in relation to options, warrants and common stock which were granted to consultants.

Basic and Diluted Net Loss per Common Share:

Basic and diluted net loss per common share is computed by dividing net loss as increased by cumulative preferred stock dividends by the weighted average number of common shares outstanding during the period. In computing diluted net loss per share for Fiscal 2006 and 2005, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and Debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	2006	2005
Stock options	1,064,191	1,166,480
Stock warrants	1,765,825	1,615,825
Convertible Debentures	—	72,780
Convertible Preferred Stock (a)	1,066,667	1,120,359
Total	3,896,683	3,975,444

(a)
Excludes Series A Preferred Stock convertible on a cashless basis as number of common shares obtainable upon conversion is based upon market price of common stock and no shares are obtainable until the common stock exceeds $15.00 per share (see Note 5).

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Financial Statements
September 30, 2006 and 2005

(3) Summary of Significant Accounting Policies (continued)

Comprehensive Loss:

Comprehensive loss consists of net loss adjusted for the results of certain stockholders' equity changes not reflected in net loss such as the gain or loss on foreign currency translation.

Foreign Currency Translation:

The functional currency of GIG, ISWI's United Kingdom subsidiary, is the pound sterling. GIG's assets and liabilities are translated at the exchange rate at the balance sheet date and its revenue and expenses are translated at the weighted average rate for the period. Gains or losses from translation adjustments are recorded in the accumulated other comprehensive loss section of stockholders’ equity.

(4) Private Placements

On November 24, 2003, the Company entered into a financing agreement relating to a $3.9 million private placement with institutional investors consisting of $2.6 million of 7.5% Convertible Debentures (“Debentures”) and $1.3 million for 390,390 shares of the Company’s Common Stock ($3.33 per share). The investors also received warrants (“Investor Warrants”) that expire in November 2008 to purchase 281,250 shares of Common Stock at $4.58 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $3,435,000. In addition, a finder in connection with the private placement received warrants to purchase an aggregate of 95,808 shares of Common Stock at $5.06 per share, which were valued at $274,000 using the Black Scholes option pricing model on the date of issuance. The proceeds as well as the costs and expenses of the transaction were allocated to debt and equity based on their relative fair values. The expense amount allocated to equity was recorded as a reduction of additional paid in capital and the amount allocated to debt was amortized over the life of the Debentures. The Debentures have been repaid in full and thus there are currently no remaining Debentures outstanding.

On November 12, 2004, the Company entered into a financing agreement relating to a $3.0 million private placement with institutional investors consisting of 3,000 shares of the Company’s newly issued Series B Convertible Preferred Stock (“Series B”). Series B had a stated value of $1,000 per share, was non-voting and was initially convertible into the Company’s Common Stock at $3.07 per share, subject to adjustment. The investors also received warrants that expire in November 2009 to purchase 513,172 shares of Common Stock at $3.36 per share, subject to adjustment which were valued at $681,000 using the Black Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $2.6 million.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(4) Private Placements (continued)

The Series B was initially convertible into an aggregate of 977,470 shares of Common Stock. In connection with the issuance of the Series B, the Company recorded a dividend to Series B shareholders of $552,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company’s Common Stock at the date of issuance. In addition, holders of Series B were entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company’s option. During the year ended September 30, 2005, holders of the Series B converted 2,836 shares of Series B into 923,778 shares of Common Stock. During the year ended September 30, 2005, the Company declared dividends of $114,000 on the Series B, $90,000 of which were satisfied by the issuance of 28,160 shares of Common Stock and $24,000 was paid in cash. A placement agent in this transaction received a cash fee of $180,000 and warrants to purchase 102,740 shares of the Company’s Common Stock expiring in May 2010 which are exercisable at $3.50 per share. The warrants were valued at $166,000 using the Black Scholes option pricing model. In October 2005, investors converted their remaining 164 outstanding shares of Series B into 53,420 shares of Common Stock. In addition, in October 2005, the Company declared dividends of $6,000 on the Series B which were satisfied by the issuance of 2,401 shares of Common Stock.

On August 3, 2005, the Company entered into a financing agreement relating to a $4.0 million private placement with institutional investors consisting of 4,000 shares of the Company’s newly issued Series C Convertible Preferred Stock (“Series C”). Series C has a stated value of $1,000 per share is non-voting and is initially convertible into the Company’s Common Stock at $3.75 per share subject to adjustment. The investors also received warrants that expire in August 2010 to purchase 557,103 shares of Common Stock at $3.95 per share, subject to adjustment which were valued at $929,000 using the Black Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $3.7 million.

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company’s Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company’s option. During the year ended September 30, 2006, the Company declared dividends of $240,000 on the Series C which were satisfied by the issuance of 112,537 shares of Common Stock. As of September 30, 2006, unpaid cumulative dividends on the Series C amounted to $60,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010 which are exercisable at $4.38 per share. The warrants were valued at $132,000 using the Black Scholes option pricing model.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(4) Private Placements (continued)

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series C for cash. For certain other events, such holder would have the right to require the Company to redeem the Series C for the Company’s Common Stock or increase the dividend on the Series C to 12% per annum. In addition, the Series C, investor warrants and placement agent warrants are subject to certain anti-dilution protection. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

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

The Company accounts for the registration rights agreements as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other income. The liability amounted to $27,000 and $30,000 at September 30, 2006 and 2005, respectively, and is included in accrued expenses.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(5) Debt

The 7.5% Debentures were convertible into shares of Common Stock at $4.58 per share subject to adjustment (initially 567,686 shares), and were repayable in 24 equal monthly installments ($108,333) which began in May 2004 with interest payable quarterly. Under the terms of the transaction, and subject to certain conditions, the Company may make periodic interest and principal payments in shares of the Company’s Common Stock valued at a discount from the weighted average market price prior to such payments. During the year ended September 30, 2005, investors converted $1,083,333 of their outstanding Debentures into 236,536 shares of the Company’s Common Stock. In connection with these conversions, the Company accelerated the amortization of $315,000 of the related discount recorded upon issuance of theDebentures and $127,000 of debt issuance costs which were recorded as additional interest expense. During the years ended September 30, 2006 and 2005, 159,417 and 274,562 shares of Common Stock were issued, respectively, in satisfaction of principal and interest payments on the Debentures. Such shares were accounted for based on their quoted market price at the date of issuance. As the Company intended to pay the required principal payments during the year ended September 30, 2006 amounting to $333,333 by issuing common shares, such amount has not been classified as a current liability in the accompanying balance sheet at September 30, 2005. The final principal payment on the Debentures occurred in May 2006 and as of September 30, 2006, none of such Debentures were outstanding.

(6) Preferred Stock

The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company’s Common Stock at $15 per common share on a cashless basis and is redeemable by the Company on such date for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a non-cumulative dividend of 6% per annum if and when declared by the Board of Directors. Series A has no liquidation preference. See Note (4) - Private Placements regarding the Company’s Series B and Series C Preferred Stock.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(7) Stock Options

In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan provides for the grant of incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”). On May 24, 2005, the term of the 1995 Plan expired and thus, no additional options may be granted under this plan. In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan, as amended, is substantially similar to the 1995 Plan, except that there are 1,500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee. On October 24, 2006, the term of the 1996 Plan expired; thus no additional options may be granted under this plan. In January 2006, the Board of Directors adopted and in March 2006 the stockholders approved the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan is substantially similar to the 1995 and 1996 Plans, except that there are 500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder, plus any shares subject to the 1,172,669 options under the 1995 Plan and 1996 Plan which were outstanding at March 30, 2006 that expire or terminate. Through September 30, 2006, 4,534 shares which were subject to options which were outstanding at March 30, 2006 under the 1995 Plan and 1996 Plans expired.

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

Activity related to the 1995, 1996 and 2006 Plans for the year ended September 30, 2006  is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at September 30, 2005	1,166,480	1.45
Granted	228,691	1.64
Exercised	(169,755)	0.73
Forfeited or expired	(161,225)	1.64
Outstanding at September 30, 2006	1,064,191	1.58	4.3	$373,000
Vested or expected to vest	1,026,191	1.53	4.2	$373,000
Exercisable at September 30, 2006	866,191	1.36	3.3	$373,000

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(7) Stock Options (continued)

The total intrinsic value of options exercised during the year ended September 30, 2006 was $201,000. As of September 30, 2006, there was $257,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2 years. During the quarter ended December 31, 2005, the Company effectively extended the contractual life of 90,691 fully vested share options held by an officer by canceling existing options and replacing them with new options at the same exercise price. As a result of that modification, the Company recognized additional compensation expense of $6,000 for the year ended September 30, 2006, measured as the excess of the fair value of the new options over the fair value of the cancelled options as of the cancellation date.

(8) Warrants

At September 30, 2006, outstanding warrants to acquire shares of the Company’s Common Stock consist of the following:

Expiration Date	Exercise Price	Common Shares

11/24/08	4.58	281,249
11/24/08	5.06	95,808
5/15/09	2.13	150,000	(a)
11/12/09	3.36	513,172
5/13/10	3.50	102,740
8/3/10	3.95	557,103
8/3/10	4.38	65,753
		1,765,825

(a) granted to consultant during the year ended September 30, 2006

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(9) Property and Equipment

Property and equipment at September 30, 2006 and 2005 consist of the following:

	2006	2005

Furniture and fixtures	$62,000	$62,000
Building and improvements	118,000	118,000
Computer equipment	252,000	246,000
	432,000	426,000
Less accumulated depreciation and amortization	(416,000)	(335,000)
	$16,000	$91,000

During the year ended September 30, 2005, the Company wrote-off $1,348,000 of fully depreciated computer equipment which was no longer in use.

(10) Accrued Expenses and Other

Accrued expenses and other at September 30, 2006 and 2005 consist of the following:

	2006	2005

Professional fees	$229,000	$108,000
Payroll and related costs	526,000	891,000
Other	39,000	127,000
	$794,000	$1,126,000

(11) Taxes

The sources of loss for the years ended September 30, 2006 and 2005 consist of the following:

	2006	2005

United States	($2,489,000)	($4,061,000)
United Kingdom	(1,964,000)	(1,761,000)

	($4,453,000)	($5,822,000)

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(11) Taxes (continued)

The income tax benefit for the years ended September 30, 2006 and 2005 differed from the amounts computed by applying the federal income tax rate of 34% to pre-tax loss as a result of the following:

	2006	2005

Computed benefit at 34%	($1,514,000)	($1,980,000)
State tax benefit net of federal effect	(267,000)	(349,000)
Potential benefits from net operating loss carryforward in United States and United
Kingdom which are not being recognized	1,815,000	2,410,000
Other	(34,000)	(81,000)
Income tax benefit	$—	$—

The tax effects of temporary differences and loss carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 30, 2006 and 2005 are presented below:

			2006	2005
Deferred tax assets:
Federal and state net operating loss carryforward			$5,867,000	$4,579,000
United Kingdom net operating loss carryforward			8,119,000	6,846,000
Tax basis for capitalized license fees paid to
the Company by GIG prior to acquisition			4,107,000	3,883,000
Property and equipment			328,000	298,000
Employee compensation and benefits			179,000	335,000
Total gross deferred tax assets			18,600,000	15,941,000
Deferred tax liabilities:
Capitalized software			(171,000)	(62,000)
Net deferred tax asset			18,429,000	15,879,000
Less valuation allowance	(a	)	18,429,000	15,879,000
Net deferred tax asset			$0	$0

(a)	Includes $12,420,000 and $10,900,000 in 2006 and 2005, respectively, applicable to subsidiary in United Kingdom.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(11) Taxes (continued)

As of September 30, 2006, the Company had a net operating loss carryforward of approximately $14,667,000 for Federal and state income tax reporting purposes available to offset future Federal taxable income through the year 2026 and future state taxable income through the year 2013, which may be subject to an annual limitation on its utilization under Section 382 of the Internal Revenue Code. In addition, GIG had a net operating loss carryforward of approximately $27,064,000 which is available to offset future taxable income in the United Kingdom. As the Company is unable to conclude that it is more likely than not that the benefits of the carryforwards and deductible temporary differences will be realized it has provided a valuation allowance to offset the related deferred tax asset.

(12) Commitments and Contingencies

(a) The Company leases office facilities and equipment under operating leases expiring through June 2007. The remaining minimum rental commitments under the leases at September 30, 2006 amounted to $206,000.

Rent expense under operating leases during 2006 and 2005 was $300,000 and $324,000, respectively. On December 4, 2006, the Company exercised the break clause within its lease to vacate its offices in London, England on February 4, 2007 at no cost. Rent expense (net of rental income) for this space amounted to $198,000 during 2006.

(b)  The Company entered into an employment agreement with one of its employees. The agreement, which expires in June 2007, provides for minimum compensation and certain benefits. Compensation expense recognized under this agreement during the years ended September 30, 2006 and 2005 was $285,000 and $300,000, respectively. The agreement also provides for severance payments upon certain events, as defined.

(c) In October 2002, GIG was issued a Certificate of Registration for value added tax (“VAT”) by HM Customs and Excise (“Customs”), with an effective date of May 2001, which required it to charge VAT on its sales and allowed it to recover VAT on its eligible business costs. In November 2002, GIG filed a tax return for a refund of $1,073,000 due to the overpayment of VAT taxes which it received in January 2003. In November 2005, Customs issued a “protective” VAT assessment against GIG for the VAT refunded to GIG plus interest. In January 2006, GIG filed an appeal with the VAT Tribunal. In March 2006, Customs withdrew its assessment against GIG and agreed to pay certain costs incurred in GIG’s appeal.

 Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2006 and 2005

(13) Concentration of Revenues

Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 60% and 81% of revenues in the years ended September 30, 2006 and 2005, respectively. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company’s operating results.

(14) Related Party Transactions

During the year ended September 30, 2006, the Company paid $29,000 in consulting fees to Barry Mindes, the founder and former Chairman of the Board and Chief Executive Officer of the Company. In addition, the Company entered into a consulting agreement in September 2006 with Vincent Caldwell, a director of the Company, under which the Company paid Mr. Caldwell $30,000 in consulting fees ($7,500 per month) through December 2006.

(15) Fourth Quarter Adjustment (Unaudited)

The Company recorded an adjustment in the fourth quarter of fiscal 2006 to capitalize software development costs amounting to $342,000 ($0.03 per share) which had previously been incorrectly charged to research and development expense during the previous interim quarters of fiscal 2006. The effect on the previous interim quarters was not material to any individual quarter.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Set forth below is certain information, as of January 8, 2007, regarding the directors, executive officers and key personnel of the Company.

Name	Age	Positions with the Company
Bernard Albanese	59	Chairman of the Board, Chief Executive Officer, President and Director
Vincent Caldwell	45	Director
Bruce Feldman	58	Director
Harold Rapaport	84	Director
Philip Rule	70	Director
James McDade	40	Vice President - Chief Financial Officer
Andrew Harbison	48	Vice President - Software Development
Stephen Salmon	42	Chief Operating Officer of the Company’s Subsidiary, Global Interactive Gaming Ltd. (“GIG”)

Bernard Albanese has served as Chairman of the Board of the Company since March 2006, as Chief Executive Officer of the Company since January 2006, as President of the Company since September 1996, as Treasurer between July 1995 and March 2002, as Vice President-Systems from July 1995 until August 1996, and as a director since October 1996. From 1993 to 1995, Mr. Albanese was Vice President—Operations of Advanced Data Systems Inc., a provider of medical-related computer systems, in which position he was responsible for all installation, training and telephone support for an installed base of over 1,000 customers. Mr. Albanese was a co-founder of Script Systems Inc. and was its Executive Vice President until 1993. From 1980 to 1986, Mr. Albanese served as Vice President of Information Industries, Inc., in which position he was responsible for, among other things, software development for the Midwest Stock Exchange and other large projects.

Vincent Caldwell has served as a director of the Company since March 2006. Mr. Caldwell is an executive with over 25 years of experience in the gaming industry. He was instrumental in building and managing several gaming companies in the U.S., U.K. and Ireland. He currently serves as Executive Business Development Manager and Player Development Manager for US Off-Track LLC. Previously, he was the founder, Chairman and Managing Director of betinternet.com PLC, a publicly traded company on the AIM market of the London Stock Exchange. He also was the General Manager of a number of retail betting shops for Stanley Leisure PLC and Joe Jennings in the U.K. and was the owner and operator of several retail betting shops in Ireland. Mr. Caldwell is a frequent speaker at gaming industry events and was the Chairman of a U.K. Bookmakers Association between 1998 and 2003.

Bruce Feldman has served as a director of the Company since March 2004. Mr. Feldman is a senior partner of Feldman Sablosky Massoni & Co., a public accounting firm where he has served since 1989. Mr. Feldman has extensive experience assisting companies with their S.E.C. filings, has worked with several companies in their initial public offerings and has over thirty years experience in the practice of public accounting. Mr. Feldman is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Public Accountants.

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

Philip Rule has served as a director of the Company since March 2006. Mr. Rule is a technology and software executive with over 35 years experience. Mr. Rule is currently the Non-executive Chairman of Safe Computing Ltd., a software firm in England as well as the Non-executive Chairman of Rule Financial Ltd, an information technology consulting firm in London. In the early 1970s, Mr. Rule founded Safe Computing Ltd in partnership with the Chubb Group. Over the next several decades, he developed Safe Computing into a leading supplier in its market sectors. Mr. Rule has been a non-executive director of Kode International plc, an electronics group, and United Computing and Technology Holdings Plc, a venture capital company, as well as a number of private companies providing computer services. Mr. Rule has written numerous articles and has lectured extensively in the UK and Europe.

Andrew Harbison has served as Vice President - Software Development of the Company since October 1996. From June 1995 to October 1996, Mr. Harbison served as Manager of Software Development of the Company. From 1993 to 1995, Mr. Harbison served as Vice President of Programming of Infomed Holdings, Inc., in which position he was in charge of the programming and data conversion department consisting of 25 individuals involved in developing computer systems for medical billing, clinical records and managed care systems.

James McDade has served as Vice President - Chief Financial Officer since July 2002. From 2000 to 2001, Mr. McDade served as Chief Financial Officer of Uvine.com Ltd., a U.K.-based company, where he was also a Director. From 1999 to 2000, he served as Assistant Director with PricewaterhouseCoopers in London, England. From 1988 to 2000, Mr. McDade held several positions with PricewaterhouseCoopers in both the U.S. and U.K., primarily as a reorganization and corporate finance consultant.

Stephen Salmon served as Chief Operating Officer of GIG from July 2004 until January 12, 2007. Mr. Salmon joined GIG in November 2001 and resigned effective January 12, 2007. From August 2000 to November 2001, Mr. Salmon was a founding member and Acting Head of Consulting for SmashedAtom. SmashedAtom was a joint venture interactive TV company between Telewest and Stanford Research Institute. From 1998 to 2000, Mr. Salmon worked for Stanford Research Institute Consulting Ltd as a Principal Consultant and Head of Voice Professional Services. From 1996 to 1998, Mr. Salmon was a Managing Consultant for Bossard Consultancy, which was taken over by Gemini Consultancy (now CGEY).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own beneficially more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of such stock with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or filed with the SEC and written representations that no other reports were required, other than Mr. Caldwell, who filed a Form 3 late, and Mr. Albanese, who filed a Form 4 late, its directors, executive officers and greater than 10% stockholders complied with these requirements during the fiscal year ended September 30, 2006.

Code of Ethics

The Company has adopted a code of ethics and business conduct that applies to its principal executive officer, principal financial and accounting officer and other employees. The Code of Ethics and Business Conduct is available on the Company’s website at www.isw.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment or waiver of the code with respect to its principal executive officer or principal financial or accounting officer by posting such information on the Company’s website.

Item 10. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended September 30, 2006, 2005 and 2004 to Barry Mindes, the Company’s Chief Executive Officer through December 31, 2005, Bernard Albanese, the Company’s Chief Executive Officer since January 1, 2006 and to executive officers and key personnel, whose annual base salary and bonus compensation exceeded $100,000 for the last completed fiscal year.

Summary Compensation Table

		Annual Compensation (1)		Long Term Compensation
				Awards		Payouts
Name and Principal Positions	Year	Salary	Bonus	Securities Underlying Options		All Other Compensation
		($)	($)	(#)		($)
Barry Mindes (2)	2006	94,231	-0-	-0	-	350,000	(2)
Chief Executive Officer	2005	350,000	-0-	-0	-	-0	-
and Chairman of the Board	2004	350,000	-0-	-0	-	-0	-

Bernard Albanese (3)	2006	286,154	-0-	90,691		-0	-
Chief Executive Officer	2005	300,000	-0-	-0	-	-0	-
and Chairman of the Board	2004	300,000	-0-	-0	-	-0	-

Andrew Harbison (4)	2006	179,550	-0-	-0	-	-0	-
Vice President-Software	2005	173,631	-0-	5,000		-0	-
Development	2004	168,462	-0-	-0	-	-0	-

James McDade (5)	2006	149,462	-0-	24,000		-0	-
Vide President-Chief	2005	141,000	-0-	30,000		-0	-
Financial Officer	2004	127,692	-0-	-0	-	-0	-

Stephen Salmon (6)	2006	189,221	-0-	-0	-	-0	-
Chief Operating Officer of	2005	182,292	-0-	30,000		-0	-
GIG	2004	162,167	-0-	30,000		-0	-

(1)
Excludes personal benefits which did not exceed the lesser of $50,000 or 10%, on annual basis, of such person’s salary and bonus. No person listed in the Table received benefits or other annual compensation during the years shown that exceeded the lesser of $50,000 or 10% of such person’s salary and bonus. (See “Employment Agreements” for a description of the employment agreements between the Company and each of Messrs. Mindes and Albanese, including the benefits payable thereunder.)

(2)
The employment agreement between Mr. Mindes and the Company terminated in accordance with its terms on December 31, 2005 and was not renewed. In accordance with the terms of such Agreement, Mr. Mindes received a $350,000 severance payment in January 2006. Mr. Mindes resigned as Chairman of the Board and a director on February 8, 2006.

(3)
Mr. Albanese became Chief Executive Officer of the Company on January 1, 2006. Prior to that, he was President of the Company. On October 20, 2005, the Company effectively extended the term of 90,691 vested share options held by Mr. Albanese by canceling existing options to purchase the Company’s common stock and replaced them with new options at the same exercise price.

(4)	On June 1, 2005, Mr. Harbison was granted options to purchase 5,000 shares of the Company’s Common Stock at an exercise price of $3.92 per share.

(5)
On March 30, 2006, Mr. McDade was granted options to purchase 24,000 shares of the Company’s Common Stock at an exercise price of $3.92 per share. On November 29, 2004, Mr. McDade was granted options to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $3.04 per share.

(6)
On August 2, 2004, Mr. Salmon was granted options to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $3.49 per share. On November 29, 2004, Mr. Salmon was granted options to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $3.04 per share. Mr. Salmon resigned on January 12, 2007.

Stock Option Tables

Option Grants in Last Fiscal Year

The following table sets forth for the fiscal year ended September 30, 2006, the options to purchase Common Stock granted to the executives named below.

		Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise Price ($/Sh) (2)	Market Price on Date of Grant		Expiration Date
Barry Mindes	-0-	-0-	-0-	N/A		N/A
Bernard Albanese	90,691	53.8%	$0.73	$2.63	(2)	4/30/2007
Andrew Harbison	-0-	-0-	-0-	N/A		N/A
James McDade	24,000	14.2%	$2.28	$2.28		3/30/2016
Stephen Salmon	-0-	-0-	-0-	N/A		N/A

(1)
During the fiscal year ended September 30, 2006, the Company granted a total of 168,691 options to employees under the 1996 Stock Option Plan and no options were granted to employees under the 1995 Stock Option Plan or the 2006 Stock Option Plan. The total number of options granted in the fiscal year ended September 30, 2006 was used in calculating the percentages set forth above.

(2)
The exercise price for the grant to Mr. Albanese is equal to the exercise price of the options which this grant replaced (See Note 3 to Summary Compensation Table). The exercise price for all other grants of stock options is equal to the fair market value of the Common Stock on the date of the grant of such options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth, as of September 30, 2006, information concerning outstanding options to purchase Common Stock held by the executives named below.

			Number of Securities Underlying Unexercised Options at September 30, 2006		Value of Unexpected “In the Money” Options at September 30, 2006 ($)(1)
Name	Shares Acquired on Exercise	Value Realized (2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Barry Mindes	-0-	-0-	-0-	-0-	-0-	-0-
Bernard Albanese	75,576	$95,732	290,691	-0-	$187,481	-0-
Andrew Harbison	18,138	$23,706	95,000	-0-	$47,040	-0-
James McDade	5,000	$2,450	60,000	34,000	-0-	-0-
Stephen Salmon	-0-	-0-	48,000	20,000	-0-	-0-

(1)
Options are “in-the-money” at the fiscal year-end if the fair market value of the Common Stock on such date exceeds the exercise price of the option. The last sales price of the securities underlying the options on September 30, 2006, was $1.50 per share.

(2)	Value realized is the closing market price of the Common Stock on the date of exercise less the option price, multiplied by the number of shares acquired, or that could be acquired, on exercise.

Employment Agreements

The Company entered into an employment agreement with Barry Mindes dated as of December 30, 2003, for the period from January 1, 2004 through December 31, 2005, pursuant to which (i) Mr. Mindes was to receive a base salary of not less than $350,000 per annum; (ii) such salary increases, bonuses or other incentive compensation as may be approved by the Board; (iii) such health and life insurance and other fringe benefits as may be provided to other executives of the Company; (iv) six weeks of vacation each year; (v) the use of a leased automobile including all operating, maintenance and insurance expenses; and (vi) severance equal to one year’s base salary and continuation of fringe benefits for one year after the end of the term of the Agreement. In addition, in lieu of participating in the health insurance program provided by the Company, Mr. Mindes may elect to participate in other health insurance (including Medicare), in which case the Company shall pay or reimburse him for (i) any deductible or co-payments required to be paid by him, (ii) any medical or hospitalization costs not reimbursed to him by such other health insurance (and/or Medicare) and (iii) the premiums for his existing life insurance policies in the amount of $200,000, provided that the aggregate payment or reimbursement per annum to which he shall be entitled for all of the foregoing during the term of the Agreement shall not exceed $13,400. Mr. Mindes’ base salary in 2005 was $350,000 per annum. As previously reported, Mr. Mindes decided not to renew his employment agreement, so it terminated in accordance with its terms on December 31, 2005, and accordingly he received a $350,000 severance payment shortly after the expiration date and is entitled to continuation of the health, life insurance and other fringe benefits mentioned above for one year from the expiration date and continued use of the leased automobile until the expiration of the then existing lease. The Company entered into a one-year consulting agreement with Barry Mindes which expires on June 30, 2007 (See “Item 12. Certain Relationships and Related Transactions”).

The Company entered into an employment agreement with Bernard Albanese dated as of June 27, 2006, for the period from July 1, 2006 through June 30, 2007, pursuant to which Mr. Albanese receives (i) a base salary of not less than $240,000 per annum; (ii) certain incentive compensation bonuses dependent on the Company achieving certain revenue targets ($30,000 per $1 million of revenue realized by the Company and its subsidiaries on a consolidated basis during the one-year term of the Agreement, up to a maximum bonus of $120,000); (iii) such salary increases, bonuses or other incentive compensation as may be approved by the Board; (iv) such health and life insurance and other fringe benefits as may be provided to other executives of the Company; (v) four weeks of vacation each year; and (vi) severance equal to $300,000 and continuation of fringe benefits for one year, in the event (a) the Company requests that he relocate and, as a consequence, he voluntarily terminates his employment, or (b) the Company terminates his employment other than for “cause” (as defined in the Agreement) or if his employment terminates as a result of his death or disability during the term or after the term but while he continues to be employed by the Company, or (c) upon expiration of the term of the Agreement without the Agreement being renewed or replaced. If during the term of the Agreement, (x) the Company terminates Mr. Albanese’s employment other than for cause or (y) Mr. Albanese voluntarily terminates his employment following a request that he relocate, he will also be entitled to another $300,000 less the base salary and bonus he was paid during the one-year term of the Agreement. In addition, in the event of a “change of control” (as defined in the Agreement) of the Company, followed by termination of his employment either (i) by the Company, other than as a result of death or disability or for cause, or (ii) by him for “good reason” (as defined in the Agreement), he is entitled to (a) if termination occurs during the term, continued payment of base salary and benefits until the end of the term but not for less than one year, or (b) if termination occurs after the term, but while he is still employed by the Company, payment of one year’s base salary and continuation of benefits for one year. Mr. Albanese is also entitled, at the Company’s expense, to the use of a leased automobile, including all operating, maintenance and insurance expenses. The Agreement also provides that if his employment terminates for any reason whatsoever, including his death or disability, other than by the Company for cause or by him voluntarily (other than as permitted by the Agreement), all stock options theretofore granted to him which have not become exercisable shall vest and become exercisable and remain exercisable in accordance with the Company’s 1995 and 1996 Stock Option Plans and related stock option agreements, as applicable. The Agreement also provides that Mr. Albanese has the right, in his discretion, to voluntarily retire from the Company and upon such retirement he is entitled to receive $300,000 and continuation of his benefits for a period of one year.

Each of Messrs. Mindes and Albanese has entered into agreements restricting competitive activities for 12 months following termination of their employment and prohibiting disclosure of confidential information of the Company.

The Company entered into a letter agreement with James McDade dated as of April 27, 2004, pursuant to which Mr. McDade agreed to continue to perform his functions consistent with his background and experience for a period of six months following a “change of control” (as defined in the 1996 Stock Option Plan) of the Company. In addition, if within one year following a change of control, Mr. McDade’s employment is terminated for any reason other than for “cause”, the Company must provide either six months notice of termination or six months severance equivalent to his base salary or a combination thereof. Mr. McDade’s current base salary is $155,000 per annum.

Director Compensation

The Company pays each outside director $12,000 per year, payable quarterly. The Company also periodically grants to outside directors options to purchase Common Stock. Each of the outside directors have been granted options in prior fiscal years, all of which have been described in proxy statements previously furnished to the Company’s stockholders (see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

For a description of consulting arrangements entered into with Barry Mindes, former Chairman of the Board of the Company, and Vincent Caldwell, a current director of the Company, see “Certain Relationships and Related Transactions.”

Item 11. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 8, 2007, certain information regarding the beneficial ownership of the Company’s outstanding Common Stock by (i) each person known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each current director and executive officer of the Company, (iii) all directors and executive officers as a group. As of January 8, 2007, there were outstanding 12,202,738 shares of the Company’s Common Stock, 60,000 shares of the Company’s Series A Preferred Stock and 3,742 shares of the Company’s Series C Preferred Stock. The Series C Preferred Stock are non-voting securities. No current director, executive officer, or person known by the Company to beneficially own more than five percent of the outstanding Common Stock owns any shares of Series A Preferred Stock. All shares of Series A Preferred Stock that are outstanding as of January 8, 2007 are owned by MultiSport Games Development Inc., a Delaware corporation.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Barry Mindes (4)	3,023,952	24.8
Mindes Family Limited Partnership	1,511,523	12.4
Omicron Master Trust (5)	610,015	4.9
Midsummer Investment, Ltd. (6)	610,015	4.9
Bernard Albanese (7) (8)	497,419	4.0
The Marie Albanese Trust, Marie Albanese and Christine Albanese, trustees (8)	302,304	2.5
Bruce Feldman (9)	60,000	0.5
Harold Rapaport (10)	92,573	0.8
Philip Rule	78,300	0.6
Vincent Caldwell	0	—
Andrew Harbison (11)	170,521	1.4
James McDade (12)	65,000	0.5
Stephen Salmon (13)	48,000	0.4
All directors and executive officers as a group (8 persons) (14)	1,009,295	7.9

(1)	The address of each beneficial owner identified is c/o Interactive Systems Worldwide Inc., 2 Andrews Drive, West Paterson, NJ 07424, except as indicated in Notes 5 and 6.

(2)
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of options, warrants or convertible securities.

(3)
Each beneficial owner’s percentage ownership is determined by assuming that (i) options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof, have been exercised or converted and are outstanding and (ii) 12,202,738 shares of Common Stock are outstanding, before any consideration is given to options, warrants or convertible securities.

(4)
Includes 1,511,523 shares held by Mindes Family Limited Partnership, the general partner of which is an entity wholly-owned by Mr. Mindes. Mr. Mindes disclaims beneficial ownership of the shares owned by Mindes Family Limited Partnership to the extent such shares of Common Stock exceed his proportionate interest therein.

(5)
Includes shares issuable upon exercise of warrants. Pursuant to the terms of the warrants, Omicron Master Trust, a trust formed under the laws of Bermuda (“Omicron”) may not exercise its warrants to the extent that such exercise would result in it and its affiliates beneficially owning more that 4.99% of the outstanding shares of Common Stock. Without such limitations, Omicron would beneficially own 760,136 shares, or 6.0% of the outstanding shares of Common Stock. Omicron Capital, L.P., a Delaware limited partnership (“Omicron Capital”), serves as investment manager to Omicron; Omicron Capital, Inc., a Delaware corporation (“OCI”), serves as general partner of Omicron Capital; and Winchester Global Trust Company Limited (“Winchester”) serves as the trustee of Omicron. By reason of such relationships, Omicron Capital and OCI may be deemed to share dispositive power over the shares of Common Stock beneficially owned by Omicron, and Winchester may be deemed to share voting and dispositive power over the shares of Common Stock beneficially owned by Omicron. Omicron Capital, OCI and Winchester disclaim beneficial ownership of such shares of our Common Stock. As of the date of this report, Mr. Olivier H. Morali, an officer of OCI, and Mr. Bruce T. Bernstein, a consultant to OCI, have delegated authority from the board of directors of OCI regarding the portfolio management decisions with respect to the shares of the Company’s common stock owned by Omicron. By reason of such delegated authority, Messrs. Morali and Bernstein may be deemed to share dispositive power over the shares of the Company’s common stock owned by Omicron. Messrs. Morali and Bernstein disclaim beneficial ownership of such shares of our common stock and neither of such persons has any legal right to maintain such delegated authority. No other person has sole or shared voting or dispositive power with respect to the shares of Common Stock beneficially owned by Omicron, as those terms are used for purposes under Regulation 13D-G of the Securities Exchange Act of 1934, as amended. Omicron and Winchester are not “affiliates” of one another, as that term is used for purposes of the Securities Exchange Act of 1934, as amended. No person or “group” (as that term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, or the SEC’s Regulation 13D-G) controls Omicron and Winchester. The address for Omicron is 650 Fifth Avenue, New York, NY 10019.

(6)
Includes shares issuable upon conversion of Series C Preferred Stock and exercise of warrants. Pursuant to the terms of the Series C Preferred Stock and warrants, Midsummer Investment, Ltd. (“Midsummer”) may not convert its Series C Preferred Stock or exercise its warrants to the extent that such conversion or exercise would result in it and its affiliates beneficially owning more that 4.99% of the outstanding shares of Common Stock. Without such limitations, Midsummer would beneficially own 996,509 shares, or 7.6% of the outstanding shares of Common Stock. Midsummer Capital, LLC is the investment manager to Midsummer. By virtue of such relationship, Midsummer Capital, LLC may be deemed to have dispositive power over the shares owned by Midsummer. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Mr. Michel Amsalem and Mr. Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to the shares of Common Stock owned by Midsummer. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over the shares of Common Stock owned by Midsummer. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares of Common Stock and neither person has any legal right to maintain such delegated authority. The address for Midsummer is 295 Madison Avenue, New York, NY 10017.

(7)	Includes 290,691 shares underlying options held by Mr. Albanese which are exercisable within 60 days of the date hereof.

(8)	Marie Albanese and Christine Albanese are the wife and daughter, respectively, of Mr. Albanese. Mr. Albanese disclaims beneficial interest in the shares of Common Stock held in such Trust.

(9)	Includes 20,000 shares underlying options held by Mr. Feldman which are exercisable within 60 days of the date hereof.

(10)	Includes 75,000 shares underlying options held by Mr. Rapaport which are exercisable within 60 days of the date hereof.

(11)	Includes 95,000 shares underlying options held by Mr. Harbison which are exercisable within 60 days of the date hereof.

(12)	Includes 60,000 shares underlying options held by Mr. McDade which are exercisable within 60 days of the date hereof.

(13)	Represents 48,000 shares underlying options held by Mr. Salmon which are exercisable within 60 days of the date hereof.

(14)
Includes (i) an aggregate of 588,691 shares underlying options held by all directors and executive officers as a group which are exercisable within 60 days of the date hereof. Does not include 302,304 shares held by The Marie Albanese Trust (see Note 8 above).

Equity Compensation Plan Information

The following table sets forth certain information as of September 30, 2006 regarding the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	1,064,191	$1.58	504,534
Equity compensation plans not approved by security holders	-0-	N/A	N/A

(1)
In January 2006, the Board of Directors adopted, and in March 2006 the stockholders approved, the 2006 Stock Option Plan (the “2006 Plan”). There are 500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder, plus any shares subject to the 1,172,669 options under the 1995 Plan and 1996 Plan which were outstanding at March 30, 2006 that expire or terminate. Through September 30, 2006, options to purchase 4,534 shares which were outstanding at March 30, 2006 under the 1995 Plan and 1996 Plans expired.

Item 12. Certain Relationships and Related Transactions

During the year ended September 30, 2006, the Company paid $29,000 in consulting fees to Barry Mindes, the founder and former Chairman of the Board and Chief Executive Officer of the Company pursuant to a one-year consulting agreement which expires on June 30, 2007. In addition, the Company entered into a consulting agreement in September 2006 with Vincent Caldwell, a director of the Company, under which the Company paid Mr. Caldwell $30,000 in consulting fees ($7,500 per month) through December 2006. The agreement was terminated in December 2006.

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

3.1	Certificate of Incorporation of the Company. (2)

3.1(a)	Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company. (2)

3.1(b)	Amendment, dated February 28, 2001, to Certificate of Incorporation of the Company. (3)

3.1 (c)	See Items 4.1, 4.6, 4.9 and 4.10

3.2	By-Laws of the Company, as amended through December 28, 2005. (4)

4.1	Certificate of Designation relating to the Series A Preferred Stock dated July 31, 2002. (1)

4.2	Warrant to Purchase 150,000 Shares of Common Stock, par value $.001 per share, of Interactive Systems Worldwide Inc., dated as of May 15, 2006 issued to Faraway Partners LLC.*

4.3	Form of 7.5% Convertible Debenture due April 1, 2006 (6)

4.4	Form of Common Stock Purchase Warrant issued to certain investors dated November 24, 2003. (7)

4.5	Form of Common Stock Purchase Warrant issued to Brandon Ross dated November 24, 2003. (8)

4.6	Form of Certificate of Designation relating to the Series B Convertible Preferred Stock dated November 12, 2004. (9)

4.7	Form of Common Stock Purchase Warrant issued to certain investors dated November 12, 2004. (10)

4.8	Form of Common Stock Purchase Warrant issued to Maxim Group LLC dated November 12, 2004. (11)

4.9	Certificate of Designation relating to the Series C Preferred Stock dated August 3, 2005. (29)

4.10	Amendment No. 1 to the Certificate of Designation relating to the Series C Preferred Stock dated September 7, 2005. (30)

4.11	Form of Common Stock Purchase Warrant issued to certain investors dated August 3, 2005. (31)

4.12	Amendment to Common Stock Purchase Warrant issued to certain investors dated September 5, 2005. (32)

4.13	Form of Common Stock Purchase Warrant issued to Finder dated August 3, 2005. (33)

4.14	Amendment to Common Stock Purchase Warrant issued to Finder dated September 5, 2005. (34)

10.1	Employment Agreement between the Company and Bernard Albanese, dated as of June 27, 2006. (12) (a)

10.2	Form of Proprietary Information, Inventions and Non-Solicitation Agreement. (17) (a)

10.3	Form of Indemnification Agreement entered into between the Company and its directors and executive officers. (18) (a)

10.4	1995 Stock Option Plan, as amended January 7, 1999. (19) (a)

10.5	1996 Stock Option Plan, as amended January 2, 2003. (14) (a)

10.6	2006 Stock Option Plan. (15) (a)

10.7	Form of Incentive Stock Option Agreement under 1995 and 1996 Stock Option Plans. (20) (a)

10.8	Form of Non-Qualified Stock Option Agreement under 1995 and 1996 Stock Option Plans. (21) (a)

10.9	Form of Incentive Stock Option Agreement under 2006 Stock Option Plan. (16) (a)

10.10	Form of Non-Qualified Stock Option Agreement (U.S.) under 2006 Stock Option Plan. (38) (a)

10.11	Form of Non-Qualified Stock Option Agreement (U.K.) under 2006 Stock Option Plan. (39) (a)

10.12(a)	License Agreement dated as of March 17, 2000 by and among the Company and Global Interactive Gaming Limited (formerly Global Interactive Gaming AG). (22)

10.12(b)	First Amendment to the License Agreement, dated as of July 1, 2003, by and among the Company and Global Interactive Gaming Limited (formerly known as Global Interactive Gaming AG). (5)

10.13	Securities Purchase Agreement dated as of November 24, 2003. (23)

10.14	Registration Rights Agreement dated as of November 24, 2003. (24)

10.15	Agreement, dated as of September 5, 2003, by and between the Company and Brandon Ross. (13)

10.16	Securities Purchase Agreement dated as of November 12, 2004. (25)

10.17	Registration Rights Agreement dated as of November 12, 2004. (26)

10.18	Letter Agreement, dated as of November 2, 2004, between the Company and Maxim Group LLC. (27)

10.19	Letter Agreement, dated April 27, 2004, between the Company and James McDade. (28) (a)

10.20	Securities Purchase Agreement dated as of August 3, 2005. (35)

10.21	Registration Rights Agreement dated as of August 3, 2005. (36)

10.22	Letter Agreement, dated July 26, 2005, between the Company and the Finder. (37)

10.23	Letter of Agreement, dated as of July 11, 2006, between the Company and the Investor Relations Group Inc.*

10.24	Non-Exclusive Consulting Services Agreement dated May 15, 2006, between the Company and Heller Capital Partners.*

10.25	Consulting Agreement, dated as of September 5, 2006, between the Company and Vincent Caldwell. (40) (a)

10.26	Consulting Agreement, dated as of August 2, 2006, between the Company and Techmatics, a Corporation whose Chairman is Barry Mindes.*

23.1	Consent of Eisner LLP.*

24.1	Power of Attorney (Included on signature page hereto).

31.01	Certification of Bernard Albanese, Chairman of the Board and Chief Executive Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of James McDade, Vice President - Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01
Certification of Bernard Albanese, Chairman of the Board and Chief Executive Officer of Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).*

32.02
Certification of James McDade, Vice President - Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).*

(a)	Management contract or compensatory plan or arrangement.

1.	Incorporated by reference to the Exhibit with the corresponding number contained in the Company’s Current Report on Form 8-K dated August 15, 2002.

2.
Incorporated by reference to the Exhibit with the corresponding number contained in the Company’s Registration Statement on Form SB-2 (Reg. No. 333-15005) which was declared effective by the Securities and Exchange Commission on December 11, 1996.

3.	Incorporated by reference to the Exhibit with the corresponding number contained in the Company’s Current Report on Form 8-K dated February 28, 2001.

4.	Incorporated by reference to the Exhibit with the corresponding number contained in the Company’s Report on Form 10-KSB dated and filed December 29, 2005.

5.	Incorporated by reference to Exhibit 10.11(b) contained in the Company’s Annual Report on Form 10-KSB dated December 24, 2003.

6.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

7.	Incorporated by reference to Exhibit 4.2 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

8.	Incorporated by reference to Exhibit 4.3 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

9.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

10.	Incorporated by reference to Exhibit 4.2 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

11.	Incorporated by reference to Exhibit 4.3 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

12.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated July 3, 2006.

13.	Incorporated by reference to Exhibit 10.14 contained in the Company’s Annual Report on Form 10-KSB dated December 24, 2003.

14.	Incorporated by reference to Exhibit 10.8 contained in the Company’s Annual Report on Form 10-KSB dated December 24, 2003.

15.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated April 4, 2006.

16.	Incorporated by reference to Exhibit 10.2 contained in the Company’s Current Report on Form 8-K dated April 4, 2006.

17.
Incorporated by reference to Exhibit 10.3 contained in the Company’s Registration Statement on Form SB-2 (Reg. No. 333-15005) which was declared effective by the Securities and Exchange Commission on December 11, 1996.

18.
Incorporated by reference to Exhibit 10.10 contained in the Company’s Registration Statement on Form SB-2 (Reg. No. 333-15005) which was declared effective by the Securities and Exchange Commission on December 11, 1996.

19.	Incorporated by reference to Exhibit 10.11 contained in the Company’s Annual Report on Form 10-KSB dated December 22, 2000.

20.
Incorporated by reference to Exhibit 4.3 contained in the Company’s Registration Statement on Form S-8 (Reg. No. 333-41847) which was declared effective by the Securities and Exchange Commission on December 10, 1997.

21.
Incorporated by reference to Exhibit 4.4 contained in the Company’s Registration Statement on Form S-8 (Reg. No. 333-41847) which was declared effective by the Securities and Exchange Commission on December 10, 1997.

22.	Incorporated by reference to Exhibit 10.15 contained in the Company’s Current Report on Form 8-K dated March 23, 2000.

23.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

24.	Incorporated by reference to Exhibit 10.2 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

25.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

26.	Incorporated by reference to Exhibit 10.2 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

27.	Incorporated by reference to Exhibit 10.3 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

28.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 dated May 17, 2004.

29.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

30.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated September 12, 2005.

31.	Incorporated by reference to Exhibit 4.2 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

32.	Incorporated by reference to Exhibit 4.2 contained in the Company’s Current Report on Form 8-K dated September 12, 2005.

33.	Incorporated by reference to Exhibit 4.3 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

34.	Incorporated by reference to Exhibit 4.3 contained in the Company’s Current Report on Form 8-K dated September 12, 2005.

35.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

36.	Incorporated by reference to Exhibit 10.2 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

37.	Incorporated by reference to Exhibit 10.3 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

38.	Incorporated by reference to Exhibit 10.3 contained in the Company’s Current Report on Form 8-K dated April 4, 2006.

39.	Incorporated by reference to Exhibit 10.4 contained in the Company’s Current Report on Form 8-K dated April 4, 2006.

40.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated September 8, 2006.

* Filed herewith

Item 14. Principal Accountants Fees and Services

Audit Fees:

Fees billed to the Company by Eisner LLP for the Company’s fiscal years ended September 30, 2006 and 2005 for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the periods ended December 31, March 31, and June 30, totaled $75,400 and $83,000, respectively.

Audit-Related Fees:

No fees were billed to the Company by Eisner LLP for audit-related services during the fiscal years ended September 30, 2006 and 2005.

Tax Fees

No fees were billed to the Company by Eisner LLP for any professional services for tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2006 and 2005.

All Other Fees:

The Company engaged Eisner LLP to provide professional services relating to the review of several registration statements and related matters during the year ending September 30, 2005. Fees billed for these services totaled $16,500.

The Audit Committee’s policy is to pre-approve all services (audit and non-audit) to be provided to the Company by the independent auditor. All services (audit and non-audit) provided to the Company during fiscal years ended September 30, 2006 and 2005 were pre-approved. The Audit Committee believes that any non-audit services provided by Eisner to the Company did not impair the auditor’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE SYSTEMS WORLDWIDE INC.

By:	/s/ Bernard Albanese
Bernard Albanese, Chairman of the Board and Chief Executive Officer (Principal Executive Officer) January 16, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Bernard Albanese, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernard Albanese	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	January 16, 2007
Bernard Albanese

/s/ James McDade	Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)	January 16, 2007
James McDade

/s/ Vincent Caldwell	Director	January 16, 2007
Fredric Kupersmith

/s/ Bruce Feldman	Director	January 16, 2007
Bruce Feldman

/s/ Harold Rapaport	Director	January 16, 2007
Harold Rapaport

/s/ Philip Rule	Director	January 16, 2007
Philip Rule