Form 10QSB
period 2006-12-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2007-02-14
CIK 1025995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ______________
       Commission file number 0-21831

Interactive Systems Worldwide Inc.
(Exact name of Small Business Issuer as specified in its charter)

Delaware	22-3375134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No☒

There were 12,202,738 shares of Common Stock outstanding at February 7, 2007.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

Interactive Systems Worldwide Inc.
December 31, 2006
FORM 10-QSB

Index
		Page

Part I:	Financial Information

Item 1.	Financial Statements,

	Condensed Consolidated Balance Sheets at December 31, 2006 (Unaudited) and September 30, 2006	2

	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2006 and 2005 (Unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 and 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-11

Item 2.	Management’s Discussion and Analysis or Plan of Operations	12-19

Item 3.	Controls and Procedures	20

Part II:	Other Information	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

Part I: Financial Information

Item 1. Financial Statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

	December 31, 2006 (Unaudited)	September 30, 2006 Note 1
Current assets:
Cash and cash equivalents	$739	$1,207
Accounts receivable	26	46
Investments in marketable securities	500	975
Other receivables	44	57
Prepaid expenses and other current assets	215	138
Total current assets	1,524	2,423

Property and equipment, net	10	16
Capitalized software, net of accumulated amortization of $985 and $957, respectively	489	428
Other assets	320	305
Total assets	$2,343	$3,172

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$382	$205
Accrued expenses and other	765	794
Total current liabilities	1,147	999

Stockholders' Equity:
Preferred stock, par value $.001 per share; 2,000,000 shares authorized,60,000 Series A outstanding 3,742 and 4,000 Series C outstanding, respectively, with a liquidation preference of $3,742 and $4,000, respectively	–	–
Common stock par value $.001 per share; 20,000,000 shares authorized;12,414,755 and 12,296,173 issued, respectively	12	12
Additional paid-in capital	28,325	28,142
Treasury stock, at cost, 242,000 common shares	(441)	(441)
Accumulated other comprehensive (loss) income	(55)	34
Accumulated deficit	(26,645)	(25,574)
Total stockholders' equity	1,196	2,173
Total liabilities and stockholders' equity	$2,343	$3,172

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended December 31,
	2006	2005

Revenues	$55	$30

Costs and expenses:
Cost of revenues	126	168
Research and development expense	111	269
General and administrative expense	860	781
	1,097	1,218

Operating loss	(1,042)	(1,188)

Interest (income) expense, net	(21)	49
Other income	–	(1)
Net loss	(1,021)	(1,236)
Preferred Stock dividends	(67)	(67)
Net loss applicable to common stock	$(1,088)	$(1,303)

Net loss per share applicable to common stock - basic and diluted	$(0.09)	$(0.11)

Weighted average basic and diluted common shares outstanding	12,119,290	11,658,479

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended December 31, 2006
(Unaudited)

(Amounts in thousands except number of shares)

							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Total
Balance at
September 30, 2006	64,000	$–	12,296,173	$12	$28,142	$(441)	$34	$(25,574)	$2,173

Cumulative effect of change in accounting for registration rights liability	–	–	–	–	–	–	–	27	27

Dividends on Series C Preferred Stock	–	–	49,782	–	77	–	–	(77)	–

Issuance of common stock through conversion of Series C Preferred Stock	(258)	–	68,800	–	–	–	–	–	–

Issuance of common stock to consultant	–	–	–	–	42	–	–	–	42

Compensation cost associated with stock options and warrants	–	–	–	–	64	–	–	–	64

Net loss	–	–	–	–	–	–	–	(1,021)	(1,021)

Foreign currency translation loss	–	–	–	–	–	–	(89)	–	(89)
Comprehensive loss									(1,110)
Balance at
December 31, 2006	63,742	$–	12,414,755	$12	$28,325	$(441)	$(55)	$(26,645)	$1,196

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,021)	$(1,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	110
Non-cash interest expense	–	84
Non-cash common stock, option and warrant charges	106	47
Non-cash amortization of debt issuance costs	–	21
Non-cash other income	–	(1)
Changes in assets and liabilities:
Accounts receivable	20	37
Other receivables	13	(23)
Prepaid expenses and other current assets	(77)	(85)
Other assets	(15)	–
Accounts payable	177	5
Accrued expenses	(29)	(27)
Net cash used in operating activities	(791)	(1,068)

Cash flows from investing activities:
Purchase of investments	–	(500)
Proceeds from sales of investments	475	285
Purchase of property and equipment	(9)	(1)
Capitalized software	(89)	–
Net cash provided by (used by) investing activities	377	(216)

Net decrease in cash and cash equivalents	(414)	(1,284)
Effect of exchange rate on cash	(54)	(8)
Cash and cash equivalents, beginning of period	1,207	5,655
Cash and cash equivalents, end of period	$739	$4,363

Non-cash investing and financing activity:
Issuance of common stock in relation to principal payments on Debentures	$–	$188
Issuance of common stock in relation to dividend payments on Series B and Series C Preferred Stock	$77	$43

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note l - Basis of Presentation:

The information at December 31, 2006 and for the three months ended December 31, 2006 and 2005, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc. and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (“GIG”) (collectively the “Company”). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the SEC.

The Company's revenue during the three months ended December 31, 2006 and 2005 consisted of license fees and service charges from agreements with companies located in the United Kingdom, Gibraltar and Mexico. Revenue consists primarily of license fees, technical assistance fees and service charges calculated based on a percentage share of the net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

Note 2 - Basis of Preparation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and used cash in its operating activities during the quarter ended December 31, 2006 and the years ended September 30, 2006 and 2005. In addition, the Company requires additional financing to meet its forecasted cash requirements and continue operations during fiscal 2007. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern through at least the fiscal year ending September 30, 2007. The plan includes (i) a program to reduce costs, (ii) seeking equity financing and (iii) pursuing other strategic transactions. There is no assurance, however, that the Company will be able to raise equity financing or execute a strategic transaction on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 2 - Basis of Preparation (continued):

The Company’s ability to continue as a going concern is contingent upon obtaining adequate financing to meet its funding requirements and ultimately generating sufficient revenue and achieving profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Private Placements:

On August 3, 2005, the Company entered into a financing agreement relating to a $4.0 million private placement with institutional investors consisting of 4,000 shares of the Company’s newly issued Series C Convertible Preferred Stock (“Series C”). Series C has
a stated value of $1,000 per share, is non-voting and is initially convertible into the Company’s Common Stock at $3.75 per share, subject to adjustment. The investors also received warrants that expire in August 2010 to purchase 557,103 shares of Common Stock at $3.95 per share, subject to adjustment which were valued at $929,000 using the Black-Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $3.7 million.

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company’s Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company’s option. During the three months ended December 31, 2006, a holder of the Series C converted 258 shares of Series C into 68,800 shares of Common Stock and there are currently 3,742 remaining Series C outstanding. As of December 31, 2006, unpaid cumulative dividends on the Series C amounted to $56,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010 which are exercisable at $4.38 per share. The warrants were valued at $132,000 using the Black-Scholes option pricing model.

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series C for cash. Upon the occurrence of certain other events, each holder of Series C would have the right to require the Company to redeem the Series C for the Company’s Common Stock or increase the dividend on the Series C to 12% per annum. In addition, the Series C investor warrants and placement agent warrants are subject to certain anti-dilution protection. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Private Placements (continued):

Registration rights agreements were entered into in connection with private placements which required the Company to file registration statements for the resale of the common shares issuable upon conversion of debentures and Series B Preferred Stock (all of which have been converted or repaid) and Series C Preferred Stock and upon the exercise of warrants issued in connection with the private placements and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to the investors of 2.0% per month or 1.5% per month of the amounts invested by the investors until the failure is cured with no limitation on the maximum liquidated damages. Registration statements were filed and declared effective within the specified periods with respect to the three private placements. See Note 5 - Accounting Change regarding a change in accounting principle associated with the liquidated damages provisions of these registration rights agreements.

Note 4 - Preferred Stock:

The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company’s Common Stock at $15 per common share on a cashless basis and is redeemable by the Company on such date for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a non-cumulative dividend of 6% per annum if and when declared by the Board of Directors. Series A has no liquidation preference. See Note 3 - Private Placements regarding the Company’s Series C Preferred Stock.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Accounting Change:

As described in Note 3 - Private Placements, registration rights agreements were entered into in connection with three of the Company’s private placements. Prior to October 1, 2006, the Company accounted for the registration rights agreements as a separate free-standing instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the liability was recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other income. As of September 30, 2006, the liability amounted to $27,000 and was included in accrued expenses.

In December 2006, FASB Staff Position EITF 00-19-2 was issued which specified that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, “Accounting for Contingencies” which states that a liability is recorded if the obligation is probable and can be reasonably estimated. In addition, SFAS 133 was amended to exclude registration payment arrangements from its scope. As of December 31, 2006, as the obligation was not considered probable, the Company has recorded no liability associated with these arrangements. Effective October 1, 2006, the Company adopted EITF 00-19-2 and reported a change in accounting principle through a reversal of the liability and as a decrease to the opening balance of accumulated deficit.

Note 6 - Stock Options:

Activity related to stock option plans for the three months ended December 31, 2006 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at October 1, 2006	1,064,191	$1.58
Granted	–	N/A
Exercised	–	N/A
Forfeited or expired	(28,000)	2.03
Outstanding at December 31, 2006	1,036,191	1.56	4.0	$831,096
Vested or expected to vest	1,010,191	1.52	3.9	$831,096
Exercisable at December 31, 2006	876,191	1.39	3.1	$831,096

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 6 -Stock Options (continued):

On October 1, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the adoption date. During the three months ended December 31, 2006 and 2005, the Company recognized compensation expense of $21,000 and $44,000, respectively, which was charged to general and administrative expense as a result of implementing SFAS 123(R).

As of December 31, 2006, there was $216,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2 years. During the quarter ended December 31, 2005, the Company effectively extended the contractual life of 90,691 fully vested share options held by an officer by canceling existing options and replacing them with new options at the same exercise price. As a result of that modification, the Company recognized additional compensation expense of $4,000 for the three months ended December 31, 2005, measured as the excess of the fair value of the new options over the fair value of the cancelled options as of the cancellation date.

The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that vesting occurs or performance is complete. During the three months ended December 31, 2006 and 2005, the Company recognized compensation expense of $84,000 and $3,000, respectively, which was charged to general and administrative expense in relation to options, warrants and common stock issued to non-employees.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 7 - Basic and Diluted Net Loss per Share:

Basic and diluted net loss per common share is presented in accordance with SFAS 128, “Earnings Per Share”. Basic net loss per common share is computed by dividing net loss increased by preferred stock dividends by the weighted average number of common shares outstanding during the applicable reporting periods. Diluted net loss per share reflects the potential dilution that would occur if convertible debentures and preferred stock were converted and outstanding options and warrants were exercised and Common Stock was issued utilizing the treasury stock method.

The Company’s computation of dilutive net loss per share for the three months ended December 31, 2006 and 2005 does not assume any exercise of options or warrants to purchase 2,802,016 and 2,716,304 common shares, respectively, or the conversion of debentures or preferred stock to acquire 1,066,667 and 1,098,508 common shares, respectively, as their effect is antidilutive.

Note 8 - Concentration of revenues:

Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 8% and 83% of revenues in the three months ended December 31, 2006 and 2005, respectively. Revenues from Hipodromo de Agua Caliente S.A. de C.V., represented approximately 86% and 0% of revenues in the three months ended December 31, 2006 and 2005, respectively. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company’s operating results.

Item 2. Management‘s Discussion and Analysis or Plan of Operations

Description of Business

Interactive Systems Worldwide Inc. (“ISWI” or the “Company”) has designed, developed and patented an interactive hardware and proprietary software system (the “SportXction® System”) that enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis, rugby, cricket and snooker, among many others. The SportXction® System accepts bets not only on the outcome of a sporting event, but also on discrete parts of the event and on specific game situations. These include such wagers as will a team make a first down, which player will score next, will a batter get on base or will a penalty shot be successful. The SportXction® System is unique in that it permits betting continuously while the game is in progress, or between game events, such as downs, pitches, changes in ball possession and similar situations, permitting more frequent placing and cashing of wagers.

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

Since the acquisition, which transformed ISWI from a licensor to an operator of the SportXction® System, the Company has diligently formed strategic partnerships primarily with bookmakers in the U.K. A factor which will be critical to our success will be the ability of the Company and its business partners to market the SportXction® System to individuals who place wagers through the System. To achieve commercial success, the SportXction® System must be accepted by a significant number of users.

During the three months ended December 31, 2006 (“Fiscal 2007”) and 2005 (“Fiscal 2006”), the Company’s revenue primarily consisted of license fees, technical assistance fees and service charges from providing interactive gaming services using the SportXction® System to business partners such as licensed bookmakers and others located in the United Kingdom, Gibraltar, and Mexico.

Going Concern Considerations

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations during the quarter ended December 31, 2006 and the years ended September 30, 2006 and 2005 and has not generated positive net cash flows from operations. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing or the execution of a strategic transaction to continue operations, meet its operational goals and to pursue its long term strategy. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern through at least the fiscal year ending September 30, 2007. The plan includes (i) a program to reduce costs, (ii) seeking equity financing and (iii) considering other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions.

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

The Company received a deficiency letter from NASDAQ dated January 19, 2007 regarding the Company’s failure to satisfy the $2.5 million stockholders’ equity requirement for continued listing on the NASDAQ Capital Market, as required by NASDAQ Marketplace Rule 4310(c)(2)(B). The Company submitted its plan to achieve and sustain compliance with the NASDAQ Capital Market stockholders’ equity requirement to NASDAQ on February 5, 2007. However, there can be no assurance that the NASDAQ Staff will accept our plan of compliance and grant us additional time to complete it. If the NASDAQ Staff determines not to accept the plan, NASDAQ will provide written notification that the Company’s securities are subject to delisting. At that time, the Company may appeal the NASDAQ Staff’s decision to a NASDAQ Listing Qualifications Panel. The filing of an appeal would stay the delisting of the Company’s securities until such time as the Panel issues a written determination following the hearing.

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

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 “Computer Software To Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to a product or product enhancement’s achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During Fiscal 2007, the Company capitalized $89,000 of software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $28,000 and $69,000 during the three months ended December 31, 2006 and 2005, respectively.

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

                On October 1, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the adoption date. During the three months ended December 31, 2006 and 2005, the Company recognized compensation expense of $21,000 and $44,000, respectively, which was charged to general and administrative expense as a result of implementing SFAS 123(R).

See Note 3 to the Company’s Form 10-KSB for the year ended September 30, 2006 for a full discussion of the Company’s critical accounting policies and estimates.

Financial Results

Three Months Ended December 31, 2006 and 2005

Revenue for the three months ended December 31, 2006 was $55,000, as compared to $30,000 during the same period in the prior year. The increase was due to the recent agreement with Hipodromo de Agua Caliente S.A. de C.V. (“Caliente”). On December 5, 2006, the Company announced the launch of an enhanced fully-integrated product with Sportingbet. Subsequent to the end of the quarter, the Company also announced the launch of its enhanced product with Ladbrokes eGaming Ltd. The Company is encouraged by the early results and expects this enhanced product will result in a significant increase to revenues.

Cost of revenues for the three months ended December 31, 2006 was $126,000, as compared to $168,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to lower amortization expenses associated with capitalized product enhancements that had become fully amortized.

Research and development expense for the three months ended December 31, 2006 was $111,000, as compared to $269,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to certain development costs which met the criteria for capitalization and lower payroll costs.

General and administrative expenses for the three months ended December 31, 2006 were $860,000, as compared to $781,000 during the same period in the prior year. The increase was primarily due to a provision for anticipated costs associated with GIG’s terminated office lease and increased non-cash compensation expense associated with warrants and common stock which were issued to consultants during the second half of Fiscal 2006, partially offset by lower payroll costs.

Interest income for the three months ended December 31, 2006 was $21,000, as compared to interest expense of $49,000 during the same period in the prior year. In Fiscal 2007, interest earned represents interest earned from cash and short-term investments. In Fiscal 2006, the Company incurred non-cash interest expense from its outstanding Debentures which was satisfied through the issuance of shares of Common Stock.

Other income for the three months ended December 31, 2005 represents the change in value of the Company’s liability associated with the registration rights agreements entered in connection with its private placements.

Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the three months ended December 31, 2006 was $1,088,000 and $0.09, respectively, as compared to $1,303,000 and $0.11, respectively, during the same period in the prior year. The decrease was primarily due to lower costs and increased interest income (as described above).

Liquidity and Capital Resources

As of December 31, 2006, the Company had liquid resources totaling $1,239,000. These include cash and cash equivalents in the amount of $739,000 and investments in the amount of $500,000. Investments at December 31, 2006 consist of Auction Rate Securities issued by corporate entities with remaining auction days less than 28 days.

The Company’s operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2007. The Company has taken a number of steps over recent months to reduce operating costs in the areas of payroll, rent, professional fees and consultants. The Company estimates that its cash costs will be approximately $200,000 per month over the upcoming quarter. The Company anticipates that, based on its current level of revenues and costs and without any proceeds from an equity financing or strategic transaction, its existing resources will be adequate to fund its capital and operating requirements through May 2007.

On February 5, 2007, the Company announced that it had signed a Letter of Intent (“LOI”) with Techmatics Inc. to jointly develop and market a new product that enables fixed-odds exotic race betting while satisfying pari-mutuel regulations. Barry Mindes, the founder and former CEO of ISWI, is the President of Techmatics. Under the terms of the LOI, Techmatics will provide the design of the product, and ISWI will provide the programming services required to develop the software. Both companies will retain certain marketing rights. ISWI will be entitled to certain royalty payments for the future use of its developed software. As part of this proposed transaction, Techmatics would invest $1.8 million in ISWI, in exchange for 2.4 million shares of Common Stock. The LOI is non-binding and is subject to the entering into of a definitive agreement by the parties, and the raising of the necessary capital by Techmatics. It is anticipated that the definitive agreement will be signed by March 7, 2007. If the $1.8 million investment from Techmatics is received, this would provide adequate capital to fund the Company’s current operations through at least calendar 2007.

The Company cannot provide assurance that it will be able to successfully consummate the proposed transaction with Techmatics Inc. If we cannot successfully consummate the proposed transaction with Techmatics Inc., we may not be able to obtain the required additional capital or execute an alternative strategic transaction, on favorable terms, or at all. If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

On August 3, 2005, the Company entered into a financing agreement relating to a $4.0 million private placement with institutional investors consisting of 4,000 shares of the Company’s newly issued Series C Convertible Preferred Stock (“Series C”). Series C has a stated value of $1,000 per share, is non-voting and is initially convertible into the Company’s Common Stock at $3.75 per share subject to adjustment. During the three months ended December 31, 2006, a holder of the Series C converted 258 shares of Series C into 68,800 shares of Common Stock and there are currently 3,742 remaining Series C shares outstanding. The investors also received warrants that expire in August 2010 to purchase 557,103 shares of Common Stock at $3.95 per share, subject to adjustment. Net proceeds from the financing after costs and expenses were approximately $3.7 million.

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company’s Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company’s option. As of December 31, 2006, unpaid cumulative dividends on the Series C amounted to $56,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010 which are exercisable at $4.38 per share.

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the preferred stock for cash. For certain other events, each holder would have the right to require the Company to redeem the preferred stock for the Company’s Common Stock or increase the dividend of the preferred stock to 12% per annum. In addition, the Series C and investor warrants are subject to certain anti-dilution protection. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

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

Under the terms of this three year agreement, GIG provides software and services that enable Caliente to offer an enhanced play-by-play sports betting service in all of its Race & Sports Books locations. On September 7, 2006, the Company announced the SportXction® System was successfully deployed in ten locations using hand held, touch screen devices. The SportXction® system is expected to be rolled out throughout Caliente’s Race & Sports Books during 2007. The enhanced betting capabilities are also expected to be available on Caliente’s website in 2007.

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

Safe Harbor Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company’s available resources will be adequate to fund its requirements through May 2007 and whether the Company will be able to meet its cash requirements; whether the Company will consummate the proposed transaction with Techmatics Inc.; the ability of the Company to raise funds or execute a strategic transaction and if it does raise additional funds, the terms on which it can be raised and the dilutive impact on existing shareholders; the number of shares of stock that will be required to pay dividends on the Series C Preferred Stock and dilutive impact to existing shareholders; whether or not any new financing would trigger the full ratchet anti-dilution provisions of the Series C Preferred Stock or the anti-dilution provisions of any outstanding warrants; whether the Company’s revenue will increase in future quarters; the likelihood that the Company’s securities will continue to be listed on NASDAQ; whether the Company will be able to enter into agreements regarding an integrated offering with new or existing partners, and if so whether it can be launched in a timely manner or at all, and whether the integrated offering will result in increased revenues; how long the Company will continue to incur significant losses and negative cash flow; and whether the Company or its Internet, interactive television, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2006. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2006, the Company issued 47,563 shares of Common Stock to the holders of its outstanding privately placed Series C Preferred Stock to satisfy the dividend due thereunder. This issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for transactions by an issuer not involving any public offering.

On December 7, 2006, the Company issued 68,800 shares of Common Stock upon conversion of 258 shares of Series C Preferred Stock by the holder thereof and 2,219 shares of Common Stock to satisfy the dividend due thereunder. This issuance was made in reliance on the exemptions provided by Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security holders exclusively and by Section 4(2) of the Act.

Item 5. Other Information

On February 5, 2007, the Company announced that it had signed a Letter of Intent (“LOI”) with Techmatics Inc. to jointly develop and market a new product that enables fixed-odds exotic race betting while satisfying pari-mutuel regulations. Barry Mindes, the founder and former CEO of ISWI, is the President of Techmatics. Under the terms of the LOI, Techmatics will provide the design of the product, and ISWI will provide the programming services required to develop the software. Both companies will retain certain marketing rights. ISWI will be entitled to certain royalty payments for the future use of its developed software. As part of this proposed transaction, Techmatics would invest $1.8 million in ISWI, in exchange for 2.4 million shares of Common Stock. The LOI is non-binding and is subject to the entering into of a definitive agreement by the parties, and the raising of the necessary capital by Techmatics. It is anticipated that the definitive agreement will be signed by March 7, 2007.

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

Interactive Systems Worldwide Inc.

Dated: February 14, 2007	By:	/s/ Bernard Albanese
Bernard Albanese Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2007	By:	/s/ James McDade
James McDade, Chief Financial Officer (Principal Financial Officer)