Form 10QSB
period 2007-03-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2007-05-15
CIK 1025995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

There were 12,265,715 shares of Common Stock outstanding at May 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Interactive Systems Worldwide Inc.
March 31, 2007
FORM 10-QSB

Page
Index

Part I: Financial Information

Item 1. Financial Statements,

Condensed Consolidated Balance Sheets at March 31, 2007 (Unaudited) and September 30, 2006	2

Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2007 and 2006 (Unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended March 31, 2007 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2007 and 2006 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-11

Item 2. Management’s Discussion and Analysis or Plan of Operations	12-21

Item 3. Controls and Procedures	22

Part II: Other Information	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

Part I: Financial Information

Item 1. Financial Statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

	March 31, 2007	September 30, 2006
	(Unaudited)	Note 1
Current assets:
Cash and cash equivalents	$710	$1,207
Accounts receivable	75	46
Investments in marketable securities	—	975
Other receivables	127	57
Prepaid expenses and other current assets	105	138
Total current assets	1,017	2,423

Property and equipment, net	7	16
Capitalized software, net of accumulated
amortization of $1,028 and $957, respectively	461	428
Other assets	46	305
Total assets	$1,531	$3,172
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$345	$205
Accrued expenses and other	597	794
Total current liabilities	942	999

Stockholders' Equity:
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, 60,000 Series A outstanding 3,742 and 4,000 Series C outstanding, respectively, with a liquidation preference of $3,742 and $4,000, respectively	—	—
Common stock par value $.001 per share;
20,000,000 shares authorized;
12,444,738 and 12,296,173 issued, respectively	12	12
Additional paid-in capital	28,392	28,142

Treasury stock, at cost, 242,000 common shares	(441)	(441)
Accumulated other comprehensive income	33	34
Accumulated deficit	(27,407)	(25,574)
Total stockholders' equity	589	2,173

Total liabilities and stockholders' equity	$1,531	$3,172

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Revenues	$69	$34	$124	$64

Costs and expenses:
Cost of revenues	141	130	267	298
Research and development expense	133	230	244	499

General and administrative expense	608	914	1,468	1,695
	882	1,274	1,979	2,492

Operating loss	(813)	(1,240)	(1,855)	(2,428)

Interest (income) expense, net	(28)	11	(49)	60
Other income	(90)	(1)	(90)	(2)
Net loss	(695)	(1,250)	(1,716)	(2,486)
Preferred stock dividend	(58)	(71)	(125)	(138)

Net loss applicable to common shareholders	$(753)	$(1,321)	$(1,841)	$(2,624)

Net loss per share applicable to common
shareholders - basic and diluted	$(0.06)	$(0.11)	$(0.15)	$(0.22)

Weighted average basic and diluted
common shares outstanding	12,201,605	11,803,144	12,159,995	11,730,017

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended March 31, 2007
(Unaudited)

(Amounts in thousands except number of shares)

							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Total

Balance at September 30, 2006	64,000	$—	12,296,173	$12	$28,142	$(441)	$34	$(25,574)	$2,173

Cumulative effect of change in accounting for registration rights liability	—	—	—	—	—	—	—	27	27

Dividends on Series C Preferred Stock	—	—	79,765	—	144	—	—	(144)	—

Issuance of common stock through conversion of Series C Preferred Stock	(258)	—	68,800	—	—	—	—	—	—

Issuance of common stock to consultant	—	—	—	—	42	—	—	—	42

Compensation cost associated with stock options and warrants	—	—	—	—	64	—	—	—	64

Net loss	—	—	—	—	—	—	—	(1,716)	(1,716)

Foreign currency translation loss	—	—	—	—	—	—	(1)	—	(1)
Comprehensive loss									(1,717)
Balance at March 31, 2007	63,742	$—	12,444,738	$12	$28,392	$(441)	$33	$(27,407)	$589

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,716)	$(2,486)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	82	176
Non-cash interest expense	—	130
Non-cash common stock, option and warrant charges	106	92
Non-cash amortization of debt issuance costs	—	34
Non-cash other income	—	(2)
Changes in assets and liabilities:
Accounts receivable	(29)	26
Other receivables	(70)	(21)
Prepaid expenses and other current assets	33	39
Other assets	259	(3)
Accounts payable	140	6
Accrued expenses	(197)	(440)
Net cash used in operating activities	(1,392)	(2,449)

Cash flows from investing activities:
Purchase of investments	—	(1,289)
Proceeds from sales of investments	975	780
Purchase of property and equipment	(9)	(1)
Proceeds from sale of property and equipment	2	—
Capitalized software	(103)	—
Net cash provided by (used by) investing activities	865	(510)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	38
Net cash provided by financing activities	—	38
Net decrease in cash and cash equivalents	(527)	(2,921)
Effect of exchange rate on cash	30	(9)
Cash and cash equivalents, beginning of period	1,207	5,655
Cash and cash equivalents, end of period	$710	$2,725

Non-cash investing and financing activity:
Issuance of common stock in relation to principal payments on Debentures	$—	$300
Issuance of common stock in relation to dividend payments on Series B and Series C Preferred Stock	$144	$125

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note l - Basis of Presentation:

The information at March 31, 2007 and for the three and six months ended March 31, 2007 and 2006, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc. and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (“GIG”) (collectively the “Company”). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the SEC.

The Company's revenue during the three and six months ended March 31, 2007 and 2006 consisted of license fees and service charges from agreements with companies located in the United Kingdom, Gibraltar and Mexico. Revenue consists primarily of license fees, technical assistance fees and service charges calculated based on a percentage share of the net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

Note 2 - Basis of Preparation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and used cash in its operating activities during the three and six months ended March 31, 2007 and the years ended September 30, 2006 and 2005. In addition, the Company requires additional financing to meet its forecasted cash requirements and continue operations during fiscal 2007. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern through at least the fiscal year ending September 30, 2007. The plan includes (i) a program to reduce costs, (ii) seeking equity financing and (iii) pursuing other strategic transactions. There is no assurance, however, that the Company will be able to raise equity financing or execute a strategic transaction on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

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

Note 3 - Private Placements:

On August 3, 2005, the Company entered into a financing agreement relating to a $4.0 million private placement with institutional investors consisting of 4,000 shares of the Company’s newly issued Series C Convertible Preferred Stock (“Series C”). Series C has a stated value of $1,000 per share, is non-voting and is initially convertible into the Company’s Common Stock at $3.75 per share, subject to adjustment, including full ratchet antidilution protection in the event of the issuance of additional shares of Common Stock at a price below the conversion price. The investors also received warrants that expire in August 2010 to purchase 557,103 shares of Common Stock at $3.95 per share, subject to adjustment which were valued at $929,000 using the Black-Scholes option pricing model. Net proceeds from the financing after costs and expenses were approximately $3.7 million.

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company’s Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company’s option. During the three months ended December 31, 2006, a holder of the Series C converted 258 shares of Series C into 68,800 shares of Common Stock and there are currently 3,742 remaining Series C outstanding. As of March 31, 2007, unpaid cumulative dividends on the Series C amounted to $56,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010 which are exercisable at $4.38 per share. The warrants were valued at $132,000 using the Black-Scholes option pricing model.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

 Note 3 - Private Placements (continued):

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series C for cash. Upon the occurrence of certain other events, each holder of Series C would have the right to require the Company to redeem the Series C for the Company’s Common Stock or increase the dividend on the Series C to 12% per annum. In addition, the Series C investor warrants and placement agent warrants are subject to certain anti-dilution protection similar to that applicable to the Series C. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

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

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

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

In December 2006, FASB Staff Position EITF 00-19-2 was issued which specified that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, “Accounting for Contingencies” which states that a liability is recorded if the obligation is probable and can be reasonably estimated. In addition, SFAS 133 was amended to exclude registration payment arrangements from its scope. As of March 31, 2007, as the obligation was not considered probable, the Company has recorded no liability associated with these arrangements. Effective October 1, 2006, the Company adopted EITF 00-19-2 and reported a change in accounting principle through a reversal of the liability and as a decrease to the opening balance of accumulated deficit.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Stock Options:

Activity related to stock option plans for the six months ended March 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at October 1, 2006	1,064,191	$1.58
Granted	—	N/A
Exercised	—	N/A
Forfeited or expired	(166,500)	1.75
Outstanding at March 31, 2007	897,691	1.54	3.6	$155,694
Vested or expected to vest	897,691	1.54	3.6	$155,694
Exercisable at March 31, 2007	836,691	1.48	3.2	$155,694

On October 1, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the adoption date. During the six months ended March 31, 2007 and 2006, the Company recognized compensation expense of $14,000 and $86,000, respectively, which was charged to general and administrative expense as a result of implementing SFAS 123(R).

As of March 31, 2007, there was $131,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2 years.

The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that vesting occurs or performance is complete. During the six months ended March 31, 2007 and 2006, the Company recognized compensation expense of $91,000 and $6,000, respectively, which was charged to general and administrative expense in relation to options, warrants and common stock issued to non-employees.

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

The Company’s computation of dilutive net loss per share for the three and six months ended March 31, 2007 and 2006 does not assume any exercise of options or warrants to purchase 2,663,516 and 2,788,493 common shares, respectively, or the conversion of debentures or preferred stock to acquire 997,867 and 1,073,945 common shares, respectively, as their effect is antidilutive.

Note 8 - Concentration of revenues:

Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 20% and 14% of revenues in the three and six months ended March 31, 2007, respectively, and 83% and 82% of revenues in the three and six months ended March 31, 2006, respectively. Revenues from Hipodromo de Agua Caliente S.A. de C.V., represented approximately 71% and 78% of revenues in the three and six months ended March 31, 2007, respectively and 0% of revenues in the three and six months ended March 31, 2006. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company’s operating results.

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

During the three and six months ended March 31, 2007 (“Fiscal 2007”) and 2006 (“Fiscal 2006”), the Company’s revenue primarily consisted of license fees, technical assistance fees and service charges from providing interactive gaming services using the SportXction® System to business partners such as licensed bookmakers and others located in the United Kingdom, Gibraltar, and Mexico.

Going Concern Considerations

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations during the six months ended March 31, 2007 and the years ended September 30, 2006 and 2005 and has not generated positive net cash flows from operations. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing or the execution of a strategic transaction to continue operations, meet its operational goals and to pursue its long term strategy. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern through at least the fiscal year ending September 30, 2007. The plan includes (i) a program to reduce costs, (ii) seeking equity financing and (iii) considering other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions.

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

On March 27, 2007, the Company received a NASDAQ Staff Determination letter indicating that, based on the NASDAQ Staff's review and materials submitted by the Company, the NASDAQ Staff had determined to deny the Company's request for continued listing on the NASDAQ Capital Market. As a result of the NASDAQ Staff Determination letter, the Company requested a hearing before the NASDAQ Listing Qualifications Panel, which stayed the NASDAQ Staff's determination to delist the Company's securities pending a hearing before the Panel and the subsequent issuance of a formal written determination by the Panel regarding the Company’s request for continued listing. NASDAQ scheduled the hearing for May 17, 2007; however, on May 15, 2007, the Company withdrew its request for a hearing as it was unable to conclude in a timely manner an equity financing transaction, which would have enabled the Company to regain compliance with NASDAQ’s shareholders’ equity requirement. As a result, the Company anticipates that its securities will be de-listed from the NASDAQ Capital Market in the very near future. The Company believes its securities will be immediately eligible for quotation in the Pink Sheets, an electronic quotation service for securities traded over-the-counter. In addition, the Company’s common stock may, in the future, also be quoted on the Over-the-Counter Bulletin Board maintained by the NASD, provided that a market maker in the common stock files the appropriate application with, and such application is cleared by, the NASD. The Company anticipates disclosing further trading venue information for its common stock once such information becomes available.

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

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 “Computer Software To Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to a product or product enhancement’s achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During Fiscal 2007, the Company capitalized $103,000 of software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $70,000 and $113,000 during the six months ended March 31, 2007 and 2006, respectively.

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

On October 1, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the adoption date. During the six months ended March 31, 2007 and 2006, the Company recognized compensation expense of $14,000 and $86,000, respectively, which was charged to general and administrative expense as a result of implementing SFAS 123(R).

See Note 3 to the Company’s Form 10-KSB for the year ended September 30, 2006 for a full discussion of the Company’s critical accounting policies and estimates.

Financial Results

Three Months Ended March 31, 2007 and 2006

Revenues for the three months ended March 31, 2007 were $69,000, as compared to $34,000 during the same period in the prior year. The increase was primarily due to the Company’s agreement with Hipodromo de Agua Caliente S.A. de C.V. (“Caliente”) which provides certain minimum payments. The Company’s revenue from its other agreements under which it operates its software is based upon several factors: the turnover (the total amount wagered), the hold (the turnover less the money returned to the players as winnings) and the contractual revenue (hold) split with its partners. Revenues for the three months ended March 31, 2007 included a full quarter of activity from the Company’s enhanced fully-integrated product with Sportingbet and a nearly a full quarter of activity from the Company’s enhanced product with Ladbrokes eGaming Ltd which was launched on January 9, 2007. As a result of some early deployment technical issues which have since been corrected and some poor results in cricket, the hold for the quarter ended March 31, 2007 was 2.6%. Historically, the hold for the GIG operation has averaged between 5% and 6% of the turnover. During April, the turnover through the system continued to increase and the hold percentage returned to its historical range. Assuming these trends are sustained, the Company expects a significant increase in revenues during the quarter ending June 30, 2007.

Cost of revenues for the three months ended March 31, 2007 were $141,000, as compared to $130,000 during the same period in the prior year. The increase in Fiscal 2007 was primarily due to higher personnel costs to operate the system.

Research and development expense for the three months ended March 31, 2007 was $133,000, as compared to $230,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to lower payroll costs as well as the capitalization of certain development costs.

General and administrative expense for the three months ended March 31, 2007 was $608,000, as compared to $914,000 during the same period in the prior year. The decrease was primarily due to lower payroll costs, lower professional fees, and lower compensation expense relating to employee stock options due to option forfeitures.

Interest income for the three months ended March 31, 2007 was $28,000, as compared to interest expense of $11,000 during the same period in the prior year. In Fiscal 2007, interest income represents interest earned from cash and short-term investments. In Fiscal 2006, the Company incurred non-cash interest expense from its outstanding Debentures which was satisfied through the issuance of shares of Common Stock.

Other income for the three months ended March 31, 2007 was $90,000, as compared to $1,000 during the same period in the prior year. In Fiscal 2007, other income represents settlements from the Company’s patent infringement litigation. In Fiscal 2006, other income represents the change in value of the Company’s liability associated with the registration rights agreements entered in connection with its private placements.

Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the three months ended March 31, 2007 was $753,000 and $0.06, respectively, as compared to $1,321,000 and $0.11, respectively, during the same period in the prior year. The decrease was primarily due to lower expenses and increased revenue and other income.

Six Months Ended March 31, 2007 and 2006

Revenues for the six months ended March 31, 2007 were $124,000, as compared to $64,000 during the same period in the prior year. The increase was primarily due to the Company’s agreement with Caliente.

Cost of revenues for the six months ended March 31, 2007 were $267,000, as compared to $298,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to lower amortization expenses associated with capitalized product enhancements that had become fully amortized partially offset by higher personnel costs to operate the system.

Research and development expense for the six months ended March 31, 2007 was $244,000, as compared to $499,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to certain development costs which met the criteria for capitalization and lower payroll costs.

General and administrative expense for the six months ended March 31, 2007 was $1,468,000, as compared to $1,695,000 during the same period in the prior year. The decrease was primarily due to lower payroll costs and professional fees, partially offset by costs associated with GIG’s terminated office lease.

Interest income for the six months ended March 31, 2007 was $49,000, as compared to interest expense of $60,000 during the same period in the prior year. In Fiscal 2007, interest income represents interest earned from cash and short-term investments. In Fiscal 2006, the Company incurred non-cash interest expense from its outstanding Debentures which was satisfied through the issuance of shares of Common Stock.

Other income for the six months ended March 31, 2007 was $90,000, as compared to $2,000 during the same period in the prior year. In Fiscal 2007, other income represents settlements from the Company’s patent infringement litigation. In Fiscal 2006, other income represents the change in value of the Company’s liability associated with the registration rights agreements entered in connection with its private placements.

Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the six months ended March 31, 2007 was $1,841,000 and $0.15, respectively, as compared to $2,624,000 and $0.22, respectively, during the same period in the prior year. The decrease was primarily due to lower expenses and increased revenue, interest income and other income.

Liquidity and Capital Resources

As of March 31, 2007, the Company had liquid resources totaling $710,000 which consisted of cash and cash equivalents.

The Company’s operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2007. The Company has taken a number of steps over recent months to reduce operating costs in the areas of payroll, rent, professional fees and consultants. The Company estimates that its cash costs will be approximately $400,000 over the upcoming quarter. The Company anticipates that, based on its current level of revenues and costs and without any proceeds from an equity financing or strategic transaction, its existing resources will be adequate to fund its capital and operating requirements through July 2007.

On March 6, 2007, the Company announced that it had signed a Letter of Intent with Shantech Inc. for a strategic marketing and business development agreement and investment. The Company and Shantech are working together in an effort to effect this transaction, the terms of which will differ from those previously announced. In particular, the Company is negotiating with Shantech to provide an immediate cash infusion of approximately $500,000, in order to meet its short-term cash needs, upon execution of the definitive agreements. It is expected that the closing of the transaction (other than the immediate cash infusion) would be contingent on obtaining shareholder approval and the Company intends to have a meeting of shareholders in order to obtain such consent as soon as practicable after execution of the definitive agreements.

One of the preconditions required by Shantech before entering into definitive agreements with the Company is obtaining certain consents and waivers from the holders of the Company’s Series C Preferred Stock. The Company and Shantech are currently in negotiations with the holders of the Series C Preferred Stock to obtain those consents and waivers. However, there can be no assurance that such consents and waivers will be obtained.

The Company cannot provide assurance that a definitive agreement with Shantech will be entered into or that the Company will be able to successfully consummate the proposed transaction with Shantech. If we cannot successfully consummate the proposed transaction with Shantech, we may not be able to obtain the required additional capital or execute an alternative strategic transaction, on favorable terms, or at all. If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company’s Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions, shares of Common Stock at the Company’s option. As of March 31, 2007, unpaid cumulative dividends on the Series C amounted to $56,000. A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010 which are exercisable at $4.38 per share.

The holders of the Series C permitted the Company to make its April 2007 dividend payment in shares of Common Stock rather than cash. Unless the holders of the Series C otherwise agree, once the Company’s shares fail to be listed or traded on the NASDAQ Capital Market, the Company would be unable to satisfy future quarterly dividend payments on the Series C Preferred Stock in shares of Common Stock. If the Company makes these payments in cash rather than additional shares of Common Stock, it would reduce the amount of cash available to fund operations.

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the preferred stock for cash. For certain other events (including, without limitation, failure to be listed on the NASDAQ Capital Market for more than 10 consecutive trading days), each holder would have the right to require the Company to redeem the preferred stock (generally at 120% of stated value thereof) for the Company’s Common Stock (at approximately 90% of the market value of the Common Stock) or increase the dividend of the preferred stock to 12% per annum. In addition, the Series C and investor warrants are subject to full ratchet antidilution protection in the event of issuance of additional shares of Common Stock at a price below the conversion price. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

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

Safe Harbor Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company’s available resources will be adequate to fund its requirements through July 2007 or thereafter and whether the Company will be able to meet its cash requirements; whether the Company will consummate the proposed transaction with Shantech Inc.; the ability of the Company to raise funds or execute a strategic transaction and if it does raise additional funds, the terms on which it can be raised and the dilutive impact on existing shareholders; whether the Company will be permitted to pay dividends on the Series C Preferred Stock in shares of Common Stock rather than cash and the number of shares and the dilutive impact to existing shareholders if the Company is permitted to pay such dividends in shares of Common Stock; whether or not any new financing would trigger the full ratchet anti-dilution provisions of the Series C Preferred Stock or the anti-dilution provisions of any outstanding warrants; whether the Company’s revenue will increase in future quarters; whether and how quickly the Company’s securities will be de-listed from NASDAQ; whether the Company’s securities will be promptly quoted on the OTC Bulletin Board; how long the Company will continue to incur significant losses and negative cash flow; whether the Company or its Internet, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue; how long the Company will be able to fund its capital and operating requirements; and whether the Company will have to cease operations. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2006. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2007, the Company issued 29,983 shares of Common Stock to the holders of its outstanding privately placed Series C Preferred Stock to satisfy the dividend due thereunder. This issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for transactions by an issuer not involving any public offering.

Item 5. Other Information

As stated in Part I, Item II (Management's Discussion and Analysis or Plan of Operation), above, on March 27, 2007, the Company received a NASDAQ Staff Determination letter indicating that, based on the NASDAQ Staff's review and materials submitted by the Company, the NASDAQ Staff had determined to deny the Company's request for continued listing on the NASDAQ Capital Market. As a result of the NASDAQ Staff Determination letter, the Company requested a hearing before the NASDAQ Listing Qualifications Panel, which stayed the NASDAQ Staff's determination to delist the Company's securities pending a hearing before the Panel and the subsequent issuance of a formal written determination by the Panel regarding the Company’s request for continued listing. NASDAQ scheduled the hearing for May 17, 2007; however, on May 15, 2007, the Company withdrew its request for a hearing as it was unable to conclude in a timely manner an equity financing transaction, which would have enabled the Company to regain compliance with NASDAQ’s shareholders’ equity requirement. As a result, the Company anticipates that its securities will be de-listed from the NASDAQ Capital Market in the very near future. The Company believes its securities will be immediately eligible for quotation in the Pink Sheets, an electronic quotation service for securities traded over-the-counter. In addition, the Company’s common stock may, in the future, also be quoted on the Over-the-Counter Bulletin Board maintained by the NASD, provided that a market maker in the common stock files the appropriate application with, and such application is cleared by, the NASD. The Company anticipates disclosing further trading venue information for its common stock once such information becomes available.

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

Interactive Systems Worldwide Inc.

Dated: May 15, 2007	By:	/s/ Bernard Albanese
Bernard Albanese Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2007	By:	/s/ James McDade
James McDade, Chief Financial Officer (Principal Financial Officer)