Form 10QSB
period 2007-06-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2007-08-16
CIK 1025995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _____________
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjectto such filing requirement for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

There were 12,265,715 shares of Common Stock outstanding at August 10, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

Interactive Systems Worldwide Inc.
June 30, 2007
FORM 10-QSB

Part I: Financial Information

Item 1. Financial Statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

	June 30,	September 30,
	2007	2006
	(Unaudited)	Note 1
Current assets:
Cash and cash equivalents	$494	$1,207
Accounts receivable	157	46
Investments in marketable securities	--	975
Other receivables	51	57
Prepaid expenses and other current assets	74	138
Total current assets	776	2,423

Property and equipment, net	5	16
Capitalized software, net of accumulated amortization of $1,070 and $957, respectively	418	428
Other assets	50	305
Total assets	$1,249	$3,172

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$94	$205
Dividend payable on preferred stock	56	--
Accrued expenses and other	548	794
Total current liabilities	698	999

Stockholders' Equity:
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, 60,000 Series A outstanding 3,742 and 4,000 Series C outstanding, respectively, with a liquidation preference of $3,742 and $4,000, respectively	--	--
Common stock par value $.001 per share; 20,000,000 shares authorized; 12,507,715 and 12,296,173 issued, respectively	12	12
Additional paid-in capital	28,335	28,142
Treasury stock, at cost, 242,000 common shares	(441)	(441)
Accumulated other comprehensive income	44	34
Accumulated deficit	(27,399)	(25,574)
Total stockholders' equity	551	2,173
Total liabilities and stockholders' equity	$1,249	$3,172

 See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Revenues	$167	$20	$291	$84

Costs and expenses:
Cost of revenues	138	144	405	442
Research and development expense	85	244	329	743

General and administrative expense	250	806	1,718	2,501
	473	1,194	2,452	3,686

Operating loss	(306)	(1,174)	(2,161)	(3,602)

Interest income (expense), net	2	25	51	(35)
Other income	370	1	460	3
Net income (loss)	66	(1,148)	(1,650)	(3,634)
Preferred stock dividend	(56)	(59)	(181)	(197)

Net income (loss) applicable to common shareholders	$10	$(1,207)	$(1,831)	$(3,831)

Net income (loss) per share applicable to common shareholders - basic and diluted	$0.00	$(0.10)	$(0.15)	$(0.33)

Weighted average basic and diluted Common shares outstanding	12,257,366	11,904,805	12,192,452	11,786,768

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended June 30, 2007
(Unaudited)

(Amounts in thousands except number of shares)
	Preferred stock		Common stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance at September 30, 2006	64,000	$--	12,296,173	$12	$28,142	$(441)	$34	$(25,574)	$2,173

Cumulative effect of change in accounting for registration rights liability	--	--	--	--	--	--	--	27	27

Dividends on Series C Prefered Stock paid in common stock	--	--	131,746	--	202	--	--	(202)	--

Dividends on Series C Preferred Stock payable in cash					(56)				(56)

Issuance of common stock through conversion of Series C Preferred Stock	(258)	--	68,800	--	--	--	--	--	--

Issuance of common stock to consultant	--	--	--	--	42	--	--	--	42

Compensation cost associated with stock options and warrants	--	--	--	--	5	--	--	--	5

Net share settlement on cashless exercise of stock options	--	--	10,996	--	--	--	--	--	--

Net loss	--	--	--	--	--	--	--	(1,650)	(1,650)

Foreign currency translation income	--	--	--	--	--	--	10	--	10
Comprehensive loss									(1,640)
Balance at June 30, 2007	63,742	$--	12,507,715	$12	$28,335	$(441)	$44	$(27,399)	$551

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)
	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,650)	$(3,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	243
Non-cash interest expense	--	145
Non-cash common stock, option and warrant charges	47	160
Non-cash amortization of debt issuance costs	--	38
Non-cash other income	--	(3)
Changes in assets and liabilities:
Accounts receivable	(111)	32
Other receivables	6	(18)
Prepaid expenses and other current assets	64	(40)
Other assets	255	(3)
Accounts payable	(111)	35
Accrued expenses	(246)	(419)
Net cash used in operating activities	(1,617)	(3,464)

Cash flows from investing activities:
Purchase of investments	--	(2,562)
Proceeds from sales of investments	975	1,777
Purchase of property and equipment	(9)	(5)
Proceeds from sale of property and equipment	2	--
Capitalized software	(103)	--
Net cash provided by (used in) investing activities	865	(790)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	44
Net cash provided by financing activities	--	44

Net decrease in cash and cash equivalents	(752)	(4,210)
Effect of exchange rate on cash	39	(9)
Cash and cash equivalents, beginning of period	1,207	5,655
Cash and cash equivalents, end of period	$494	$1,436

Non-cash investing and financing activity:
Issuance of common stock in relation to principal payments on Debentures	$--	$333
Issuance of common stock in relation to dividend payments on Series B and Series C Preferred Stock	$202	$188
Liability for dividend payable in cash	$56	--

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

Note l - Basis of Presentation:

The information at June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc. and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (“GIG”) (collectively the “Company”). All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the SEC.

The Company's revenue during the three and nine months ended June 30, 2007 and 2006 consisted of license fees, technical assistance fees and service charges from agreements with companies located in the United Kingdom, Gibraltar and Mexico. Revenue consists primarily of license fees, technical assistance fees and service charges calculated based on a percentage share of the net wagering revenue after payment of winnings and taxes. Revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

Note 2 - Basis of Preparation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and used cash in its operating activities during the three and nine months ended June 30, 2007 and the years ended September 30, 2006 and 2005. In addition, the Company requires additional financing to meet its forecasted cash requirements and continue operations beyond fiscal 2007. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern beyond the fiscal year ending September 30, 2007. The plan includes (i) securing minimum monthly cash receipts from certain customers, (ii) a program to reduce costs, (iii) seeking equity financing and (iv) pursuing other strategic transactions. There is no assurance, however, that the Company will be able to raise equity financing or execute a strategic transaction on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations and continue as a going concern. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company’s Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions (which the Company no longer satisfies because its Common Stock is no longer listed on NASDAQ), shares of Common Stock at the Company’s option. During the three months ended December 31, 2006, a holder of the Series C converted 258 shares of Series C into 68,800 shares of Common Stock and there are currently 3,742 remaining Series C outstanding. As of June 30, 2007, unpaid cumulative dividends on the Series C amounted to $56,000 and beginning July 2, 2007 are subject to a late fee at the rate of 12% per annum (which must be paid in cash). A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010, which are exercisable at $4.38 per share. The warrants were valued at $132,000 using the Black-Scholes option pricing model.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Private Placements (continued):

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series C for cash. Upon the occurrence of certain other events (including, without limitation, failure to be listed on the NASDAQ Capital Market for more than 10 consecutive trading days), each holder of Series C would have the right to require the Company to redeem the Series C (generally at 120% of the stated value thereof) for the Company’s Common Stock (at approximately 90% of the market value thereof), subject to an ownership limitation, or increase the dividend on the Series C to 12% per annum. On May 18, 2007, as a result of failing to comply with NASDAQ’s shareholders’ equity requirement, the Company’s Common Stock was de-listed from the NASDAQ Capital Market. As of the date of this filing, the Company has not been notified of any election having been made by the Series C as to the exercise of either of their rights. If all holders of the Series C Preferred Stock elected to require the Company to redeem their Series C Preferred Stock for Common Stock at the above-described valuations, without giving consideration to the ownership limitation, the Company would not have sufficient authorized and unissued shares of Common Stock not already reserved for stock options and warrants to satisfy the redemption obligation. Upon failure to timely pay the redemption amount in shares of Common Stock, the Company would become obligated to pay interest thereon at a rate of 15% per annum, accruing daily until the redemption amount (plus all interest thereon) is paid in full.

As a result of the de-listing from NASDAQ, the holders of Series C currently have the right to require that, commencing with the July 2007 dividend payment, dividend payments be made in cash. The unpaid quarterly dividend (which accrued for the quarter ended June 30, 2007), amounting to $56,000, has been accrued as a liability in the accompanying balance sheet at June 30, 2007. The unpaid quarterly dividend has been accrued at 6% (rather than 12%) per annum because the holders of the Series C have not exercised either of their rights resulting from the NASDAQ de-listing. As of the date of this filing, the Company has not made the July dividend payment, which was due on July 2, 2007. Such dividend is subject to a 12% late fee to be paid in cash accruing from such payment date.

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

In December 2006, FASB Staff Position EITF 00-19-2 was issued which specified that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, “Accounting for Contingencies” which states that a liability is recorded if the obligation is probable and can be reasonably estimated. In addition, SFAS 133 was amended to exclude registration payment arrangements from its scope. As of June 30, 2007, as the obligation was not considered probable, the Company has recorded no liability associated with these arrangements. Effective October 1, 2006, the Company adopted EITF 00-19-2 and reported a change in accounting principle through a reversal of the liability and as a decrease to the opening balance of accumulated deficit.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Stock Options:

Activity related to stock option plans for the nine months ended June 30, 2007 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	1,064,191	$1.58
Granted	266,000	0.50
Exercised	(90,691)	0.70		$9,000
Forfeited or expired	(253,500)	2.10
Outstanding at June 30, 2007	986,000	1.24	3.5	$--
Vested or expected to vest	986,000	1.24	3.5	$--
Exercisable at June 30, 2007	811,000	1.33	2.6	$--

On October 1, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the adoption date. During the nine months ended June 30, 2007, general and administrative expense was reduced by $30,000 due to forfeited and expired employee stock options as a result of implementing SFAS 123(R). During the nine months ended June 30, 2006, stock-based employee compensation cost of $140,000 was charged to general and administrative expense.

As of June 30, 2007, there was $106,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2 years.

The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that vesting occurs or performance is complete. During the nine months ended June 30, 2007 and 2006, the Company recognized compensation expense of $77,000 and $20,000, respectively, which was charged to general and administrative expense in relation to options, warrants and common stock issued to non-employees.

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

The Company’s computation of dilutive net loss per share for the three and nine months ended June 30, 2007 and 2006 does not assume any exercise of options or warrants to purchase 2,751,825 and 2,872,337 common shares, respectively, or the conversion of debentures or preferred stock to acquire 997,867 and 1,066,667 common shares, respectively, as their effect is antidilutive.

Note 8 - Concentration of revenues:

Revenues from Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet Plc, represented approximately 39% and 28% of revenues in the three and nine months ended June 30, 2007, respectively, and 63% and 78% of revenues in the three and nine months ended June 30, 2006, respectively. Revenues from Hipodromo de Agua Caliente S.A. de C.V., represented approximately 35% and 53% of revenues in the three and nine months ended June 30, 2007, respectively and 0% of revenues in the three and nine months ended June 30, 2006. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company’s operating results.

Note 9 - Other income:

Other income for the three and nine months ended June 30, 2007, consists of the following (in thousands):

	3 months	9 months
Settlement of a dispute with a vendor	$370	$370
Settlement of patent infringement litigation	--	90
	$370	$460

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

During the three and nine months ended June 30, 2007 (“Fiscal 2007”) and 2006 (“Fiscal 2006”), the Company’s revenue primarily consisted of license fees, technical assistance fees and service charges from providing interactive gaming services using the SportXction® System to business partners such as licensed bookmakers and others located in the United Kingdom, Gibraltar, and Mexico.

Going Concern Considerations

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations during the nine months ended June 30, 2007 and the years ended September 30, 2006 and 2005 and has not generated positive net cash flows from operations. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing or the execution of a strategic transaction to continue operations, meet its operational goals and to pursue its long term strategy. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern beyond the fiscal year ending September 30, 2007. The plan includes (i) securing minimum monthly cash receipts from certain customers, (ii) a program to reduce costs, (iii) seeking equity financing and (iv) pursuing other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions.

There is no assurance, however, that the Company will be able to raise equity financing or execute a strategic transaction on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations and continue as a going concern. The failure to raise equity or execute a strategic transaction will negatively impact the Company and its growth plans and its financial condition and results of operations, and could force the Company to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 18, 2007, as a result of failing to comply with NASDAQ’s shareholders’ equity requirement, the Company’s Common Stock was de-listed from the NASDAQ Capital Market. The Company’s Common Stock is currently quoted on the Over-the-Counter Bulletin Board maintained by the NASD and the Pink Sheets, an electronic quotation service for securities traded over-the-counter.

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

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 “Computer Software To Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to a product or product enhancement’s achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During Fiscal 2007, the Company capitalized $103,000 of software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $113,000 and $154,000 during the nine months ended June 30, 2007 and 2006, respectively.

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

On October 1, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the adoption date. During the nine months ended June 30, 2007, general and administrative expense was reduced by $30,000 due to forfeited and expired employee stock options as a result of implementing SFAS 123(R). During the nine months ended June 30, 2006, stock-based employee compensation cost of $140,000 was charged to general and administrative expense.

See Note 3 to the Company’s Form 10-KSB for the year ended September 30, 2006 for a full discussion of the Company’s critical accounting policies and estimates.

Financial Results

Three Months Ended June 30, 2007 and 2006

Revenues for the three months ended June 30, 2007 were $167,000, as compared to $20,000 during the same period in the prior year. The increase was primarily due to the Company’s agreements with Sportingbet, Ladbrokes and Hipodromo de Agua Caliente S.A. de C.V. (“Caliente”) which provide certain minimum payments.

Cost of revenues for the three months ended June 30, 2007 were $138,000, as compared to $144,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to lower amortization expenses associated with capitalized product enhancements that had become fully amortized.

Research and development expense for the three months ended June 30, 2007 was $85,000, as compared to $244,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to lower payroll costs.

General and administrative expense for the three months ended June 30, 2007 was $250,000, as compared to $806,000 during the same period in the prior year. The decrease was primarily due to lower payroll costs, lower professional fees, and lower compensation costs as a result of forfeited and expired employee stock options.

Interest income for the three months ended June 30, 2007 was $2,000, as compared to $25,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to lower cash and short term investments balances.

Other income for the three months ended June 30, 2007 was $370,000, as compared to $1,000 during the same period in the prior year. In Fiscal 2007, other income represents the settlement of a dispute with a vendor that yielded $160,000 in cash and eliminated approximately $210,000 in accounts payable and accrued liabilities. In Fiscal 2006, other income represents the change in value of the Company’s liability associated with the registration rights agreements entered in connection with its private placements.

Net income applicable to common shareholders and net income per share applicable to common shareholders (basic and diluted) for the three months ended June 30, 2007 was $10,000 and $0.00, respectively, as compared to net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) of $1,207,000 and $0.10, respectively, during the same period in the prior year. The improvement was primarily due to lower expenses and increased revenue and other income.

Nine Months Ended June 30, 2007 and 2006

Revenues for the nine months ended June 30, 2007 were $291,000, as compared to $84,000 during the same period in the prior year. The increase was primarily due to the Company’s agreements with Caliente, Sportingbet and Ladbrokes which provide certain minimum payments.

Cost of revenues for the nine months ended June 30, 2007 were $405,000, as compared to $442,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to lower amortization expenses associated with capitalized product enhancements that had become fully amortized.

Research and development expense for the nine months ended June 30, 2007 was $329,000, as compared to $743,000 during the same period in the prior year. The decrease in Fiscal 2007 was primarily due to lower payroll costs and certain development costs which met the criteria for capitalization.

General and administrative expense for the nine months ended June 30, 2007 was $1,718,000, as compared to $2,501,000 during the same period in the prior year. The decrease was primarily due to lower payroll costs, lower professional fees and lower compensation costs as a result of forfeited and expired employee stock options, partially offset by costs associated with GIG’s terminated office lease.

Interest income for the nine months ended June 30, 2007 was $51,000, as compared to interest expense of $35,000 during the same period in the prior year. In Fiscal 2007, interest income represents interest earned from cash and short-term investments. In Fiscal 2006, the Company incurred non-cash interest expense from its outstanding Debentures which was satisfied through the issuance of shares of Common Stock.

Other income for the nine months ended June 30, 2007 was $460,000, as compared to $3,000 during the same period in the prior year. In Fiscal 2007, other income represents settlement of a dispute with a vendor as well as settlements from the Company’s patent infringement litigation. In Fiscal 2006, other income represents the change in value of the Company’s liability associated with the registration rights agreements associated with its private placements.

Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the nine months ended June 30, 2007 was $1,831,000 and $0.15, respectively, as compared to $3,831,000 and $0.33, respectively, during the same period in the prior year. The decrease was primarily due to lower expenses and increased revenue and other income.

Liquidity and Capital Resources

As of June 30, 2007, the Company had liquid resources totaling $494,000 which consisted of cash and cash equivalents.

The Company’s operations currently do not generate positive cash flow and are not expected to do so during the fiscal year ending September 30, 2007. The Company has taken a number of steps over recent months to improve cash flow by securing minimum cash receipts from certain customers and reducing operating costs in the areas of payroll, rent, professional fees and consultants. The Company anticipates that, based on its current level of revenues and costs and without any proceeds from an equity financing or strategic transaction, its existing resources will be adequate to fund its capital and operating requirements through September 2007. If the holders of the Series C permit the Company to make its July and October dividend payments in shares of Common Stock rather than cash, then the Company’s existing resources may be adequate to fund its capital and operating requirements through November 2007.

On March 6, 2007, the Company announced that it had signed a Letter of Intent with Shantech Inc, for a strategic marketing and business development agreement and investment by Shantech or its affiliates. The Company and Shantech are working together in an effort to effect this transaction, the terms of which will differ from those previously announced. In particular, the Company is negotiating with Shantech and its affiliates to provide a cash infusion of approximately $500,000 which Shantech is currently seeking to obtain, in order to meet its short-term cash needs, upon execution of the definitive agreements.

One of the preconditions required by Shantech before entering into definitive agreements with the Company is obtaining certain consents and waivers from the holders of the Company’s Series C Preferred Stock. The Company and Shantech have been negotiating with the holders of the Series C Preferred Stock to obtain those consents and waivers but the required consents and waivers have not yet been received. There can be no assurance that such consents and waivers will be obtained.

The Company cannot provide assurance that a definitive agreement with Shantech or its affiliates will be entered into or that the Company will be able to successfully consummate the proposed transaction with Shantech. If we cannot successfully consummate the proposed transaction with Shantech, we may not be able to obtain the required additional capital or execute an alternative strategic transaction, on favorable terms, or at all. If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. In connection with the issuance of the Series C, the Company recorded a dividend to Series C shareholders of $777,000 representing the beneficial conversion feature resulting from the difference between the effective conversion price and the quoted market price of the Company’s Common Stock at the date of issuance. In addition, holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions (which the Company no longer satisfies), shares of Common Stock at the Company’s option. As of June 30, 2007, unpaid cumulative dividends on the Series C amounted to $56,000 and beginning July 2, 2007 are subject to a late fee at the rate of 12% per annum (which must be paid in cash). A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010 which are exercisable at $4.38 per share.

The holders of the Series C permitted the Company to make its April 2007 dividend payment in shares of Common Stock rather than cash. Because the Company’s Common Stock is no longer listed on NASDAQ, pursuant to the terms of the Certificate of Designation of the Series C Preferred Stock the Company is not entitled to continue to make quarterly dividend payments in its Common Stock. Nonetheless, the Company is seeking permission from the holders of the Series C to be able to pay the dividend that was due on July 2, 2007 and the dividend that will be due on October 1, 2007, in shares of its Common Stock. If the Company makes these payments in cash rather than additional shares of Common Stock, it would reduce the amount of cash available to fund operations.

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the preferred stock for cash. For certain other events (including, without limitation, failure to be listed on the NASDAQ Capital Market for more than 10 consecutive trading days, which failure has occurred), each holder would have the right to require the Company to redeem the preferred stock (generally at 120% of stated value thereof) for the Company’s Common Stock (at approximately 90% of the market value of the Common Stock) subject to an ownership limitation or increase the dividend on the preferred stock to 12% per annum. The unpaid quarterly dividend has been accrued at 6% (rather than 12%) per annum in the accompanying statement of operations because the holders of the Series C have not exercised either of their rights resulting from the NASDAQ de-listing. In addition, the Series C and investor warrants are subject to full ratchet antidilution protection in the event of issuance of additional shares of Common Stock at a price below the conversion price. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

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

Safe Harbor Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company’s available resources will be adequate to fund its requirements through September 2007 or thereafter and whether the Company will be able to meet its cash requirements; whether the Company will consummate the proposed transaction or any transaction with Shantech Inc; the ability of the Company to raise funds or execute a strategic transaction and if it does raise additional funds, the terms on which it can be raised and the dilutive impact on existing shareholders; whether the Company will be permitted to pay dividends on the Series C Preferred Stock in shares of Common Stock rather than cash and the number of shares and dilutive impact to existing shareholders if the Company is permitted to pay such dividends in shares of Common Stock; whether or not any new financing would trigger the full ratchet anti-dilution provisions of the Series C Preferred Stock or the anti-dilution provisions of any outstanding warrants; whether the Company’s revenue will increase in future quarters; how long the Company will continue to incur significant losses and negative cash flow; whether the Company or its Internet, mobile phone and betting shop partners will gain a sufficient number of customers to generate meaningful revenue; how long the Company will be able to fund its capital and operating requirements; and whether the Company will have to cease operations. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2006. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2007, the Company issued 51,981 shares of Common Stock to the holders of its outstanding privately placed Series C Preferred Stock to satisfy the dividend due thereunder. This issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

The Company failed to make the mandatory cumulative quarterly dividend payment on its Series C Preferred Stock in the amount of $56,000 (calculated at the rate of 6% per annum; see Note 3 to Condensed Consolidated Financial Statements (Unaudited)) which was due on July 2, 2007. Because of the Company’s May 18, 2007 de-listing from the NASDAQ Capital Market, the Company no longer has the option of paying the dividend in shares of Common Stock without the consent of the holders of the Series C. The unpaid dividend is subject to a late fee (which must be paid in cash) at the rate of 12% per annum from July 2, 2007. Because of the de-listing from NASDAQ, each holder of the Series C Preferred Stock has the right (which has not yet been exercised) to require the Company to redeem the Series C Preferred Stock (generally at 120% of the stated value thereof) for the Company’s Common Stock (at approximately 90% of the market value of the Common Stock) subject to an ownership limitation or to increase the dividend on the Series C Preferred Stock to 12% per annum. If all holders of the Series C Preferred Stock elected to require the Company to redeem their Series C Preferred Stock for Common Stock at the above-described valuations without giving consideration to the ownership limitation, the Company would not have sufficient authorized but unissued shares of Common Stock to satisfy the redemption obligation. For example, at an assumed ten day volume weighted average trading price of the Common Stock of $0.40 per share, a redemption in full would require approximately 12,500,000 shares of Common Stock, far in excess of the 997,867 shares currently reserved for conversion of the Series C Preferred Stock at the $3.75 conversion price plus the 3,455,250 shares of Common Stock not already reserved for other purposes. Upon failure to timely pay the redemption amount in shares of Common Stock, the Company would become obligated to pay interest thereon at a rate of 15% per annum, accruing daily until the redemption amount (plus all interest thereon) is paid in full. The Company’s proxy statement being mailed to stockholders for the Company’s 2007 Annual Meeting of Stockholders scheduled to be held on September 17, 2007 includes a proposal to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock by 60,000,000 shares, from 20,000,000 to 80,000,000, in order for, among other things, the Company to be able to satisfy its obligations to the holders of the Series C Preferred Stock.

Item 6. Exhibits

NUMBER	DESCRIPTION

31.01	Certification of Bernard Albanese, Chief Executive Officer and acting Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of Bernard Albanese, Chief Executive Officer and acting Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Systems Worldwide Inc.

Dated: August 16, 2007	By:	/s/ Bernard Albanese
Bernard Albanese
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)