Form 10KSB
period 2007-09-30
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2008-01-15
CIK 1025995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to __________

_____________________________________
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
_____________________________________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   YES ☐   NO ☒

The issuer’s revenues for its most recent fiscal year (ended September 30, 2007) were $500,000.

The aggregate market value of the voting and non-voting common equity (consisting of Common Stock, par value $.001) held by non-affiliates computed using the average bid and asked price as of January 7, 2008 was approximately $3,781,550.

The number of shares of Common Stock, $.001 par value, outstanding as of January 7, 2008 was 12,265,715.

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

The SportXction® System software monitors and changes the odds on the contestants in a sporting event to induce the players to wager such that the betting pool for each betting proposition is continuously driven toward a financial balance, to within a pre-set level. In general, a balanced pool is achieved when the money bet on the losing outcomes of a betting proposition is sufficient to pay off the winning outcomes of that proposition plus provide the operator with a commission for brokering the transactions. The SportXction® System maintains a record of all wagers placed by each bettor and keeps an account for each bettor, subtracting bet amounts and adding payouts. The SportXction® System has been developed to allow wagers to be placed simultaneously through a variety of input devices, all interconnected to our central system, such as interactive television set-top boxes, personal computers communicating via the Internet, wireless hand-held devices, mobile telephones and standalone kiosks. The Company has also developed a non-wagering (i.e. competition) version of the SportXction® System.

On July 31, 2002, ISWI, through a wholly-owned subsidiary, acquired all of the outstanding share capital of Global Interactive Gaming Limited (“GIG”) a British interactive gaming service provider located in London, England, that markets its services to interactive television carriers which employ satellite, cable and terrestrial programming, mobile telephone operators, licensed bookmakers and casinos. Prior to the acquisition, GIG had been ISWI’s worldwide exclusive licensee for its technology in all business activities for which the technology was legally usable other than wagering in Nevada and for securities transactions and lotteries. GIG has wholly owned subsidiaries, GIG Operations Limited and Brightform Limited.

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

The Internet is the largest present venue for sports wagering worldwide as it is legal in many countries outside of the United States. According to Global Betting & Gaming Consultants (“GBGC”), a market-research firm, the global online sports betting market, including betting exchanges, was estimated to be worth approximately $5.6 billion in 2006, having grown at a compound annual rate since 2000 of 21%. Excluding the US, which is estimated to be the largest online sports betting market in the world, GBGC estimates that the size of the online sports betting market was approximately $2.6 billion in 2006.

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

System Deployment Status

The SportXction® System is currently operated across several interactive mediums, including the internet and wireless, touch screen, handheld devices and is capable of operating on interactive television, mobile phones and standalone kiosks. GIG currently offers live play-by-play wagering for soccer, cricket (both one day and test matches), golf, rugby union, tennis, football, basketball, snooker and darts. The Company also has developed a baseball version of the SportXction® System which Hipodromo de Agua Caliente S.A. de C.V. (“Caliente”), GIG’s Latin American partner, offers.

GIG offered live play-by-play wagering on approximately 2800 events during the year ending September 30, 2007. GIG intends to offer wagering on approximately 3200 events during fiscal year 2008. The SportXction® System allows wagering using multiple currencies and provides players with a choice of languages. The Company’s current revenue primarily consists of minimum monthly service charges for furnishing the technology and in some cases operating the system. In addition, after achieving certain thresholds, the Company may be entitled to a share of the net wagering revenue generated by its SportXction® System. This component of revenue may be reduced for certain pool imbalance risks that arise from being a part of the house.

Internet

The Company has several non-exclusive agreements with bookmakers in the UK and Gibraltar. Under these agreements, GIG furnishes the technology and operates the system, and the partner is responsible for marketing the product, first level customer support and for processing customer financial transactions.

The Company currently offers a fully integrated product configuration and operational services package, which is provided to the Company’s wagering partners. By providing a real-time, interactive data stream, the Company’s play-by-play betting propositions are placed seamlessly within our business partners’ betting offerings, maintaining a consistent “look and feel” with the partner’s other betting offerings. The user can then place wagers from its existing account in the same manner as all other bets made with that partner. The betting offerings managed by GIG’s staff, utilizing the SportXction® System, are indistinguishable from the betting offerings managed by our business partner’s employees.

On December 5, 2006, the Company announced that it had launched this integrated version of its SportXction® System with Interactive Sports Limited, a wholly-owned subsidiary of Sportingbet. On January 9, 2007, the Company announced that it had launched this integrated version of its SportXction® System with Ladbrokes eGaming Ltd.

As of September 1, 2007, the Company had discontinued its stand-alone product configuration with BetShop Group (Europe) Ltd., Victor Chandler UK Ltd., and Victor Chandler International. The Company is currently in discussions with some of our former stand-alone business partners and with potential new partners regarding the integrated product.

Hand-held devices

Under a three year agreement entered into in August 2006, GIG provides software and services that enable Caliente, one of Latin America’s largest gaming companies, to offer an enhanced play-by-play sports betting service in all of its Race & Sports Books locations. Caliente owns and/or provides services to 160 betting shops, known as Race & Sports Books, throughout Mexico, Central and South America and the Caribbean. Since September 2006, the Company’s SportXction® System has been deployed in ten locations using hand held, touch screen devices. The SportXction® System is also expected to be offered on Caliente’s website in 2008.

Caliente is operating the play-by-play betting service using its own personnel. GIG has provided initial set-up support and some software customization and training, and will provide on-going technical assistance. The agreement specifies monthly service fees for technical assistance, as well as monthly license fees based on the handle derived from the enhanced play-by-play betting service.

Anticipated deployments

On September 17, 2007, the Company announced that it had received a purchase order from the Ontario Lottery and Gaming Corporation ("OLG"), which authorizes the spending of up to $175,000 for software development and other services. This software development is required for the modification of the Company's SportXction® System to add certain features, including the offering of parlay wagering, required by OLG. OLG is authorized under Canadian and provincial law to operate gaming and wagering businesses within the Province of Ontario.

The Company and OLG are currently negotiating a development/licensing agreement, which would allow OLG to conduct a six-month field trial of the modified SportXction® System, after its completion, for use in up to two casinos. The purchase order allowed the commencement of software development while the definitive licensing agreement is being negotiated. Actual delivery of the modified software will not occur until after signing the licensing agreement. The Company is optimistic that this field trial will lead to a broader implementation in multiple casinos and other on-site gaming venues throughout Ontario, Canada. If successful, the system will have applicability in other Canadian provinces, as well.

On December 5, 2007, the Company announced that it has signed an Agreement in Principle with Neptune Race and Sports Book, Inc. ("Neptune"). This non-binding agreement provides the commercial framework for an anticipated licensing agreement to be negotiated between the two parties for the use of the Company's SportXction® System.

Neptune currently provides turnkey race and sports wagering systems and services for use on cruise ships and in resort casinos. The intention of this agreement is for Neptune to license the Company's SportXction® System in order to add play-by-play wagering to its existing capabilities for use in its current and future casino venues. It is anticipated that Neptune's personnel will operate the SportXction® System from its operations hub located in Nevada. The Company anticipates receiving initial upfront service fees as well as a share of the revenue.

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

Racing product

The Company also intends to complete development of a fixed-odds / pari-mutuel hybrid racing product for the U.S. market. The Company has filed a patent application with the intent of commercializing a product that will combine the advantages of fixed-odds wagering while satisfying the current U.S. pari-mutuel rules and regulations. The Company believes that this offering will provide an improved alternative to traditional pari-mutuel wagering in the interstate horse racing market.

Marketing and Sales Strategy

The Company is in discussions with several companies in the U.K., Europe and elsewhere in the world for the incorporation of the SportXction® System into the offerings of these companies. In this regard, the Company is pursuing a “business to business” strategy, partnering with companies who possess an existing betting customer base. This strategy offers the benefits of potentially more immediate revenues as well as a lower marketing investment to gain players.

The focus of the Company’s current marketing efforts is in the U.K. and Europe although opportunities elsewhere in the world are also being pursued. The Company may enter other foreign markets acting solely as a licensor of the SportXction® System, similar to its agreement with Caliente in Mexico. The Company may also re-enter the Nevada market and its Nevada gaming license has been maintained for that purpose.

Intellectual Property

The Company regards the SportXction® System as proprietary. The Company has two U.S. patents covering its proprietary wagering methods and its related computer processing system. Corresponding applications for each of the two patents have been filed and approved in 17 foreign countries. The Company also has a patent pending to use its technology in a fixed-odds/pari-mutuel hybrid for use in wagering on horse races.

On March 26, 2007, the Company announced that it had settled all claims pertaining to the patent infringement lawsuit filed by ISWI in December 2005 concerning Progressive Gaming International Corporation's Rapid Bet LiveTM ("RBL") product. The parties signed a licensing agreement that grants Progressive Gaming a worldwide, non-exclusive license to practice ISWI's existing patent portfolio regarding sports wagering. The Company received an initial license payment, and may be entitled to an ongoing royalty based on product placement milestones and the revenues generated by RBL as well as other related products.

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

The Company has not recently received any claim that it is infringing any patents of others. However, there can be no assurance that third parties will not assert infringement claims against the Company, which claims the Company would be required to defend at considerable expense or enter into arrangements requiring the Company to pay royalties or other damages, any of which could materially and adversely affect the Company’s business.

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

Personnel

The Company currently has two full-time employees in the United States and 5 full-time employees in England. The Company considers its relations with its employees to be good. The Company also utilizes outside consultants and two part-time employees (one in the United states and one in England) to perform the accounting function and for specific assignments or projects. The Company may seek to hire additional programmers, technicians and administrative personnel.

Research and Development

During the fiscal years ended September 30, 2007 and 2006, the Company spent approximately $377,000 and $497,000, respectively, on research and development activities. These expenses included primarily, programmers’ salaries and benefits, consultants’ fees, amortization expense associated with capitalized development costs and the depreciation expense associated with computer equipment used in the development of the SportXction® System. During the fiscal years ended September 30, 2007 and 2006, all of the Company’s research and development expense reflect costs associated with supporting the SportXction® System. The Company intends to continue to expend significant sums on such activities.

During the fiscal years September 30, 2007 and 2006, the Company capitalized $103,000 and $439,000, respectively, of expenses related to enhancements of its SportXction® System. These amounts will be amortized over their estimated useful life (generally three years) after they were put into commercial use.

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

Government Regulation

United Kingdom

Prior to September 2007, the Company’s indirect, wholly-owned subsidiaries, Brightform Limited (“Brightform”) and GIG Operations Limited (“GIG Operations”) provided betting services within the United Kingdom and needed to comply with betting legislation in the United Kingdom. Betting was regulated in the United Kingdom under the Betting Gaming and Lotteries Act 1963 (“the Betting Act”), Betting and Gaming Duties Act 1981 (“the Duties Act”) and associated regulations (all collectively referred to as the “Acts”).

The Betting Act regulated on-course (betting taking place at a licensed track) and off-course betting (telephone, Internet and other betting not undertaken at a licensed track) as well as pool betting in the United Kingdom. The Betting Act dealt with, among other things, applications for bookmakers’ permits, the conduct of bookmakers and the running of licensed betting premises by bookmakers and/or bookmakers’ agents in the United Kingdom. The Duties Act and associated regulations primarily dealt with the financial reporting and taxation responsibilities of those involved in the bookmaking and gaming industry.

The Betting Act provided the framework for the control of betting in the United Kingdom. It is based on the prohibition of betting in streets or public places, other than on racecourses (on days when racing was taking place), and in premises operating under a license. It also prohibited any person from acting as a bookmaker without a license and restricted pool betting and betting on tracks.

In order to obtain a bookmaker’s permit in the United Kingdom an application had to be made to the Licensing Justices at the applicable Magistrates Court (in England and Wales) or the Local Authority Licensing Board in Scotland. The essential tests applied by the licensing justices when considering an application were whether or not the applicant was a fit and proper person to hold a bookmakers’ permit, whether they were competent to operate a bookmaking business and whether they had sufficient financial resources to meet the potential liabilities that may arise. Brightform applied for and acquired a bookmaker’s permit on April 28, 2003. This permit was renewed on April 28, 2006 and was due to expire on May 31, 2009. Separately, GIG Operations applied for and acquired a betting agency permit in respect of its customer, UKbetting, on January 20, 2003 and in respect of its customer, Sportingbet, on October 20, 2003. These permits were renewed on April 28, 2006 and were due to expire on May 31, 2009.

In order to use any premises for betting transactions in circumstances where persons were physically present, a bookmaker had also to obtain a betting office license for the particular premises. In order to provide fixed odds betting services on interactive television or over the Internet, a company operating in the United Kingdom needed only to have a bookmaker’s permit. A betting office license was not required as it related to specific premises in which customers placed bets.

Both bookmakers’ permits and betting office licenses remained valid during the applicable licensing period (a maximum of three years) and all permits and licenses expired by elapse of time. Bookmakers and/or bookmakers’ agents had to make applications for the renewal of their permits and/or betting office licenses.

In September 2007, the system for licensing betting activities was replaced by a new licensing regime under the Gambling Act 2005 (the “Act”). The Act created a framework that seeks to modernize the current gaming legislation and importantly to regulate Internet, interactive television, and other remote forms through a new licensing regime. A new body, the Gambling Commission, was created to regulate the industry. Prior to September 2007, the Company discontinued the use of its stand-alone product in the UK. The integrated version of the Company’s product provides a data stream containing suggested betting propositions, including pertinent characteristics such as handicaps and betting odds. The Company’s business partners’ systems receive this data stream and may offer some or all of the betting opportunities to their customers. The SportXction® System is configured also to optionally provide risk management recommendations to its partners relating to the betting opportunities offered. Wager’s are received, processed, and tracked by the partner’s systems. Because the Company’s software is not directly responsible for the processing of wagers, the Company believes that neither its UK subsidiaries nor its software is required to be licensed under the Act.

Nevada

Prior to April 2000, ISWI conducted business in the State of Nevada as the operator of a sports wagering system. As such, it was required to obtain a gaming license as an operator of an “inter-casino linked system” (“OILS License”) and to register with the Nevada Gaming Commission as a publicly traded corporation (a “Registered Corporation”). ISWI is not currently operating in Nevada, although it continues to hold its OILS License and is still a Registered Corporation. ISWI is currently marketing its current System to software providers and casinos in Nevada. These marketing efforts are aimed at licensing the Company’s SportXction® System to software providers and casinos in order for them to operate a system utilizing the Company’s SportXction® System software. The Company has no current plans to re-enter the business of operating a sports wagering system in Nevada. Nevertheless, in order to maintain its OILS License, the Company must continue to comply with Nevada gaming law. If the Company decided that it is not likely that it will operate a sports wagering system in Nevada, it may decide to withdraw its license.

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

•
The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability of licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position or sever a relationship with such person. Bernard Albanese (Chairman of the Board and Chief Executive Officer) has been approved for licensure.

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

It is possible that the Company may be regulated or required to be licensed in various foreign countries, including the United Kingdom, or that the Company’s SportXction® System software may be required to be approved for use in such foreign countries prior to its use or operation by the Company. Although the Company is not currently aware of any such requirements, the Company has only done a limited inquiry with respect thereto. If the Company is required to be licensed or its SportXction® System software is required to be approved in any foreign countries, there is no assurance that such licensing or approval could be obtained, although the Company is not aware of any reason why it could not be so licensed or its SportXction® System software would not be approved.

SAFE HARBOR STATEMENT

Important Factors Regarding Forward Looking Statements and Other Risks

This Report on Form 10-KSB (“Report”), except for the historical information contained herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements include, without limitation, statements regarding the length of time that the Company will incur losses and negative cash flow, the length of time the Company’s cash resources will last and its ability to meet its cash requirements, the ability of the Company to raise additional funds or execute a strategic transaction and if it does raise additional funds, the terms and conditions thereof and the dilutive impact to existing stockholders, the ultimate dilutionary effect that the preferred stock, warrants and options will have on existing stockholders, whether the Company will offer wagering on 3200 events during fiscal year 2008, whether there is a significant potential market for the Company’s horseracing product under development, whether the Company will be able to enter into additional agreements for the fully integrated system implementation, whether the Company will enter into definitive agreements with the Ontario Lottery Board or the Neptune Race and Sports Book, Inc., the likelihood that the Company will receive and maintain any needed gaming licenses or other approvals for use of its products, the ability of the Company to attract adequate numbers of players to the SportXction® System for sports wagering and sports contests, whether legal or regulatory requirements will inhibit marketing of the products as intended by the Company, whether the Company will enter into agreements with others for use of the SportXction® System, whether the Company will extend or renew its employment agreement with its Chief Executive Officer, and whether the Company will complete product extensions to the SportXction® System. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks and factors include, among others, those listed below. When used in this Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “anticipates,” “plans,” “intends,” “expects,” “believes” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are inherently uncertain and are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

We will need to raise additional capital or execute a strategic transaction for us to continue our operations.

The Company must raise additional capital to fund its future operations or consider other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions. There can be no assurance that additional financing or strategic alternatives will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The Series C Preferred Stock contain certain negative covenants including limitations with respect to borrowings. Moreover, raising additional funds in the future are likely to trigger the anti-dilution provisions in our Series C Preferred Stock and in the Company’s outstanding warrants, resulting in further significant dilution to existing stockholders and certain other rights to holders of the Series C Preferred Stock.

As of September 30, 2007, the Company had liquid resources totaling $284,000 consisting of cash and cash equivalents. Management believes that these resources, without any significant increase in revenues, will only be sufficient to fund operations through January 2008. Accordingly, the Company must raise additional capital or pursue strategic alternatives immediately. If the Company cannot raise additional capital immediately, its liquidity, financial condition and business prospects will be materially and adversely affected and it may have to cease operations.

There is substantial doubt about our ability to continue as a going concern due to our cash requirements, which means that we may not be able to continue operations unless we obtain additional funding or execute a strategic transaction.

 Our independent registered public accounting firm’s report on our financial statements for the fiscal year ended September 30, 2007 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the financial statements states that our ability to continue operations, meet our operational goals and pursue our long-term strategy is dependent upon our raising additional capital, which raises substantial doubt about our ability to continue as a going concern. Further, the registered public accounting firm’s report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The public market for our stock is limited, and stockholders may not be able to resell their shares at or above the purchase price paid by such stockholder, or at all.

On May 18, 2007, our shares were delisted from the NASDAQ Capital Market. The Company’s Common Stock is currently quoted on the Over-the-Counter Bulletin Board maintained by the NASD and on the Pink Sheets, an electronic quotation service for securities traded over-the-counter. As a result, there is currently only a limited public market for our common stock. We cannot assure you that an active public market for our Common Stock will develop or be sustained in the future. The effects of delisting include the limited publication of the market prices of the Company’s securities and limited news coverage of the Company. Delisting may reduce investors’ interest in the Company’s securities and materially adversely affect the trading market and prices for such securities and the Company’s ability to issue additional securities or to secure additional financing.

Low price stocks like ours are at risk for volatile price changes and are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, since our Common Stock has been delisted from trading on NASDAQ and because the trading price of the Common Stock is less than $5.00 per share, the Common Stock is subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receive purchasers’ written consent, prior to any transaction. The Company’s Common Stock is also deemed a penny stock under the Securities Enforcement and Penny Stock Reform Act of 1990, which requires additional disclosures in connection with trades in the Company’s Common Stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. The SEC’s regulations define a “penny stock” to be any non-NASDAQ equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. These requirements limit the liquidity of the Company’s securities.

The delisting of our shares from the Nasdaq Capital Market has triggered certain provisions of the Company’s Series C Preferred Stock.

As a result of the delisting from NASDAQ, each holder of the Series C Preferred Stock has the right (which has not yet been exercised) to require the Company to redeem the Series C Preferred Stock (generally at 120% of the stated value thereof) for the Company’s Common Stock (at approximately 90% of the market value of the Common Stock) subject to an ownership limitation or to increase the dividend on the Series C Preferred Stock to 12% per annum. In addition, the Company is unable to satisfy the quarterly dividend payments on the Series C in shares of Common Stock without the consent of the holders of the Series C. The Company failed to make the mandatory quarterly dividend payments on its Series C Preferred Stock in the amount of $56,000 (calculated at the rate of 6% per annum), which were due on July 2 and October 1, 2007. The unpaid dividends are subject to a late fee (which must be paid in cash) at the rate of 12% per annum. The payment of dividends and late fees in cash will reduce the amount of cash available to fund operations.

If we violate certain provisions of the Company’s Series C Preferred Stock and are forced to redeem the Preferred Stock for cash, we may not have enough cash to fund our operations and may not be able to obtain additional financing. Anti-dilution provisions of the Series C Preferred Stock may limit our ability to obtain necessary new financing.

The Company’s Series C Preferred Stock issued in August 2005 contain certain provisions and restrictions under the Company’s control, which if violated, could give the holders of the Series C Preferred Stock the right to require the Company to redeem their shares of Series C Preferred Stock for cash. If such an event occurred and a holder of the Series C Preferred Stock exercised its right to require the Company to redeem its shares, the Company would not have the cash resources to redeem such shares. The Series C Preferred Stock also contains anti-dilution provisions that may limit the Company’s ability to obtain additional financing on favorable terms, or at all, notwithstanding that the Company now needs new equity financing in order to continue operations beyond January 2008. New investors would likely expect to purchase any privately placed securities at some discount to current market price. The “full ratchet” dilution protection contained in the Series C Preferred Stock and certain of the outstanding warrants would result in the conversion price of the Series C Preferred Stock being substantially reduced from the current $3.75, and the warrant exercise price being reduced from their current price, and as a consequence, many more shares would become issuable upon conversion (or exercise), and could potentially be sold into the market. This market “overhang” may deter potential new investors.

If the holders of our outstanding Series C Preferred Stock, options and warrants convert or exercise those securities, or if we obtain the consent of the holders of the Series C Preferred Stock to pay dividends on the Series C Preferred Stock with shares of our Common Stock, our existing stockholders will be significantly diluted. In addition, sales of substantial amounts of our Common Stock could cause the market price to go down.

To the extent that the shares of Series C Preferred Stock are converted or redeemed for common stock and/or the options or warrants are exercised, a significantly greater number of shares of our Common Stock will be outstanding and the interests of our existing stockholders will be substantially diluted (even more if the conversion occurs after a downward adjustment to the Series C Preferred Stock conversion price). If these additional shares are sold into the market, it could decrease the market price of our Common Stock and encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our Common Stock. We cannot predict whether or how many additional shares of our Common Stock will become issuable as a result of these provisions. Additionally, although because of the delisting from NASDAQ, we are currently unable to pay dividends on the Series C Preferred Stock in shares of our Common Stock, we may seek the consent of the holders of the Series C Preferred Stock to pay dividends on the Series C Preferred Stock in shares of our Common Stock which could result in increased downward pressure on our stock price and further dilution to our existing stockholders.

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

Until entering into the License Agreements with GIG in 2000, the Company was in the development stage and generated limited revenues from the SportXction® System. As of September 30, 2007 and September 30, 2006, the Company had cumulative net losses since inception of approximately $27.9 million and $25.6 million, respectively. The Company incurred a net loss applicable to common shareholders of $2.2 million during the year ended September 30, 2007.  The likelihood of the Company’s success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in the Company’s stage of development, some of which may be beyond the Company’s control. These include, but are not limited to, the ability of the Company to operate its anticipated business; delays in commencement of operation of the SportXction® System by the Company’s business partners; the ability of the Company and its business partners to attract a sufficient number of players desirous of utilizing the SportXction® System; unanticipated problems relating to further software enhancement and development; acceptance of the SportXction® System by the wagering public; gaming regulations and gaming taxes (including those in the United States, United Kingdom and other foreign countries); the competitive and regulatory environment in which the Company operates; marketing problems; and additional costs and expenses that may exceed current estimates.

We do not intend to pay cash dividends on our Common Stock for the foreseeable future.

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

The Company expects to incur losses and negative cash flow at least for the fiscal year ending September 30, 2008. The Company expects revenue to increase as a result of its existing agreements as well as anticipated new licensees but can give no assurance that will occur or if it does when or whether we will again achieve profitability.

We rely on a limited number of partners for our revenues.

Revenues from three customers (Interactive Sports Limited, Ladbrokes and Caliente) represented over 90% of the Company’s revenues in the year ended September 30, 2007. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company’s operating results.

A significant amount of our revenue is derived from monthly minimums.

In May 2007, the Company restructured its agreements on a temporary basis with two of its largest customers (Interactive Sports Limited and Ladbrokes) to provide the Company with either fixed or minimum monthly fees, rather than a share of the revenue. Although the Company is still being paid on the basis of monthly minimum fees, there is no assurance that it will continue to be so paid. If the Company’s agreements were to revert back to a revenue share basis, the Company’s revenue would become more variable on a monthly basis, and may decrease overall depending on the number of customers using the system, the amount wagered and the performance of the system with regard to the amount held.

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

The Company regards the SportXction® System and related technology as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its proprietary rights. The Company has two United States patents for its proprietary wagering methods and its related computer processing system. Corresponding patents have been granted in 16 foreign countries for one or both of these patents. The Company is also required to pay yearly taxes in each jurisdiction for each patent to maintain its status. The Company also has a patent pending to use its technology in a fixed-odds/pari-mutuel hybrid for horse race wagering. No assurance can be given that any of the Company’s pending domestic or foreign patent applications will issue as patents, that the Company will have the funds available to maintain all of the issued patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. Defense of intellectual property rights can be difficult and costly, in particular in certain foreign countries, and there can be no assurance that the Company will be able effectively to protect our technology from misappropriation by competitors. Additionally, third party infringement claims may result in the Company being required to enter into royalty arrangements or pay damages, any of which could materially and adversely affect the Company’s business, financial condition and results of operations.

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

The Company is dependent upon the continued efforts and abilities of its executive officer and other key personnel. The Company has entered into an employment agreement with its Chairman and Chief Executive Officer that expires June 30,2008. No assurance can be given that this agreement will be extended or renewed by the Company and if not extended or renewed, whether an individual with similar background and experience could be hired to replace him. The Company does not maintain and does not intend to obtain key person life insurance on the life of its executive officer. The Company’s operations will also depend to a great extent on the Company’s ability to attract new key personnel and retain existing key personnel in the future. Competition is intense for highly skilled employees and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that it can avoid increased costs in order to do so. The Company’s failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s retired founder, Barry Mindes, may have the ability to exercise effective control of our Company as he and his affiliates own and control a significant percentage of our outstanding Common Stock.

As of December 21, 2007, Barry Mindes and Mindes Family Limited Partnership, of which an entity controlled by Mr. Mindes is general partner, together beneficially own approximately 25% of the outstanding shares of Common Stock. As a result of such ownership, such stockholders may have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company.

The market price of our Common Stock may be highly volatile.

The market price of securities of many emerging and high technology companies has been highly volatile, experiencing wide fluctuations not necessarily related to the operating performance of such companies. Factors such as the Company’s operating results and announcements by the Company or its competitors concerning technological innovations, new products or systems may have a significant impact on the market price of the Company’s securities.

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

Item 2.  Description of Property

The Company currently leases approximately 2,500 square feet of space in West Paterson, New Jersey under a lease which expires on June 30, 2009. Lease payments for this facility, at which all development and administrative functions in the United States are currently conducted, during the fiscal year ended September 30, 2007, were approximately $37,500. For the fiscal year ending September 30, 2008, lease payments for this facility are expected to be approximately $37,500.

The Company currently licenses for use approximately 900 square feet of office space, in London, England under a use license, which expires in March 2008. Lease payments for this facility, at which all operations and administrative functions in England are currently conducted, during the year ended September 30, 2007, were approximately $175,388. For the fiscal year ending September 30, 2008, lease payments for this facility are expected to be approximately $246,112.

Item 3.  Legal Proceedings

See “Business - Intellectual Property”.

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders was held on September 17, 2007. The following matters were voted upon at the meeting and received the number of votes indicated:

To elect a board of three directors to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

	For	Withheld
Bernard Albanese	8,125,097	502,063
Bruce Feldman	8,130,405	496,755
Philip Rule	8,130,405	496,755

To approve an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock by 60,000,000 shares, from 20,000,000 to 80,000,000.

For:	8,083,229
Against:	543,930
Abstain:	0
Broker non-votes:	0

To ratify the selection of Eisner LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

For:	8,544,340
Against:	66,735
Abstain:	16,085

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the periods indicated and as reported by NASDAQ or the OTC Bulletin Board, the high and low sales prices for shares of the Company’s Common Stock until May 18, 2007 and the high and low bid prices for the periods thereafter. The bid quotations reflect inter-dealer prices without retail mark-up or commission and may not represent actual transactions. On May 18, 2007, as a result of failing to comply with NASDAQ’s shareholders’ equity requirement, the Company’s Common Stock was de-listed from the NASDAQ Capital Market. The Company’s Common Stock is currently quoted on the Over-the-Counter Bulletin Board maintained by the NASD and on the Pink Sheets, an electronic quotation service for securities traded over-the-counter:

Quarter	High	Low
October 1, 2005 to December 31, 2005	$3.34	$1.94
January 1, 2006 to March 31, 2006	2.83	1.82
April 1, 2006 to June 30, 2006	2.31	1.68
July 1, 2006 to September 30, 2006	1.87	1.02
October 1, 2006 to December 31, 2006	3.48	1.10
January 1, 2007 to March 31, 2007	2.58	0.98
April 1, 2007 to June 30, 2007	1.10	0.25
July 1, 2007 to September 30, 2007	0.45	0.21

The high and low bid prices on January 07, 2008 were $0.40 and $0.34, respectively.

Current Holders of Common Stock

Based upon information supplied to the Company by its transfer agent, there were approximately 50 stockholders of record of the Common Stock on December 14, 2007. The Company believes there are in approximately 1,600 beneficial owners of its Common Stock whose shares are held in “Street Name.”

Dividends

The Company has never paid cash dividends with respect to its Series A Preferred Stock, Series B Preferred Stock or its Common Stock. In January 2005, the Company declared a cash dividend with respect to its Series C Preferred Stock of $24,000. Although holders of our Series C Preferred Stock are entitled to receive dividends, we have elected to pay such dividends in shares of our Common Stock. As a result of the delisting from the NASDAQ Capital Market, the Company is not permitted to pay the dividends on the Series C Preferred Stock in shares of Common Stock, and is required to pay them in cash. The Company did not pay the dividends due to the holders of the Series C Preferred Stock on July 1, 2007 or October 1, 2007. The Company intends to retain future earnings, if any, which may be generated from the Company’s operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay cash dividends to holders of Common Stock. Any decision as to the future payment of dividends on preferred stock or Common Stock (other than that required in respect of the Series C Preferred Stock) will depend on the results of operations and financial position of the Company and such other factors as the Company’s Board of Directors, in its discretion, deems relevant.

Issuances of Common Stock

We made no sales of unregistered securities during the quarter ended September 30, 2007.

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

On July 31, 2002, ISWI, through a wholly-owned subsidiary, acquired all of the outstanding share capital of Global Interactive Gaming Limited (“GIG”), a British interactive gaming service provider which was previously ISWI’s exclusive licensee. GIG markets its services to licensed bookmakers, casinos and other gambling operators and is located in London, England.

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

During the years ended September 30, 2007 (“Fiscal 2007”) and 2006 (“Fiscal 2006”), the Company’s revenue primarily consisted of license fees and service charges from providing interactive gaming services using the SportXction® System to business partners such as licensed bookmakers and others located in the United Kingdom, Gibraltar and Mexico.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has not generated positive net cash flows from operations. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing or the execution a strategic transaction to continue operations, meet its operational goals and to pursue its long term strategy. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern through at least the fiscal year ending September 30, 2008. The plan includes (i) securing minimum monthly cash receipts from existing customers and new licensees, (ii) a program to reduce costs, (iii) seeking equity or debt financing and (iv) considering other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions.

There is no assurance, however, that the Company will be able to raise additional financing or execute a strategic transaction on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations. The failure to raise financing or execute a strategic transaction will negatively impact the Company and its growth plans and its financial condition and results of operations, and could force the Company to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 “Computer Software To Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to a product or product enhancement’s achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. The Company stops capitalizing software costs relating to a particular enhancement when the enhanced product is available for general release to its customers. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $155,000 and $165,000 for the years ended September 30, 2007 and 2006, respectively.

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

Results of Operations

Revenues for Fiscal 2007 were $500,000, as compared to $111,000 during Fiscal 2006. The increase was primarily due to the launching of the Company’s new integrated version of its SportXction® System in combination with Company’s agreements with Sportingbet, Ladbrokes and Caliente which provide certain minimum payments.

Cost of revenues for Fiscal 2007 were $531,000, as compared to $542,000 during Fiscal 2006. The decrease in Fiscal 2007 was primarily due to lower amortization expenses associated with capitalized product enhancements that had become fully amortized.

Research and development expense for Fiscal 2007 was $377,000, as compared to $497,000 during Fiscal 2006. The decrease in Fiscal 2007 was primarily due to lower payroll costs partially offset by a reduction in the amount of software development costs which met the criteria for capitalization.

General and administrative expenses during Fiscal 2007 were $2,289,000, as compared to $3,526,000 during Fiscal 2006. The decrease was primarily due to lower payroll costs, lower professional fees, lower compensation costs and a reduction in marketing costs.

Interest income during Fiscal 2007 was $55,000, as compared to interest expense of $2,000 during Fiscal 2006. In Fiscal 2006, the Company incurred interest expense in relation to its outstanding Debentures, which have been satisfied primarily through the issuance of shares of Common Stock. The Debentures were fully repaid in May 2006.

Other income for the Fiscal 2007 was $460,000, as compared to $3,000 during Fiscal 2006. In Fiscal 2007, other income represents settlement of a dispute with a vendor as well as settlements from the Company’s patent infringement litigation. In Fiscal 2006, other income represents the change in value of the Company’s liability associated with the registration rights agreements associated with its private placements.

Net loss and net loss per share applicable to common stock (basic and diluted) for Fiscal 2007 were $2,421,000 and $0.20, respectively, as compared to $4,721,000 and $0.40, respectively, during Fiscal 2006. The decrease was primarily due to lower expenses and increased revenue and other income (as described above).

Financial Condition; Liquidity and Capital Resources

As of September 30, 2007, the Company had liquid resources totaling $284,000 which consisted of cash and cash equivalents.

The Company’s operations currently do not generate positive cash flow. The Company anticipates that, based on its current level of cash receipts and disbursements, its existing resources will be adequate to fund its capital and operating requirements through January 2008.

The Company is currently in discussions with several additional gambling companies to provide services. There is no assurance however, that the SportXction® System will be launched as planned with additional business partners or accepted by potential users. In addition, there is no assurance that any additional agreements will be signed.

We cannot assure you that we will be able to successfully implement our plans to raise additional capital or execute a strategic transaction. We may not be able to obtain the required additional capital or execute a strategic transaction, on favorable terms, or at all. If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information, as of January 7, 2008, regarding the directors, executive officers and key personnel of the Company.

Name	Age	Positions with the Company

Bernard Albanese	60	Chairman of the Board, Chief Executive Officer, President, Director and Acting Principal Financial Officer

Bruce Feldman	59	Director

Philip Rule	71	Director

Bernard Albanese has served as Chairman of the Board of the Company since March 2006, as Chief Executive Officer of the Company since January 2006, as Acting Principal Financial Officer since June 2007, as President of the Company since September 1996, as Treasurer between July 1995 and March 2002, as Vice President-Systems from July 1995 until August 1996, and as a director since October 1996. From 1993 to 1995, Mr. Albanese was Vice President—Operations of Advanced Data Systems Inc., a provider of medical-related computer systems, in which position he was responsible for all installation, training and telephone support for an installed base of over 1,000 customers. Mr. Albanese was a co-founder of Script Systems Inc. and was its Executive Vice President until 1993. From 1980 to 1986, Mr. Albanese served as Vice President of Information Industries, Inc., in which position he was responsible for, among other things, software development for the Midwest Stock Exchange and other large projects.

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

Philip Rule has served as a director of the Company since March 2006. Mr. Rule is a technology and software executive with over 35 years experience. Mr. Rule is currently the Non-executive Chairman of Safe Computing Ltd., a software firm in England as well as the Non-executive Chairman of Rule Financial Ltd, an information technology consulting firm in London. In the early 1970s, Mr. Rule founded Safe Computing Ltd. in partnership with the Chubb Group. Over the next several decades, he developed Safe Computing into a leading supplier in its market sectors. Mr. Rule has been a non-executive director of Kode International plc, an electronics group, and United Computing and Technology Holdings Plc, a venture capital company, as well as a number of private companies providing computer services. Mr. Rule has written numerous articles and has lectured extensively in the UK and Europe.

Audit Committee Financial Expert

The Board of Directors has determined that Bruce Feldman, a member of the Board’s Audit Committee, is an audit committee financial expert. Mr. Feldman is “independent” as independence for audit committee members is defined in NASDAQ standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own beneficially more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of such stock with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or filed with the SEC and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied with these requirements during the fiscal year ended September 30, 2007.

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

Item 10. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation for the fiscal year ended September 30, 2007 earned by or paid to our principal executive officer and other executive officers and key personnel (the “Named Executive Officers”) whose total compensation exceeded $100,000 for that fiscal year.

Summary Compensation Table

Name and Principal Positions	Years	Salary	Bonus	Options Awards (1)	All Other Compen-sation (2)	Total
		($)	($)	($)	($)	($)
Bernard Albanese Chief Executive Officer, Chairman of the Board and Acting Principal Financial Officer	2007	200,769	-0-	36,000 (3)	-0-	236,769

Andrew Harbison (4) Vice President-Software Development	2007	100,559	-0-	2,800 (4)	-0-	103,359
______________
(1)
The aggregate grant date fair value of these options, computed in accordance with FAS 123R and recognized for financial statement purposes, is reflected in the table. See “Accounting for Stock Based Compensation” in Note 3 to the Consolidated Financial Statements.

(2)
Excludes prerequisites and other personal benefits which did not exceed in the aggregate $10,000. No person listed in the Table received prerequisites and other personal benefits during the year shown that exceeded $10,000. (See “Employment Agreement” for a description of the employment agreement between the Company and Mr. Albanese, including the benefits payable thereunder.)

(3)
On June 7, 2007, Mr. Albanese was granted options to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $0.45 per share. The options become exercisable as to 50,000 shares on September 5, 2007, as to 25,000 shares on December 7, 2007 and as to 25,000 shares on June 7, 2008 and expire on June 7, 2017.

(4)
On April 19, 2007, Mr. Harbison was granted options to purchase 28,000 shares of the Company’s Common Stock at an exercise price of $0.72 per share. The options were immediately exercisable and were to have expired on April 19, 2017. Mr. Harbison’s employment with the Company terminated on April 20, 2007 and these options have terminated.

Employment Agreement and Termination of Employment Benefits

On August 10, 2007, the Company entered into an amended and restated one year employment agreement (the "Agreement") with Bernard Albanese, its Chairman of the Board, Chief Executive Officer and President, and acting Principal Financial Officer, for the period from July 1, 2007 through June 30, 2008 (the "Term"), amending and restating the terms of Mr. Albanese's employment agreement dated as of June 19, 2007 (the "Prior Agreement"). The primary purpose of the amended terms is to reduce the salary obligations of the Company in the event of early termination (i.e. prior to the completion of the Term) of Mr. Albanese's employment. In the Prior Agreement, if the Company terminated Mr. Albanese's employment, other than for cause, the Company would have still been obligated to pay Mr. Albanese $300,000 in salary, less the salary and Bonus (as defined below) he had already been paid during the Term. This salary obligation has been replaced with a 60-day notification period.

The Agreement provides that Mr. Albanese is to receive a base salary of not less than $240,000 per annum plus an incentive compensation bonus of $30,000 for each $1 million of revenue realized by the Company and its subsidiaries on a consolidated basis during the Term, up to a maximum bonus of $120,000 if revenues of $4 million are realized during the Term (the "Bonus").

The compensation described above is unchanged from the Prior Agreement and from Mr. Albanese's employment agreement in effect during the period from July 1, 2006 through June 30, 2007. Since January 2007, Mr. Albanese has voluntarily reduced his base compensation from an annual rate of $240,000 to $180,000, a 25% reduction. It is Mr. Albanese's current intention to continue this voluntary reduction for the foreseeable future until such time as the Company can resolve its cash resources issues. The Prior Agreement included certain benefits for Mr. Albanese upon termination following a "change of control" which are not included in the Agreement.

The Agreement provides that Mr. Albanese will be entitled to: (i) such salary increases, bonuses or other incentive compensation as may be approved by the Board of Directors; (ii) health and life insurance and other fringe benefits substantially similar to those provided in the past and not less than those provided by the Company to its other executive employees; (iii) four weeks of vacation each year; and (iv) severance in the amount of $300,000 and continuation of fringe benefits for one year, in the event (a) the Company terminates his employment other than for "cause" (as defined in the Agreement), or he resigns or if his employment terminates as a result of his death or disability during the Term, or (b) of expiration of the Term without a new employment agreement being entered into which is at least as beneficial to Mr. Albanese as the Prior Agreement. If during the Term the Company terminates Mr. Albanese's employment other than for cause or he resigns or his employment terminates as a result of death or disability, the Bonus to which he is entitled shall be determined after annualizing the revenue realized by the Company from July 1, 2007 through the last day of the calendar month in which the termination occurred. Under the Prior Agreement revenues would not have been annualized for determining the Bonus. Mr. Albanese is also entitled, at the Company's expense, to the use of a leased automobile, including all operating, maintenance and insurance expenses. The Agreement also provides that if his employment terminates for any reason whatsoever, including his death or disability, other than by the Company for cause, all stock options theretofore granted to him which have not become exercisable shall vest and become exercisable and remain exercisable in accordance with the Company's 1995, 1996 and 2006 Stock Option Plans and related stock option agreements, as applicable. The Agreement also provides that Mr. Albanese has the right, in his discretion, to voluntarily retire from the Company and upon such retirement he is entitled to receive $300,000 and continuation of his benefits for a period of one year.

Mr. Albanese has entered into an agreement restricting competitive activities for 12 months following termination of his employment and prohibiting disclosure of confidential information of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table set forth certain information with respect to the number of unexercised outstanding equity awards held by each Named Executive Officer on September 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Bernard Albanese	80,000	- 0 -		$0.72	03/16/2008
	45,000	- 0 -		$1.41	12/21/2008
	60,000	- 0 -		$0.69	10/12/2009
	15,000	- 0 -		$1.87	07/31/2012
	75,000	25,000	(1)	$0.45	06/07/2017

Andrew Harbison	- 0 -	- 0 -
___________
(1)	These options become exercisable on June 7, 2008

Director Compensation

The Company pays each outside director $12,000 per year, payable quarterly. During the Fiscal Year ending September 30, 2007, each of the outside directors has voluntarily given up one quarterly payment of $3,000. The Company also periodically grants to outside directors options to purchase Common Stock. Each of the outside directors have been granted options in prior fiscal years, all of which have been described in proxy statements previously furnished to the Company’s stockholders (see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

The following table set forth certain information with respect to the compensation of directors (other than Named Executive Officers) for our last completed fiscal year and (in the footnotes to the table) the aggregate number of option awards outstanding to each such director at fiscal year end.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Bruce Feldman	$9,000	$7,200 (2)(3)		$16,200

Philip Rule	$9,000	$7,200 (2)(4)		$16,200

Vincent Caldwell (1)	$3,000	- 0 - (5)	$22,500 (6)	$25,500
___________________________
(1)	Mr. Caldwell resigned as a director, effective March 30, 2007.
(2)
Consists of options to purchase 20,000 shares at an exercise price of $0.45 granted on June 7, 2007. The options become exercisable as to 10,000 shares on September 3, 2007, as to 5,000 shares on December 7, 2007 and as to 5,000 shares on June 7, 2008, and expire on June 7, 2017. The aggregate grant date fair value of these options, computed in accordance with FAS 123R and recognized for financial statement purposes, is reflected in the table. See “Accounting for Stock Based Compensation” in Note 3 to the Consolidated Financial Statements.

(3)	At September 30, 2007 Mr. Feldman held in the aggregate outstanding options having ten year terms to purchase 60,000 shares.
(4)	At September 30, 2007 Mr. Rule held in the aggregate outstanding options having ten year terms to purchase 60,000 shares.
(5)	Mr. Caldwell was not granted any options during the fiscal year ended September 30, 2007, and at September 30, 2007 the options previously granted to Mr. Feldman had terminated.
(6)	Mr. Caldwell served as a consultant. See Item 12 - “Certain Relationships and Related Transactions.”

Item 11. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 7, 2008, certain information regarding the beneficial ownership of the Company’s outstanding Common Stock by (i) each person known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each current director and executive officer of the Company, (iii) all directors and executive officers as a group. As of January 7, 2008, there were outstanding 12,265,715 shares of the Company’s Common Stock, 60,000 shares of the Company’s Series A Preferred Stock and 3,742 shares of the Company’s Series C Preferred Stock. The Series C Preferred Stock are non-voting securities but are convertible into Common Stock. No current director, executive officer, or person known by the Company to beneficially own more than five percent of the outstanding Common Stock owns any shares of Series A Preferred Stock. All shares of Series A Preferred Stock that are outstanding as of January 7, 2008 are owned by MultiSport Games Development Inc., a Delaware corporation.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Barry Mindes (4)	3,023,952	24.7
Mindes Family Limited Partnership (5)	1,511,523	12.3
Midsummer Investment, Ltd. (6)	613,158	4.9
Bernard Albanese (7) (8)	501,728	4.0
The Marie Albanese Trust, Marie Albanese and Christine Albanese, trustees (8)	302,304	2.5
Bruce Feldman (9)	75,000	*
Philip Rule (10)	98,300	*
Andrew Harbison (11)	75,521	*
All directors and executive officers as a group (3 persons) (12)	675,028	5.4
___________________________
*Less than 1% of the Common Stock outstanding.

(1)	The address of each beneficial owner identified is c/o Interactive Systems Worldwide Inc., 2 Andrews Drive, West Paterson, NJ 07424, except as indicated in Notes 5 and 6.
(2)
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of options or warrants or conversion of convertible securities.

(3)
Each beneficial owner’s percentage ownership is determined by assuming that (i) options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days of the date hereof, have been exercised or converted and are outstanding and (ii) 12,265,715 shares of Common Stock are outstanding, before any consideration is given to options, warrants or convertible securities.

(4)
Includes 1,511,523 shares held by Mindes Family Limited Partnership, the general partner of which is an entity wholly-owned by Mr. Mindes. Mr. Mindes disclaims beneficial ownership of the shares owned by Mindes Family Limited Partnership to the extent such shares of Common Stock exceed his proportionate interest therein.

(5)	The address for Mindes Family Limited Partnership is 100 Old Palisade Rd., Unit PL5, Fort Lee, NJ 07024.
(6)
Includes shares issuable upon conversion of Series C Preferred Stock and exercise of warrants. Pursuant to the terms of the Series C Preferred Stock and warrants, Midsummer Investment, Ltd. (“Midsummer”) may not convert its Series C Preferred Stock or exercise its warrants to the extent that such conversion or exercise would result in it and its affiliates beneficially owning more that 4.99% of the outstanding shares of Common Stock. Without such limitations, Midsummer would beneficially own 1,005,327 shares, or 7.6% of the outstanding shares of Common Stock. Midsummer Capital, LLC is the investment manager to Midsummer. By virtue of such relationship, Midsummer Capital, LLC may be deemed to have dispositive power over the shares owned by Midsummer. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Mr. Michel Amsalem and Mr. Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to the shares of Common Stock owned by Midsummer. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over the shares of Common Stock owned by Midsummer. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares of Common Stock and neither person has any legal right to maintain such delegated authority. The address for Midsummer is 295 Madison Avenue, New York, NY 10017.

(7)	Includes 275,000 shares underlying options held by Mr. Albanese which are exercisable within 60 days of the date hereof.
(8)	Marie Albanese and Christine Albanese are the wife and daughter, respectively, of Mr. Albanese. Mr. Albanese disclaims beneficial interest in the shares of Common Stock held in such Trust.
(9)	Includes 35,000 shares underlying options held by Mr. Feldman which are exercisable within 60 days of the date hereof.
(10)	Includes 20,000 shares underlying options held by Mr. Rule which are exercisable within 60 days of the date hereof.
(11)	Information regarding Mr. Harbison, whose employment terminated on April 20, 2007, is given to the Company’s knowledge.
(12)
Includes (i) an aggregate of 330,000 shares underlying options held by all directors and executive officers as a group which are exercisable within 60 days of the date hereof. Does not include 302,304 shares held by The Marie Albanese Trust (see Note 8 above).

Equity Compensation Plan Information

The following table sets forth certain information as of September 30, 2007 regarding the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	638,000	$1.22	621,034
Equity compensation plans not approved by security holders	-0-	N/A	N/A
___________________________
(1)
In January 2006, the Board of Directors adopted, and in March 2006 the stockholders approved, the 2006 Stock Option Plan (the “2006 Plan”). There are 500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder, plus any shares subject to the 1,172,669 options under the 1995 Plan and 1996 Plan which were outstanding at March 30, 2006 that expire or terminate. Through September 30, 2007, options to purchase 505,034 shares which were outstanding at March 30, 2006 under the 1995 Plan and 1996 Plans expired.

Item 12. Certain Relationships and Related Transactions, and Director Independence

During the year ended September 30, 2007, the Company paid $22,500 in consulting fees to Vincent Caldwell, a former director of the Company, under an agreement which the Company paid $7,500 per month between September and December 2006. The agreement was terminated in December 2006.

The Board of Directors has determined, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and independent registered public accounting firm, that Bruce Feldman and Philip Rule, constituting a majority of the board of directors, are “independent” directors under the “independent director” definition and standards of NASDAQ; and that Vincent Caldwell, who resigned as a director of the Company effective March 30, 2007, was also an “independent director” under NASDAQ standards, the Board having considered the above-mentioned consulting agreement in this regard. Messrs. Feldman and Rule are the only members of the Board’s Audit Committee, Nominating Committee and Stock Option Committee. Mr. Albanese, the Company’s other director, is not independent.

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

3.1	Certificate of Incorporation of the Company. (2)

3.1(a)	Amendment, filed October 24, 1996, to Certificate of Incorporation of the Company. (2)

3.1(b)	Amendment, dated February 28, 2001, to Certificate of Incorporation of the Company. (3)

3.1(c)	Amendment dated September 17, 2007 to Certificate of Incorporation of the Company. (41)

3.1(d)	See Items 4.1, 4.6, 4.9 and 4.10

3.2	By-Laws of the Company, as amended through December 28, 2005. (4)

4.1	Certificate of Designation relating to the Series A Preferred Stock dated July 31, 2002. (1)

4.2	Warrant to Purchase 150,000 Shares of Common Stock, par value $.001 per share, of Interactive Systems Worldwide Inc., dated as of May 15, 2006 issued to Faraway Partners LLC. (13)

4.3	Form of 7.5% Convertible Debenture due April 1, 2006 (6)

4.4	Form of Common Stock Purchase Warrant issued to certain investors dated November 24, 2003. (7)

4.5	Form of Common Stock Purchase Warrant issued to Brandon Ross dated November 24, 2003. (8)

4.6	Form of Certificate of Designation relating to the Series B Convertible Preferred Stock dated November 12, 2004. (9)

4.7	Form of Common Stock Purchase Warrant issued to certain investors dated November 12, 2004. (10)

4.8	Form of Common Stock Purchase Warrant issued to Maxim Group LLC dated November 12, 2004. (11)

4.9	Certificate of Designation relating to the Series C Preferred Stock dated August 3, 2005. (29)

4.10	Amendment No. 1 to the Certificate of Designation relating to the Series C Preferred Stock dated September 7, 2005. (30)

4.11	Form of Common Stock Purchase Warrant issued to certain investors dated August 3, 2005. (31)

4.12	Amendment to Common Stock Purchase Warrant issued to certain investors dated September 5, 2005. (32)

4.13	Form of Common Stock Purchase Warrant issued to Finder dated August 3, 2005. (33)

4.14	Amendment to Common Stock Purchase Warrant issued to Finder dated September 5, 2005. (34)

10.1	Employment Agreement between the Company and Bernard Albanese, dated as of June 19, 2007. (42) (a)

10.1(a)	Amended and Restated Employment Agreement between the Company and Bernard Albanese dated as of August 10, 2007 (12)(a)

10.2	Form of Proprietary Information, Inventions and Non-Solicitation Agreement. (17) (a)

10.3	Form of Indemnification Agreement entered into between the Company and its directors and executive officers. (18) (a)

10.4	1995 Stock Option Plan, as amended January 7, 1999. (19) (a)

10.5	1996 Stock Option Plan, as amended January 2, 2003. (14) (a)

10.6	2006 Stock Option Plan. (15) (a)

10.7	Form of Incentive Stock Option Agreement under 1995 and 1996 Stock Option Plans. (20) (a)

10.8	Form of Non-Qualified Stock Option Agreement under 1995 and 1996 Stock Option Plans. (21) (a)

10.9	Form of Incentive Stock Option Agreement under 2006 Stock Option Plan. (16) (a)

10.10	Form of Non-Qualified Stock Option Agreement (U.S.) under 2006 Stock Option Plan. (38) (a)

10.11	Form of Non-Qualified Stock Option Agreement (U.K.) under 2006 Stock Option Plan. (39) (a)

10.12(a)	License Agreement dated as of March 17, 2000 by and among the Company and Global Interactive Gaming Limited (formerly Global Interactive Gaming AG). (22)

10.12(b)	First Amendment to the License Agreement, dated as of July 1, 2003, by and among the Company and Global Interactive Gaming Limited (formerly known as Global Interactive Gaming AG). (5)

10.13	Securities Purchase Agreement dated as of November 24, 2003. (23)

10.14	Registration Rights Agreement dated as of November 24, 2003. (24)

10.15	Intentionally left blank

10.16	Securities Purchase Agreement dated as of November 12, 2004. (25)

10.17	Registration Rights Agreement dated as of November 12, 2004. (26)

10.18	Letter Agreement, dated as of November 2, 2004, between the Company and Maxim Group LLC. (27)

10.19	Letter Agreement, dated April 27, 2004, between the Company and James McDade. (28) (a)

10.20	Securities Purchase Agreement dated as of August 3, 2005. (35)

10.21	Registration Rights Agreement dated as of August 3, 2005. (36)

10.22	Letter Agreement, dated July 26, 2005, between the Company and the Finder. (37)

10.23	Letter of Agreement, dated as of July 11, 2006, between the Company and the Investor Relations Group Inc. (13)

10.24	Non-Exclusive Consulting Services Agreement dated May 15, 2006, between the Company and Heller Capital Partners.(13)

10.25	Consulting Agreement, dated as of September 5, 2006, between the Company and Vincent Caldwell. (40) (a)

10.26	Consulting Agreement, dated as of August 2, 2006, between the Company and Techmatics, a Corporation whose Chairman is Barry Mindes. (13)

23.1	Consent of Eisner LLP.*

24.1	Power of Attorney (Included on signature page hereto).

31.01
Certification of Bernard Albanese, Chairman of the Board and Chief Executive Officer and acting Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01
Certification of Bernard Albanese, Chairman of the Board and Chief Executive Officer and acting Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).*

____
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

3.	Incorporated by reference to the Exhibit with the corresponding number contained in the Company’s Current Report on Form 8-K dated February 28, 2001.

4.	Incorporated by reference to the Exhibit with the corresponding number contained in the Company’s Report on Form 10-KSB dated and filed December 29, 2005.

5.	Incorporated by reference to Exhibit 10.11(b) contained in the Company’s Annual Report on Form 10-KSB dated December 24, 2003.

6.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

7.	Incorporated by reference to Exhibit 4.2 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

8.	Incorporated by reference to Exhibit 4.3 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

9.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

10.	Incorporated by reference to Exhibit 4.2 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

11.	Incorporated by reference to Exhibit 4.3 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

12.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated August 10, 2007.

13.	Incorporated by reference to the Exhibit with the corresponding number contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, filed on January 16, 2007.

14.	Incorporated by reference to Exhibit 10.8 contained in the Company’s Annual Report on Form 10-KSB dated December 24, 2003.

15.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated April 4, 2006.

16.	Incorporated by reference to Exhibit 10.2 contained in the Company’s Current Report on Form 8-K dated April 4, 2006.

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

22.	Incorporated by reference to Exhibit 10.15 contained in the Company’s Current Report on Form 8-K dated March 23, 2000.

23.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

24.	Incorporated by reference to Exhibit 10.2 contained in the Company’s Current Report on Form 8-K dated November 24, 2003.

25.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

26.	Incorporated by reference to Exhibit 10.2 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

27.	Incorporated by reference to Exhibit 10.3 contained in the Company’s Current Report on Form 8-K dated November 18, 2004.

28.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 dated May 17, 2004.

29.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

30.	Incorporated by reference to Exhibit 4.1 contained in the Company’s Current Report on Form 8-K dated September 12, 2005.

31.	Incorporated by reference to Exhibit 4.2 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

32.	Incorporated by reference to Exhibit 4.2 contained in the Company’s Current Report on Form 8-K dated September 12, 2005.

33.	Incorporated by reference to Exhibit 4.3 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

34.	Incorporated by reference to Exhibit 4.3 contained in the Company’s Current Report on Form 8-K dated September 12, 2005.

35.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

36.	Incorporated by reference to Exhibit 10.2 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

37.	Incorporated by reference to Exhibit 10.3 contained in the Company’s Current Report on Form 8-K dated August 5, 2005.

38.	Incorporated by reference to Exhibit 10.3 contained in the Company’s Current Report on Form 8-K dated April 4, 2006.

39.	Incorporated by reference to Exhibit 10.4 contained in the Company’s Current Report on Form 8-K dated April 4, 2006.

40.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated September 8, 2006.

41.	Incorporated by reference to Exhibit 3.1 contained in the Company’s Current Report on Form 8-K dated and filed on September 18, 2007.

42.	Incorporated by reference to Exhibit 10.1 contained in the Company’s Current Report on Form 8-K dated and filed June 22, 2007

* Filed herewith

Item 14. Principal Accountants Fees and Services

Audit Fees:

Fees billed to the Company by Eisner LLP for the Company’s fiscal years ended September 30, 2007 and 2006 for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the periods ended December 31, March 31, and June 30, totaled $110,000 and $112,000, respectively.

Audit-Related Fees:

No fees were billed to the Company by Eisner LLP for audit-related services during the fiscal years ended September 30, 2007 and 2006.

Tax Fees

The Company engaged Eisner LLP to provide professional services for tax compliance, tax advice and tax planning during the fiscal year ended September 30, 2007. Fees billed for these services totaled $8,899. No fees for such services were billed to the Company by Eisner LLP for the fiscal year ended September 30, 2006.

All Other Fees:

The Company engaged Eisner LLP to provide professional services relating to the review of a registration statement and related matters during the year ending September 30, 2007. Fees billed for these services totaled $5,000. No fees for such services were billed to the Company by Eisner LLP for the fiscal year ended September 30, 2006.

The Audit Committee’s policy is to pre-approve all services (audit and non-audit) to be provided to the Company by the independent auditor. All services (audit and non-audit) provided to the Company during fiscal years ended September 30, 2007 and 2006 were pre-approved. The Audit Committee believes that any non-audit services provided by Eisner to the Company did not impair the auditor’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE SYSTEMS WORLDWIDE INC.

By:/s/ Bernard Albanese
Bernard Albanese, Chairman of the Board and Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

January 14, 2008

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

Signature	Title	Date

/s/ Bernard Albanese	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	January 14, 2008
Bernard Albanese

/s/ Bruce Feldman	Director	January 14, 2008
Bruce Feldman

/s/ Philip Rule	Director	January 14, 2008
Philip Rule

Interactive Systems Worldwide Inc. and Subsidiaries
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended
September 30, 2007 and 2006	F-4

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2007 and 2006	F-5 and F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2007 and 2006	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Interactive Systems Worldwide Inc.

We have audited the accompanying consolidated balance sheets of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Systems Worldwide Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and used cash in its operating activities in fiscal 2007 and 2006. Further, the Company had a working capital deficiency at September 30, 2007 and will require additional financing to meet its forecasted cash requirements during fiscal 2008. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EISNER LLP

New York, New York
January 10, 2008

Part I: Financial Information

Item 1. Financial Statements

Interactive Systems Worldwide Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2007 and 2006
(Amounts in thousands except share data)
	2007	2006

Current assets:
Cash and cash equivalents	$284	$1,207
Accounts receivable	121	46
Investments in marketable securities	--	975
Other receivables	17	57
Prepaid expenses and other current assets	51	138
Total current assets	473	2,423

Property and equipment, net	4	16
Capitalized software, net of accumulated amortization of $1,112 and $957, respectively	376	428
Other assets	48	305
Total assets	$901	$3,172

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$87	$205
Dividend and late fees payable on preferred stock	114	--
Accrued expenses and other	634	794
Total liabilities	835	999

Stockholders' Equity:
Preferred stock, par value $.001 per share;
2,000,000 shares authorized, 60,000 Series A outstanding and 3,742 and 4,000 Series C outstanding ($3,742 and $4,000 liquidation preference)	--	--
Common stock par value $.001 per share;
80,000,000 and 20,000,000 shares authorized in 2007 and 2006, respectively;
12,507,715 and 12,296,173 issued in 2007 and 2006, respectively	12	12
Additional paid-in capital	28,371	28,142
Treasury stock, at cost, 242,000 common shares	(441)	(441)
Accumulated other comprehensive income	55	34
Accumulated deficit	(27,931)	(25,574)
Total stockholders' equity	66	2,173
Total liabilities and
stockholders' equity	$901	$3,172

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands except share and per share data)

	Years Ended
	September 30,
	2007	2006

Revenues	$500	$111

Costs and expenses:
Cost of revenues	531	542
Research and development expense	377	497
General and administrative expense	2,289	3,526
	3,197	4,565

Operating loss	(2,697)	(4,454)

Interest (income) expense, net	(55)	2
Other income	(460)	(3)
Net loss	(2,182)	(4,453)
Preferred Stock dividends	(239)	(268)
Net loss applicable to common stock	$(2,421)	$(4,721)

Net loss per share applicable to common
stock - basic and diluted	$(0.20)	$(0.40)

Weighted average basic and diluted
common shares outstanding	12,210,918	11,844,557

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc.
Consolidated Statement of Stockholders’ Equity
For the Year Ended September 30, 2006
(Amounts in thousands except number of shares)

							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance at September 30, 2005	64,164	$--	11,792,702	$12	$27,200	$(441)	$(50)	$(20,874)	$5,847

Dividends on Series B and Series C Preferred Stock	--	--	114,938	--	247	--	--	(247)	--

Issuance of common stock in Payment of Debenture principal and interest	--	--	159,417	--	392	--	--	--	392

Issuance of common stock through conversion of Series B Preferred Stock	(164)	--	53,420	--	--	--	--	--	--

Issuance of common stock through exercise of options	--	--	56,742	--	44	--	--	--	44

Net share settlement on cashless exercise of stock options	--	--	68,954	--	--	--	--	--	--

Issuance of common stock to consultant	--	--	50,000	--	38	--	--	--	38

Compensation cost associated with stock options and warrants	--	--	--	--	221	--	--	--	221

Net loss	--	--	--	--	--	--	--	(4,453)	(4,453)

Foreign currency translation income	--	--	--	--	--	--	84	--	84
Comprehensive loss									(4,369)
Balance at September 30, 2006	64,000	$--	12,296,173	$12	$28,142	$(441)	$34	$(25,574)	$2,173

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc.
Consolidated Statement of Stockholders’ Equity
For the Year Ended September 30, 2007
(Amounts in thousands except number of shares)

							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance at September 30, 2006, as reported	64,000	$--	12,296,173	$12	$28,142	$(441)	$34	$(25,574)	$2,173

Cumulative effect of change in accounting for registration rights liability	--	--	--	--	--	--	--	27	27

Dividends on Series C Preferred Stock paid in common stock	--	--	131,746	--	202	--	--	(202)	--

Dividends and fees on Series C Preferred Stock Payable in cash	--	--	--	--	(114)	--	--	--	(114)

Issuance of common stock through conversion of Series C Preferred Stock	(258)	--	68,800	--	--	--	--	--	--

Net share settlement on cashless exercise of stock options	--	--	10,996	--	--	--	--	--	--

Issuance of common stock to consultant	--	--	--	--	42	--	--	--	42

Compensation costs associated with stock options and warrants	--	--	--	--	99	--	--	--	99

Net loss	--	--	--	--	--	--	--	(2,182)	(2,182)

Foreign currency translation income	--	--	--	--	--	--	21	--	21
Comprehensive loss									(2,161)
Balance at September 30, 2007	63,742	$--	12,507,715	$12	$28,371	$(441)	$55	$(27,931)	$66

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,182)	$(4,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	261
Non-cash interest expense	--	145
Non-cash common stock, option and warrant charges	141	259
Non-cash amortization of debt issuance costs	--	38
Non-cash other income	--	(3)
Changes in assets and liabilities
Accounts receivable	(75)	(5)
Other receivables	40	(43)
Prepaid expenses and other current assets	87	1
Other assets	257	(4)
Accounts payable	(118)	4
Accrued expenses and other	(160)	(324)
Net cash used in operating activities	(1,834)	(4,124)

Cash flows from investing activities:
Purchase of investments	--	(2,810)
Proceeds from sales of investments	975	2,815
Purchase of property and equipment	(10)	(5)
Proceeds from sales of property and equipment	2	--
Capitalized software	(103)	(439)
Net cash provided by (used in) investing activities	864	(439)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	44
Net cash provided by financing activities	--	44

Net decrease in cash and cash equivalents	(970)	(4,519)
Effect of exchange rate on cash	47	71
Cash and cash equivalents, beginning of year	1,207	5,655
Cash and cash equivalents, end of year	$284	$1,207

Non-cash financing activity:
Issuance of common stock in relation to principal payments on Debentures	$--	$333
Issuance of common stock in relation to dividend payments on Series B and
Series C Preferred Stock	$202	$247

See accompanying notes to consolidated financial statements

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006

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

(2) Basis of Preparation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses and used cash in its operating activities during the years ended September 30, 2007 and 2006. In addition, the Company had a working capital deficiency at September 30, 2007 and requires additional financing to meet its forecasted cash requirements and continue operations during fiscal 2008. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern through at least the fiscal year ending September 30, 2008. The plan includes (i) securing minimum monthly cash receipts from existing customers and new licensees, (ii) a program to reduce costs, (iii) seeking debt and/or equity financing and (iv) pursuing other strategic transactions. There is no assurance, however, that the Company will be able to raise equity financing or execute a strategic transaction on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

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
September 30, 2007 and 2006

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

Reclassifications:

Certain amounts have been reclassified in the 2006 Statement of Operations to conform to the current year presentation.

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

Software Development Costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 “Computer Software To Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. Capitalized costs relate to product enhancements to the SportXction® product which had achieved technological feasibility. The Company stops capitalizing software costs relating to a particular enhancement when the enhanced product is available for general release to its customers. Amortization of capitalized amounts, which begins with the enhanced product’s availability for general release to a customer, has been computed on a straight-

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006

(3) Summary of Significant Accounting Policies (continued)

line basis and an estimated economic life of 3 years and amounted to $155,000 and $165,000 for the years ended September 30, 2007 and 2006, respectively.

At each balance sheet date, the Company compares unamortized capitalized software costs to net realizable value on a project-by-project basis and writes off any excess of the unamortized cost over the net realizable value.

Revenue Recognition:

The Company's revenue during the years ended September 30, 2007 and 2006 primarily consisted of license fees and service charges for the use of the SportXction® product from service agreements with bookmakers located in the United Kingdom, Gibraltar and Mexico. In Fiscal 2006, revenue consisted primarily of service charges calculated based on a percentage share of net wagering revenue after payment of winnings and taxes. In Fiscal 2007, the Company’s revenue primarily consists of minimum monthly service charges for furnishing the technology and in some cases operating the system. In addition, after achieving certain thresholds, the Company may be entitled to a share of the net wagering revenue generated by its SportXction® System. This component of revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

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
September 30, 2007 and 2006

(3) Summary of Significant Accounting Policies (continued)

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

Stock-based employee and director compensation costs charged to general and administrative expense during the years ended September 30, 2007 and 2006 amounted to $60,000 and $175,000, respectively.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Financial Statements
September 30, 2007 and 2006

(3) Summary of Significant Accounting Policies (continued)

Accounting for Stock Based Compensation:

The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 2007 and 2006, respectively: expected dividend yield 0.0% (in both periods), risk free interest rate of 4.94% and 4.43%, expected volatility of 71% and 68% and an expected life of 5 years. The weighted average fair value of options granted in 2007 and 2006 was $0.24 and $1.72, respectively. Expected volatilities are based on historical volatility of the Company’s stock price. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that performance is complete. During the years ended September 30, 2007 and 2006, the Company recognized compensation expense of $81,000 and $84,000, respectively, which was charged to general and administrative expense in relation to options, warrants and common stock which were granted to consultants.

Basic and Diluted Net Loss per Common Share:

Basic and diluted net loss per common share is computed by dividing net loss as increased by cumulative preferred stock dividends by the weighted average number of common shares outstanding during the period. In computing diluted net loss per share for Fiscal 2007 and 2006, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and the assumed conversion of preferred stock and Debentures is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:
	2007	2006
Stock options	638,000	1,064,191
Stock warrants	1,765,825	1,765,825
Convertible Preferred Stock (a) (b)	997,867	1,066,667
Total	3,401,692	3,896,683

(a)
Excludes Series A Preferred Stock convertible on a cashless basis as number of common shares obtainable upon conversion is based upon market price of common stock and no shares are obtainable until the common stock exceeds $15.00 per share (see Note 6).

(b)	Does not include the potential common shares issuable on redemption of the Series C Convertible Preferred Stock (see Note 4).

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Financial Statements
September 30, 2007 and 2006

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

(4) Series C Convertible Preferred Stock

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

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. Holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions (which the Company no longer satisfies because its Common Stock is no longer listed on NASDAQ), shares of Common Stock at the Company’s option. During the three months ended December 31, 2006, a holder of the Series C converted 258 shares of Series C into 68,800 shares of Common Stock and there are currently 3,742 remaining Series C outstanding. During the years ended September 30, 2007 and 2006, respectively, the Company declared dividends of $202,000 and $240,000 on the Series C which were satisfied by the issuance of 131,746 and 112, 537 shares of common stock. As of September 30, 2007, unpaid cumulative dividends on the Series C amounted to $112,000. These dividends are subject to a late fee at the rate of 12% per annum (which must be paid in cash). A placement agent in this transaction received a cash fee of $120,000 and warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010, which are exercisable at $4.38 per share. The warrants were valued at $132,000 using the Black-Scholes option pricing model.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Financial Statements
September 30, 2007 and 2006

(4) Series C Convertible Preferred Stock (continued)

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series C for cash. Upon the occurrence of certain other events (including, without limitation, failure to be listed on the NASDAQ Capital Market for more than 10 consecutive trading days), each holder of Series C would have the right to require the Company to redeem the Series C (generally at 120% of the stated value thereof) for the Company’s Common Stock (at approximately 90% of the market value thereof), subject to an ownership limitation, or increase the dividend on the Series C to 12% per annum. On May 18, 2007, as a result of failing to comply with NASDAQ’s shareholders’ equity requirement, the Company’s Common Stock was de-listed from the NASDAQ Capital Market. As of January 10, 2008, the Company has not been notified of any election having been made by the Series C holders as to the exercise of either of their rights. If the Series C holders elected to require the Company to redeem their shares, absent the holders’ limitations, the Company would be required to issue approximately 14,675,000 common shares based on the quoted market price for its common stock on September 30, 2007.

As a result of the de-listing from NASDAQ, the holders of Series C currently have the right to require that, commencing with the July 2007 dividend payment, dividend payments be made in cash. The unpaid quarterly dividends (which accrued for the quarter ended June 30, 2007 and September 30, 2007), amounting to $112,000, has been accrued as a liability in the accompanying balance sheet at September 30, 2007. The unpaid quarterly dividend has been accrued at 6% (rather than 12%) per annum because the holders of the Series C have not exercised either of their rights resulting from the NASDAQ de-listing. As of January 10, 2008, the Company has not made the mandatory dividend payments, which were due on July 2, 2007 and October 1, 2007. Such dividend is subject to a 12% late fee to be paid in cash accruing from such payment date. A late fee for the dividend due on July 2, 2007, amounting to $2,000, has been accrued as a liability in the accompanying balance sheet at September 30, 2007.

The Series C investor warrants and placement agent warrants are subject to certain anti-dilution protection similar to that applicable to the Series C. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock.

Registration rights agreements were entered into in connection with private placements which required the Company to file registration statements for the resale of the common shares issuable upon conversion of debentures and Series B Preferred Stock (all of which have been converted or repaid) and Series C Preferred Stock and upon the exercise of warrants issued in connection with the private placements and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Financial Statements
September 30, 2007 and 2006

(4) Series C Convertible Preferred Stock (continued)

by the Company to the investors of 2.0% per month or 1.5% per month of the amounts invested by the investors until the failure is cured with no limitation on the maximum liquidated damages.

Registration statements were filed and declared effective within the specified periods with respect to the three private placements. See Note 5 - Accounting Change regarding a change in accounting principle associated with the liquidated damages provisions of these registration rights agreements.

(5) Accounting Change

As described in Note 4, registration rights agreements were entered into in connection with three of the Company’s private placements. Prior to October 1, 2006, the Company accounted for the registration rights agreements as a separate free-standing instrument and accounted for the liquidated damages provision as a derivative liability subject to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the liability was recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other income. As of September 30, 2006, the liability amounted to $27,000 and was included in accrued expenses.

In December 2006, FASB Staff Position EITF 00-19-2 was issued which specified that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, “Accounting for Contingencies” which states that a liability is recorded if the obligation is probable and can be reasonably estimated. In addition, SFAS 133 was amended to exclude registration payment arrangements from its scope. As of September 30, 2007, as the obligation was not considered probable, the Company has recorded no liability associated with these arrangements. Effective October 1, 2006, the Company adopted EITF 00-19-2 and reported a change in accounting principle through a reversal of the liability and as a decrease to the opening balance of accumulated deficit.

(6) Stockholders’ Equity

On September 17, 2007, the Company’s stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 80 million shares.

The designations, rights, and preferences of the Company's Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock ("Series A"). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company’s Common Stock at $15 per common share on a cashless basis and is redeemable by the Company on such date for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a non-cumulative dividend of 6% per annum if and when declared by the Board of Directors. Series A has no liquidation preference. See Note (4) regarding the Company’s Series C Preferred Stock.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006

(7) Stock Options

In May 1995, the Board of Directors adopted and the stockholders approved the 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan provides for the grant of incentive stock options (“ISOs”) and nonqualified stock options (“NQSOs”). On May 24, 2005, the term of the 1995 Plan expired and thus, no additional options may be granted under this plan. In October 1996, the Board of Directors adopted and the stockholders approved the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan, as amended, is substantially similar to the 1995 Plan, except that there are 1,500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder. The 1996 Plan is administered by the Stock Option Committee. On October 24, 2006, the term of the 1996 Plan expired; thus no additional options may be granted under this plan. In January 2006, the Board of Directors adopted and in March 2006 the stockholders approved the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan is substantially similar to the 1995 and 1996 Plans, except that there are 500,000 shares of Common Stock authorized and available for issuance pursuant to options that may be granted thereunder, plus any shares subject to the 1,172,669 options under the 1995 Plan and 1996 Plan which were outstanding at March 30, 2006 that expire or terminate. Through September 30, 2007, 505,034 shares which were subject to options which were outstanding at March 30, 2006 under the 1995 Plan and 1996 Plans expired.

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

Activity related to the 1995, 1996 and 2006 Plans for the year ended September 30, 2007  is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2006	1,064,191	$1.58
Granted	266,000	0.50
Exercised	(90,691)	0.70
Forfeited or expired	(601,500)	1.63
Outstanding at September 30, 2007	638,000	1.22	4.2	$--
Vested or expected to vest	638,000	1.22	4.2	$--
Exercisable at September 30, 2007	463,000	1.36	3.0	$--

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006

(7) Stock Options (continued)

The total intrinsic value of options exercised during the years ended September 30, 2007 and 2006 was $9,000 and $201,000, respectively. As of September 30, 2007, there was $83,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1 year. During the quarter ended December 31, 2005, the Company effectively extended the contractual life of 90,692 fully vested share options held by an officer by canceling existing options and replacing them with new options at the same exercise price. As a result of that modification, the Company recognized additional compensation expense of $6,000 for the year ended September 30, 2006, measured as the excess of fair market value of the new options over the fair market value of the cancelled options as of the cancellation date.

(8) Warrants

At September 30, 2007, outstanding warrants to acquire shares of the Company’s Common Stock consist of the following:

Expiration Date	Exercise Price	Common Shares

11/24/08	4.58	281,249
11/24/08	5.06	95,808
5/15/09	2.13	150,000	(a)
11/12/09	3.36	513,172
5/13/10	3.50	102,740
8/3/10	3.95	557,103
8/3/10	4.38	65,753
		1,765,825

(a) Granted to consultant during the year ended September 30, 2006

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006

(9) Property and Equipment

Property and equipment at September 30, 2007 and 2006 consist of the following:

	2007	2006

Furniture and fixtures	$9,000	$62,000
Building and improvements	32,000	118,000
Computer equipment	173,000	252,000
	214,000	432,000
Less accumulated depreciation and amortization	(210,000)	(416,000)
	$4,000	$16,000

During the year ended September 30, 2007, the Company wrote-off $214,000 of fully depreciated property and equipment which was no longer in use, realized proceeds from disposal of property and equipment of $2,000 and recorded a loss on disposal of property and equipment of $12,000.

(10) Accrued Expenses and Other

Accrued expenses and other at September 30, 2007 and 2006 consist of the following:

	2007	2006

Professional fees	$208,000	$229,000
Payroll and related costs	397,000	526,000
Other	29,000	39,000
	$634,000	$794,000

(11) Taxes

The sources of loss for the years ended September 30, 2007 and 2006 consist of the following:

	2007	2006

United States	($1,037,000)	($2,489,000)
United Kingdom	(1,145,000)	(1,964,000)
	($2,182,000)	($4,453,000)

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006

(11) Taxes (continued)

The income tax benefit for the years ended September 30, 2007 and 2006 differed from the amounts computed by applying the federal income tax rate of 34% to pre-tax loss as a result of the following:

	2007	2006

Computed benefit at 34%	$(742,000)	$(1,514,000)
State tax benefit net of federal effect	(28,000)	(267,000)
Potential benefits from net operating loss carryforward in United States and United
Kingdom which are not being recognized	770,000	1,815,000
Other	--	(34,000)
Income tax benefit	$--	$--

The tax effects of temporary differences and loss carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 30, 2007 and 2006 are presented below:

			2007	2006
Deferred tax assets:
Federal and state net operating loss carryforward			$6,135,000	$5,867,000
United Kingdom net operating loss carryforward			11,699,000	8,119,000
Tax basis for capitalized license fees paid to
The Company by GIG prior to acquisition			--	4,107,000
Property and equipment			341,000	328,000
Employee compensation and benefits			208,000	179,000
Total gross deferred tax assets			18,383,000	18,600,000
Deferred tax liabilities:
Capitalized software			(150,000)	(171,000)
Net deferred tax asset			18,233,000	18,429,000
Less valuation allowance	(a	)	18,233,000	18,429,000
Net deferred tax asset			$0	$0

(a)	Includes $11,912,000 and $12,420,000 in 2007 and 2006, respectively, applicable to subsidiary in United Kingdom.

Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006

(11) Taxes (continued)

As of September 30, 2007, the Company had a net operating loss carryforward of approximately $15,338,000 for Federal and state income tax reporting purposes available to offset future Federal taxable income through the year 2027 and future state taxable income through the year 2014, which may be subject to an annual limitation on its utilization under Section 382 of the Internal Revenue Code. In addition, GIG had a net operating loss carryforward of approximately $41,783,000, which is available to offset future taxable income in the United Kingdom. As the Company is unable to conclude that it is more likely than not that the benefits of the carryforwards and deductible temporary differences will be realized it has provided a valuation allowance to offset the related deferred tax asset.

(12) Commitments, Contingencies and Other

(a) The Company leases office facilities in the U.S. under an operating lease which has a monthly payment of $3,125 and expires in June 2009. The Company has the right to terminate the lease at any time by providing four months written notice.

Rent expense under operating leases during 2007 and 2006 was $222,000 and $300,000, respectively. On December 4, 2006, the Company exercised the break clause within its lease to vacate its offices in London, England on February 4, 2007 at no cost.

(b)  The Company entered into an employment agreement with one of its employees. The agreement, which expires in June 2008, provides for minimum compensation and certain benefits. Compensation expense recognized under this agreement during the years ended September 30, 2007 and 2006 was $201,000 and $285,000, respectively. The agreement also provides for severance payments upon certain events, as defined.

(c) Other income for the years ended September 30, consists of the following:

	2007	2006

Settlement dispute with a vendor	$370,000	--
Settlement of patent infringement litigation	90,000	--
Miscellaneous	--	$3,000

	$460,000	$3,000

 Interactive Systems Worldwide Inc. and Subsidiaries
Notes To Consolidated Financial Statements
September 30, 2007 and 2006

(13) Concentration of Revenues

Revenues from Sportingbet (32%), Ladbrokes (24%) and Caliente (41%), represented over 90% of revenues in the year ended September 30, 2007. Revenues from Sportingbet (60%) and Caliente (23%) represented over 80% of revenues for the year ended September 30, 2006. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company’s operating results.

(14) Related Party Transactions

During the year ended September 30, 2006, the Company paid $29,000 in consulting fees to Barry Mindes, the founder and former Chairman of the Board and Chief Executive Officer of the Company. In addition, the Company entered into a consulting agreement in September 2006 with Vincent Caldwell, a former director of the Company, under which the Company paid Mr. Caldwell $22,500 and $7,500 in consulting fees in the years ended September 30, 2007 and 2006, respectively.

(15)  Fourth Quarter Adjustment (Unaudited)

The Company recorded an adjustment in the fourth quarter of fiscal 2006 to capitalize software development costs amounting to $342,000 ($0.03 per share) which had previously been incorrectly charged to research and development expense during the previous interim quarters of 2006. The effect on the previous quarters was not material in any individual quarter.