Form 10QSB
period 2007-12-31
INTERACTIVE SYSTEMS WORLDWIDE INC /DE
filed 2008-02-19
CIK 1025995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

(973) 256-8181
(Issuer’s telephone number, including area code)

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

There were 12,265,715 shares of Common Stock outstanding at February 11, 2008.

Transitional Small Business Disclosure Format (Check one):     Yes ☐ No ☒

Interactive Systems Worldwide Inc.
December 31, 2007
FORM 10-QSB

Part I: Financial Information

Item 1. Financial Statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Balance Sheets

(Amounts in thousands except share data)

	December 31,	September 30,
	2007	2007
	(Unaudited)	Note 1
Current assets:
Cash and cash equivalents	$193	$284
Accounts receivable	96	121
Other receivables	51	17
Prepaid expenses and other current assets	36	51
Total current assets	376	473

Property and equipment, net	3	4
Capitalized software, net of accumulated amortization of $1,154 and $1,112, respectively	334	376
Other assets	48	48
Total assets	$761	$901

Liabilities and Stockholders’ (Deficiency) Equity
Current liabilities:
Accounts payable	$254	$87
Dividend payable on preferred stock	173	114
Accrued expenses and other	555	634
Total current liabilities	982	835

Stockholders’ (Deficiency) Equity:
Preferred stock, par value $.001 per share; 2,000,000 shares authorized, 60,000 Series A outstanding 3,742 Series C outstanding with a liquidation preference of $3,742	–	–
Common stock par value $.001 per share; 80,000,000 shares authorized; 12,507,715 issued	12	12
Additional paid-in capital	28,329	28,371
Treasury stock, at cost, 242,000 common shares	(441)	(441)
Accumulated other comprehensive income	51	55
Accumulated deficit	(28,172)	(27,931)
Total stockholders’ (deficiency) equity	(221)	66
Total liabilities and stockholders’ (deficiency) equity	$761	$901

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended December 31,
	2007	2006

Revenues	$241	$55

Costs and expenses:
Cost of revenues	181	126
Research and development expense	4	111

General and administrative expense	297	860
	482	1,097

Operating loss	(241)	(1,042)

Interest income, net	–	21
Net loss	(241)	(1,021)
Preferred stock dividend	(59)	(67)

Net loss applicable to common shareholders	$(300)	$(1,088)

Net loss per share applicable to common shareholders - basic and diluted	$(0.02)	$(0.09)

Weighted average basic and diluted common shares outstanding	12,265,715	12,119,290

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)
For the Three Months Ended December 31, 2007
(Unaudited)

(Amounts in thousands except number of shares)

							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid-In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total

Balance at September 30, 2007	63,742	$–	12,507,715	$12	$28,371	$(441)	$55	$(27,931)	$66

Dividends and fees on Series C Preferred Stock payable in cash					(59)				(59)

Compensation cost associated with stock options	–	–	–	–	17	–	–	–	17

Net loss	–	–	–	–	–	–	–	(241)	(241)

Foreign currency translation loss	–	–	–	–	–	–	(4)	–	(4)
Comprehensive loss									(245)
Balance at December 31, 2007	63,742	$–	12,507,715	$12	$28,329	$(441)	$51	$(28,172)	$(221)

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in thousands)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(241)	$(1,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	35
Non-cash compensation	17	106
Changes in assets and liabilities:
Accounts receivable	25	20
Other receivables	(34)	13
Prepaid expenses and other current assets	15	(77)
Other assets	–	(15)
Accounts payable	167	177
Accrued expenses	(79)	(29)
Net cash used in operating activities	(84)	(791)

Cash flows from investing activities:
Proceeds from sales of investments	–	475
Purchase of property and equipment	–	(9)
Capitalized software	–	(89)
Net cash provided by investing activities	–	377

Cash flows from financing activities:

Net cash provided by financing activities	–	–

Net decrease in cash and cash equivalents	(84)	(414)
Effect of exchange rate on cash	(7)	(54)
Cash and cash equivalents, beginning of period	284	1,207
Cash and cash equivalents, end of period	$193	$739

Non-cash investing and financing activity:
Issuance of common stock in relation to dividend payments on Series C Preferred Stock	$–	$77
Liability for dividend payable in cash	$59	–

See accompanying notes to condensed consolidated financial statements

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note l - Basis of Presentation:

The information at December 31, 2007 and for the three months ended December 31, 2007 and 2006, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year period. Certain information and footnote disclosures have been omitted pursuant to rules and regulations published by the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements include the accounts of Interactive Systems Worldwide Inc. and its wholly owned subsidiaries, ISW Acquisition Co., LLC and Global Interactive Gaming Limited (“GIG”) (collectively the “Company”). All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the SEC.

The Company’s revenue during the three months ended December 31, 2007 and 2006 consisted of license fees, technical assistance fees, development fees and service charges from agreements with companies located in the United Kingdom, Mexico, Canada, Gibraltar and the United States. During the three months ended December 31, 2006, revenue consisted primarily of license fees and service charges calculated based on a percentage share of net wagering revenue after payment of winnings and taxes. During the three months ended December 31, 2007, the Company’s revenue primarily consists of minimum monthly service charges for furnishing the technology as well as license and development fees. In addition, after achieving certain thresholds, the Company may be entitled to a share of the net wagering revenue generated by its SportXction® System. This component of revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

Note 2 - Basis of Preparation:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and used cash in its operating activities during the three months ended December 31, 2007 and the years ended September 30, 2007 and 2006. In addition, the Company had a working capital deficiency at December 31, 2007 and requires additional financing to meet its forecasted cash requirements and continue operations during fiscal 2008. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has developed and is attempting to implement a plan to address

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 2 - Basis of Preparation (continued):

these issues and allow the Company to continue as a going concern through at least the fiscal year ending September 30, 2008. The plan includes (i) securing minimum monthly cash receipts from existing customers and new licensees, (ii) a program to reduce costs, (iii) seeking debt and/or equity financing and (iv) pursuing other strategic transactions. On January 22, 2008, the Company sold notes to existing shareholders in a private placement to temporarily address its liquidity crises (see Note 9), however, there is no assurance that the Company will be able to raise sufficient financing or execute a strategic transaction on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations and continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon obtaining adequate financing to meet its funding requirements and ultimately generating sufficient revenue and achieving profitability. The financial statements do not include any adjustments that relate to the outcome of this uncertainty.

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

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. Holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions (which the Company no longer satisfies because its Common Stock is no longer listed on NASDAQ), shares of Common Stock at the Company’s option. During the three months ended December 31, 2006, a holder of the Series C converted 258 shares of Series C into 68,800 shares of Common Stock and there are currently 3,742 remaining Series C outstanding. A placement agent in this transaction received warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010, which are exercisable at $4.38 per share.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Private Placements (continued):

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the Series C for cash. Upon the occurrence of certain other events (including, without limitation, failure to be listed on the NASDAQ Capital Market for more than 10 consecutive trading days), each holder of Series C would have the right to require the Company to redeem the Series C (generally at 120% of the stated value thereof) for the Company’s Common Stock (at approximately 90% of the market value thereof), subject to an ownership limitation, or increase the dividend on the Series C to 12% per annum. On May 18, 2007, as a result of failing to comply with NASDAQ’s shareholders’ equity requirement, the Company’s Common Stock was de-listed from the NASDAQ Capital Market. As of the date of this filing, the Company has not been notified of any election having been made by the Series C holders as to the exercise of either of their rights. If the Series C holders elected to require the Company to redeem their shares, absent the holders’ limitations, the Company would be required to issue approximately 7,231,000 common shares based on the quoted market price for its common stock on December 31, 2007.

As a result of the de-listing from NASDAQ, the holders of Series C currently have the right to require that, commencing with the July 2007 dividend payment, dividend payments be made in cash. The unpaid quarterly dividends (which accrued for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007), amounting to $168,000, have been accrued as a liability in the accompanying balance sheet at December 31, 2007. The unpaid quarterly dividend has been accrued at 6% (rather than 12%) per annum because the holders of the Series C have not exercised either of their rights resulting from the NASDAQ de-listing. As of the date of this filing, the Company has not made the dividend payments which were due on July 2, 2007, October 1, 2007 and January 2, 2008. These unpaid dividends are subject to a late fee at the rate of 12% per annum (which must be paid in cash). Unpaid late fees amounting to $5,000 have been accrued as a liability in the accompanying balance sheet at December 31, 2007.

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

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Private Placements (continued):

Registration rights agreements were entered into in connection with private placements which required the Company to file registration statements for the resale of the common shares issuable upon conversion of debentures and Series B and C Preferred Stock and upon the exercise of warrants issued in connection with the private placements and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common shares have been sold or may be sold without volume restrictions pursuant to (former) Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to the investors of 2.0% per month or 1.5% per month of the amounts invested by the investors until the failure is cured with no limitation on the maximum liquidated damages. Registration statements were filed and declared effective within the specified periods with respect to the private placements. As of January 31, 2008 common shares are no longer saleable pursuant to the registration statements because the financial information included in the prospectus thereunder is no longer current. As a result warrants become exercisable on a cashless basis. The Company believes that any common shares which were issued on conversion of debentures and Series B Preferred Stock and which are issuable upon conversion of the Series C Preferred Stock and upon the cashless exercise of warrants issued in connection with the private placements are immediately saleable without volume restrictions pursuant to (current) Rule 144(b) and accordingly, no liquidated damages will be required to be paid by the Company.

Note 4 - Income Taxes:

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on October 1, 2007. FIN 48 prescribes a recognition threshold and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. The implementation of FIN 48, did not have any effect on the financial statements. The tax years 2003- 2006 remain open to examination by the major taxing jurisdictions to which we are subject. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Preferred Stock:

The designations, rights, and preferences of the Company’s Preferred Stock are to be determined by the Board of Directors at the time of issuance. In connection with the acquisition of GIG, the Company issued 60,000 shares of a new class of Series A Preferred Stock (“Series A”). Each share of Series A has one vote, is convertible through July 31, 2009 into 10 shares of the Company’s Common Stock at $15 per common share on a cashless basis and is redeemable by the Company on such date for nominal consideration if not previously converted into Common Stock. The holder of Series A is entitled to a non-cumulative dividend of 6% per annum if and when declared by the Board of Directors. Series A has no liquidation preference. See Note 3 - Private Placement regarding the Company’s Series C Preferred Stock.

Note 6 - Stock Options:

Activity related to stock option plans for the three months ended December 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at October 1, 2007	638,000	$1.22
Granted		–
Exercised		–
Forfeited or expired
Outstanding at December 31, 2007	638,000	1.22	3.9	$34,000
Vested or expected to vest	638,000	1.22	3.9	$34,000
Exercisable at December 31, 2007	533,000	1.24	3.3	$26,000

The Company follows SFAS 123(R) and recognizes compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. During the three months ended December 31, 2007 and 2006, the Company recognized compensation cost relating to stock options of $17,000 and $21,000, respectively, which was charged to general and administrative expense.

As of December 31, 2007, there was $49,000 of total unrecognized compensation cost related to nonvested options granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2 years.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Stock Options (continued):

The Company accounts for equity awards issued as compensation to non-employees at fair value as measured on the date that vesting occurs or performance is complete. During the three months ended December 31, 2007 and 2006, the Company recognized compensation expense of $0 and $84,000, respectively, which was charged to general and administrative expense in relation to warrants and common stock issued to non-employees.

Note 7 - Basic and Diluted Net Loss per Share:

Basic and diluted net loss per common share is presented in accordance with SFAS 128, “Earnings Per Share”. Basic net loss per common share is computed by dividing net loss increased by preferred stock dividends by the weighted average number of common shares outstanding during the applicable reporting periods. Diluted net loss per share reflects the potential dilution that would occur if convertible preferred stock were converted and outstanding options and warrants were exercised and Common Stock was issued utilizing the treasury stock method.

The Company’s computation of dilutive net loss per share for the three months ended December 31, 2007 and 2006 does not assume any exercise of options or warrants to purchase 2,403,825 and 2,802,016 common shares, respectively, or the conversion of preferred stock to acquire 997,867 common shares, as their effect is antidilutive.

Note 8 - Concentration of revenues:

Revenues from Sportingbet (33%), Ladbrokes (25%) and Caliente (19%), represent over 78% of the revenues during the three months ended December 31, 2007. Revenue from Caliente represented 86% of revenues for the three months ended December 31, 2006. The Company expects a significant portion of its future revenues to continue to be generated by a limited number of bookmakers. The loss of any of these bookmakers or any substantial reduction in betting activity by any of their customers could materially and adversely affect the Company’s operating results.

Interactive Systems Worldwide Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 9 - Subsequent event:

On January 22, 2008, pursuant to note purchase agreements, dated as of January 14, 2008, the Company sold $269,000 aggregate principal amount of 14% Non-Negotiable Promissory Notes due July 31, 2008 (the “Notes”) in a private placement exclusively to accredited investors, all of whom are existing stockholders (including Bernard Albanese, the Company’s Chairman and Chief Executive Officer, and Philip Rule, a Director of the Company, who each purchased $50,000 principal amount of the Notes). The aggregate principle amount of the Notes issuable pursuant to the note purchase agreements cannot exceed $500,000. The purpose of the financing was to (i) temporarily address the Company’s liquidity crisis by providing working capital to enable the Company to continue its operations beyond January 2008 and (ii) pay past due and current accounts payable of the Company. The note purchase agreements provide that until the earlier of (a) payment of all principal and accrued interest on the Notes, or (b) August 1, 2008, the Company may not (i) declare or pay any cash dividends or make any cash distributions on its common stock or preferred stock or purchase or otherwise acquire for value, directly or indirectly, any of its outstanding common stock or preferred stock; or (ii) increase the salary of any Company officer above the salary which such officer was being paid as of the date of the Notes.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

During the three months ended December 31, 2006 (“Fiscal 2007”), revenue consisted primarily of license fees and service charges calculated based on a percentage share of net wagering revenue after payment of winnings and taxes. During the three months ended December 31, 2007 (“Fiscal 2008”), the Company’s revenue primarily consists of minimum monthly service charges for furnishing the technology as well as license and development fees. In addition, after achieving certain thresholds, the Company may be entitled to a share of the net wagering revenue generated by its SportXction® System. This component of revenue may be reduced for certain pool imbalance risks that arise from being a part of the house. The Company recognizes revenue as it is earned according to the terms of the related agreement.

Going Concern Considerations

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and used cash in its operating activities during the three months ended December 31, 2007 and the years ended September 30, 2007 and 2006. In addition. The Company had a working capital deficiency at December 31, 2007 and requires additional financing to meet its forecasted cash requirements and continue operations during fiscal 2008. There can be no assurance that the Company will generate sufficient cash flows to meet its cash flow and working capital needs. The Company requires additional financing or the execution of a strategic transaction to continue operations, meet its operational goals and to pursue its long term strategy. Management has developed and is attempting to implement a plan to address these issues and allow the Company to continue as a going concern beyond the fiscal year ending September 30, 2008. The plan includes (i) securing minimum monthly cash receipts from existing customers and new licensees, (ii) a program to reduce costs, (iii) seeking debt and/or equity financing and (iv) pursuing other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions.

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

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 “Computer Software To Be Sold, Leased, or Otherwise Marketed”. Such costs are expensed prior to a product or product enhancement’s achievement of technological feasibility and thereafter are capitalized. The Company defines a product enhancement as an improvement to an existing product that is intended to extend the life or improve significantly the marketability of the original product. In order to meet the requirements for capitalization, a product enhancement should involve considerable development resources, requires a product design and may require a redesign of all or part of the existing product. During the three months ended December 31, 2007 and 2006, the Company capitalized $0 and $89,000 respectively of software development costs. Amortization expense, which has been computed on a straight-line basis and an estimated economic life of three years, amounted to $42,000 and $28,000 during the three months ended December 31, 2007 and 2006, respectively.

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

The Company follows SFAS 123(R) and recognizes compensation expense for the fair value of employee stock options over the applicable vesting period. The fair value of the stock options granted is estimated at grant date using the Black-Scholes option pricing model. During the three months ended December 31, 2007 and 2006, the Company recognized compensation cost relating to stock options of $17,000 and $21,000, respectively, which was charged to general and administrative expense.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 4 to the unaudited condensed consolidated financial statements.

See Note 3 to the Company’s Form 10-KSB for the year ended September 30, 2007 for a full discussion of the Company’s critical accounting policies and estimates.

Financial Results

Three Months Ended December 31, 2007 and 2006

Revenues for the three months ended December 31, 2007 were $241,000, as compared to $55,000 during the same period in the prior year. The increase was primarily due to the Company’s agreements with Sportingbet and Ladbrokes which provide certain minimum payments as well as an agreement to develop software for the Ontario Lottery & Gaming Corporation (“OLG”).

Cost of revenues for the three months ended December 31, 2007 were $181,000, as compared to $126,000 during the same period in the prior year. The increase was due to costs related to software development for the OLG and higher amortization expenses associated with capitalized product enhancements.

Research and development expense for the three months ended December 31, 2007 was $4,000, as compared to $111,000 during the same period in the prior year. The decrease was primarily due to lower payroll costs.

General and administrative expense for the three months ended December 31, 2007 was $297,000, as compared to $860,000 during the same period in the prior year. The decrease was primarily due to lower payroll costs and professional fees in Fiscal 2008, a provision for anticipated costs in Fiscal 2007 associated with GIG’s terminated office lease and non-cash compensation expense incurred in Fiscal 2007 associated with warrants and common stock which were issued to consultants.

Interest income for the three months ended December 31, 2007 was $0, as compared to $21,000 during the same period in the prior year. The decrease was primarily due to lower cash and short term investments balances.

Net loss applicable to common shareholders and net loss per share applicable to common shareholders (basic and diluted) for the three months ended December 31, 2007 was $300,000 and $0.02, respectively, as compared to $1,088,000 and $0.09, respectively, during the same period in the prior year. The improvement was primarily due to lower expenses and increased revenues.

Liquidity and Capital Resources

As of December 31, 2007, the Company had liquid resources totaling $193,000 which consisted of cash and cash equivalents.

The Company’s operations currently do not generate positive cash flow. The Company has taken a number of steps to improve cash flow by securing minimum monthly cash receipts from existing customers and new licensees and by reducing operating costs in the areas of payroll, rent, professional fees and consultants. On January 22, 2008, pursuant to note purchase agreements, dated as of January 14, 2008, the Company sold $269,000 aggregate principal amount of 14% Non-Negotiable Promissory Notes due July 31, 2008 (the “Notes”) in a private placement exclusively to accredited investors who are existing stockholders (including Bernard Albanese, the Company’s Chairman and Chief Executive Officer, and Philip Rule, a Director of the Company). The purpose of the financing was to (i) temporarily address the Company’s liquidity crisis by providing working capital to enable the Company to continue its operations beyond January 2008 and (ii) pay past due and current accounts payable of the Company. The note purchase agreements provide that until the earlier of (a) payment of all principal and accrued interest on the Notes, or (b) August 1, 2008, the Company may not (i) declare or pay any cash dividends or make any cash distributions on its common stock or preferred stock or purchase or otherwise acquire for value, directly or indirectly, any of its outstanding common stock or preferred stock; or (ii) increase the salary of any Company officer above the salary which such officer is being paid as of the date of the Notes.

The Company anticipates that, based on its current level of revenues and costs and without any proceeds from an equity financing or strategic transaction, its existing resources will be adequate to fund its capital and operating requirements through March 2008.

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

The Series C is initially convertible into an aggregate of 1,066,667 shares of Common Stock. Holders of Series C are entitled to receive a cumulative 6% annual dividend, payable quarterly in cash or, subject to certain conditions (which the Company no longer satisfies), shares of Common Stock at the Company’s option. A placement agent in this transaction received warrants to purchase 65,753 shares of the Company’s Common Stock expiring in August 2010 which are exercisable at $4.38 per share.

As a result of the de-listing from NASDAQ, the holders of Series C currently have the right to require that, commencing with the July 2007 dividend payment, dividend payments be made in cash. The unpaid quarterly dividends (which accrued for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007), amounting to $168,000, have been accrued as a liability in the balance sheet at December 31, 2007. The unpaid quarterly dividend has been accrued at 6% (rather than 12%) per annum because the holders of the Series C have not exercised either of their rights resulting from the NASDAQ de-listing. As of the date of this filing, the Company has not made the dividend payments which were due on July 2, 2007, October 1, 2007 and January 2, 2008. These unpaid dividends are subject to a late fee at the rate of 12% per annum (which must be paid in cash). Unpaid late fees amounting to $5,000 have been accrued as a liability in the balance sheet at December 31, 2007.

Under the terms of the private placement, and subject to certain conditions, the Company has the right to force conversion of all or a portion of the Series C into Common Stock. The Series C also provides that if certain events (all of which are within the control of the Company) occur such holder would have the right to require the Company to redeem the preferred stock for cash. For certain other events (including, without limitation, failure to be listed on the NASDAQ Capital Market for more than 10 consecutive trading days, which failure has occurred), each holder would have the right to require the Company to redeem the preferred stock (generally at 120% of stated value thereof) for the Company’s Common Stock (at approximately 90% of the market value of the Common Stock) subject to an ownership limitation or increase the dividend on the preferred stock to 12% per annum. The unpaid quarterly dividend has been accrued at 6% (rather than 12%) per annum in the accompanying statement of operations because the holders of the Series C have not exercised either of their rights resulting from the NASDAQ de-listing. In addition, the Series C and investor warrants are subject to full ratchet antidilution protection in the event of issuance of additional shares of Common Stock at a price below the conversion price. The Series C contains certain negative covenants including limitations with respect to borrowings and prohibition on payment by the Company of dividends and distributions on Common Stock. Registration rights agreements were entered into in connection with private placements which required the Company to file registration statements for the resale of the common shares issuable upon conversion of debentures and Series B and C Preferred Stock and upon the exercise of warrants issued in connection with the private placements and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common shares have been sold or may be sold without volume restrictions pursuant to (former) Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to the investors of 2.0% per month or 1.5% per month of the amounts invested by the investors until the failure is cured with no limitation on the maximum liquidated damages. Registration statements were filed and declared effective within the specified periods with respect to the private placements. As of January 31, 2008 common shares are no longer saleable pursuant to the registration statements because the financial information included in the prospectus thereunder is no longer current. As a result warrants become exercisable on a cashless basis. The Company believes that any common shares which were issued on conversion of debentures and Series B Preferred Stock and which are issuable upon conversion of the Series C Preferred Stock and upon the cashless exercise of warrants issued in connection with the private placements are immediately saleable without volume restrictions pursuant to (current) Rule 144(b) and accordingly, no liquidated damages will be required to be paid by the Company.

Off Balance Sheet Arrangements

None

System Deployment Status

Internet

The Company has two non-exclusive agreements with bookmakers in the UK. Under these agreements, GIG furnishes the technology and operates the system, and the partner is responsible for marketing the product, first level customer support and for processing customer financial transactions.

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

Anticipated deployments

On September 17, 2007, the Company announced that it had received a purchase order from the Ontario Lottery and Gaming Corporation (“OLG”), which authorizes the spending of up to $175,000 for software development and other services. This software development is required for the modification of the Company’s SportXction® System to add certain features, including the offering of parlay wagering, required by OLG. OLG is authorized under Canadian and provincial law to operate gaming and wagering businesses within the Province of Ontario.

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

On December 5, 2007, the Company announced that it has signed an Agreement in Principle with Neptune Race and Sports Book, Inc. (“Neptune”). This non-binding agreement provides the commercial framework for an anticipated licensing agreement to be negotiated between the two parties for the use of the Company’s SportXction® System.

Neptune currently provides turnkey race and sports wagering systems and services for use on cruise ships and in resort casinos. The intention of this agreement is for Neptune to license the Company’s SportXction® System in order to add play-by-play wagering to its existing capabilities for use in its current and future casino venues. It is anticipated that Neptune’s personnel will operate the SportXction® System from its operations hub located in Nevada. The Company anticipates receiving initial upfront service fees as well as a share of the revenue.

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

Safe Harbor Statement

Except for the historical information contained herein, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to: whether the Company’s available resources will be adequate to fund its requirements through March 2008 or thereafter and whether the Company will be able to meet its cash requirements; the ability of the Company to raise funds or execute a strategic transaction and if it does raise additional funds, the terms on which it can be raised and the dilutive impact on existing shareholders; whether the Company will be permitted to pay dividends on the Series C Preferred Stock in shares of Common Stock rather than cash and the number of shares and dilutive impact to existing shareholders if the Company is permitted to pay such dividends in shares of Common Stock; whether or not any new financing would trigger the full ratchet anti-dilution provisions of the Series C Preferred Stock or the anti-dilution provisions of any outstanding warrants; whether there is a significant potential market for the Company’s horseracing product under development, whether the Company will be able to enter into additional agreements for the fully integrated system implementation, whether the Company will enter into definitive agreements with the Ontario Lottery Board or the Neptune Race and Sports Book, Inc., how long the Company will continue to incur significant losses and negative cash flow; whether the Company or its partners will attract adequate players to the SportXction® System for sports wagering and sports contests; how long the Company will be able to fund its capital and operating requirements; and whether the Company will have to cease operations. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company and its partners to attract adequate numbers of players to its wagering system and the ability of the Company to develop and market other opportunities for its products. Additional information concerning certain risks or uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in its Form 10-KSB for the fiscal year ended September 30, 2007. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions the reader not to place undue reliance on such matters.

Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The Company failed to make the mandatory cumulative quarterly dividend payments on its Series C Preferred Stock in the amount of $168,000 (calculated at the rate of 6% per annum; see Note 3 to Condensed Consolidated Financial Statements (Unaudited)) which were due on July 2, 2007, October 1, 2007 and January 2, 2008. Because of the Company’s May 18, 2007 de-listing from the NASDAQ Capital Market, the Company no longer has the option of paying the dividend in shares of Common Stock without the consent of the holders of the Series C. The unpaid dividend is subject to a late fee (which must be paid in cash) at the rate of 12% per annum from July 2, 2007. Because of the de-listing from NASDAQ, each holder of the Series C Preferred Stock has the right to require the Company to redeem the Series C Preferred Stock (generally at 120% of the stated value thereof) for the Company’s Common Stock (at approximately 90% of the market value of the Common Stock) subject to an ownership limitation or to increase the dividend on the Series C Preferred Stock to 12% per annum. As of the date of this filing, the Company has not been notified of any election having been made by the Series C holders as to the exercise of either of their rights. If the Series C holders elected to require the Company to redeem their shares, absent the holders’ limitations, the Company would be required to issue approximately 7,231,000 common shares based on the quoted market price for its common stock on December 31, 2007.

Registration rights agreements were entered into in connection with the Company’s private placements which required the Company to file a registration statement for the resale of the common shares issuable upon conversion of debentures and and Series C Preferred Stock and upon the exercise of warrants issued in connection with the private placements and to use commercially reasonable efforts to have the registration statements declared effective by the end of a specified grace period. In addition, the Company is required to use commercially reasonable efforts to maintain the effectiveness of the registration statements until all such common shares have been sold or may be sold without volume restrictions pursuant to (former) Rule 144(k) of the Securities Act. If the Company fails to have the registration statement declared effective within the grace period or if effectiveness is not maintained, the agreements require cash payments of liquidated damages by the Company to the investors of 2.0% per month or 1.5% per month of the amounts invested by the investors until the failure is cured with no limitation on the maximum liquidated damages. Registration statements were filed and declared effective within the specified periods. As of January 31, 2008 common shares are no longer saleable pursuant to the registration statements because the financial information included in the prospectus thereunder is no longer current. As a result warrants become exercisable on a cashless basis. The Company believes that any common shares which were issued on conversion of debentures and Series B Preferred Stock and which are issuable upon conversion of the Series C Preferred Stock and upon the cashless exercise of warrants issued in connection with the private placements are immediately saleable without volume restrictions pursuant to (current) Rule 144(b) and, accordingly, no liquidated damages will be required to be paid by the Company.

Item 6. Exhibits

NUMBER	DESCRIPTION

4.1	Form of Note Purchase Agreement dated as of January 14, 2008.

4.2	Form of 14% Non-Negotiable Promissory Notes due July 31, 2008.

31.01	Certification of Bernard Albanese, Chief Executive Officer and acting Chief Financial Officer of Interactive Systems Worldwide Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Interactive Systems Worldwide Inc.

Dated: February 19, 2008	By:	/s/ Bernard Albanese
Bernard Albanese
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)